Form 10-Q
period 2024-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2024-08-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock—13,460,788 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of July 31, 2024)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	LOCOM	Lower of the Cost or Market Value
AOCI	Accumulated Other Comprehensive Income	MD&A	Management’s Discussion and Analysis
ASC	Accounting Standards Codification	MSRs	Mortgage Servicing Rights
ASU	Accounting Standards Update	NCCOB	North Carolina Commissioner of Banks
BHC	Bank Holding Company	NII	Net Interest Income
bps	Basis point(s); 1 bp = 0.01%	NII Sensitivity	Net Interest Income Sensitivity
CRA	Community Reinvestment Act of 1977	NIM	Net Interest Margin
CRE	Commercial Real Estate	NPR	Notice of Proposed Rulemaking
DPA	Deferred Purchase Agreement	OREO	Other Real Estate Owned
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Accretion or Amortization
ETR	Effective Income Tax Rate	PAM	Proportional Amortization Method
EVE Sensitivity	Economic Value of Equity Sensitivity	PCD	Purchased Credit Deteriorated
FASB	Financial Accounting Standards Board	PD	Probability of Obligor Default
FCB	First-Citizens Bank & Trust Company	ROU	Right of Use
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SVB	Silicon Valley Bank
GAAP	United States Generally Accepted Accounting Principles	SVBB	Silicon Valley Bridge Bank, N.A.
HQLS	High-Quality Liquid Securities	TMT	Technology Media and Telecommunications
ISDA	International Swaps and Derivatives Association	UPB	Unpaid Principal Balance
LGD	Loss Given Default	VIE	Variable Interest Entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$764	$908
Interest-earning deposits at banks	25,361	33,609
Securities purchased under agreements to resell	392	473
Investment in marketable equity securities (cost of $75 at June 30, 2024 and December 31, 2023)	78	84
Investment securities available for sale (cost of $27,959 at June 30, 2024 and $20,688 at December 31, 2023), net of allowance for credit losses	27,053	19,936
Investment securities held to maturity (fair value of $8,946 at June 30, 2024 and $8,503 at December 31, 2023)	10,535	9,979
Assets held for sale	92	76
Loans and leases	139,341	133,302
Allowance for loan and lease losses	(1,700)	(1,747)
Loans and leases, net of allowance for loan and lease losses	137,641	131,555
Operating lease equipment, net	8,945	8,746
Premises and equipment, net	1,938	1,877
Goodwill	346	346
Other intangible assets, net	280	312
Other assets	6,402	5,857
Total assets	$219,827	$213,758
Liabilities
Deposits:
Noninterest-bearing	$40,016	$39,799
Interest-bearing	111,063	106,055
Total deposits	151,079	145,854
Credit balances of factoring clients	1,175	1,089
Borrowings:
Short-term borrowings	386	485
Long-term borrowings	37,072	37,169
Total borrowings	37,458	37,654
Other liabilities	7,628	7,906
Total liabilities	197,340	192,503
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at June 30, 2024 and December 31, 2023)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at June 30, 2024 and December 31, 2023; 13,524,550 and 13,514,933 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at June 30, 2024 and December 31, 2023)	1	1
Additional paid in capital	4,099	4,108
Retained earnings	18,102	16,742
Accumulated other comprehensive loss	(610)	(491)
Total stockholders’ equity	22,487	21,255
Total liabilities and stockholders’ equity	$219,827	$213,758
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2024	2023	2024	2023
Interest income
Interest and fees on loans	$2,422	$2,353	$4,776	$3,370
Interest on investment securities	330	120	612	227
Interest on deposits at banks	378	480	826	567
Total interest income	3,130	2,953	6,214	4,164
Interest expense
Deposits	975	575	1,903	863
Borrowings	334	417	673	490
Total interest expense	1,309	992	2,576	1,353
Net interest income	1,821	1,961	3,638	2,811
Provision for credit losses	95	151	159	934
Net interest income after provision for credit losses	1,726	1,810	3,479	1,877
Noninterest income
Rental income on operating lease equipment	259	238	514	471
Fee income and other service charges	77	70	152	117
Client investment fees	54	52	104	54
Wealth management services	52	51	103	91
International fees	30	29	58	33
Service charges on deposit accounts	44	44	88	68
Factoring commissions	19	20	36	39
Cardholder services, net	40	41	80	62
Merchant services, net	12	14	24	24
Insurance commissions	13	14	28	27
Realized loss on sale of investment securities available for sale, net	—	—	—	(14)
Fair value adjustment on marketable equity securities, net	(2)	(10)	(6)	(19)
Gain on sale of leasing equipment, net	4	4	14	8
Gain on acquisition	—	55	—	9,879
Loss on extinguishment of debt	—	—	(2)	—
Other noninterest income	37	36	73	77
Total noninterest income	639	658	1,266	10,917
Noninterest expense
Depreciation on operating lease equipment	98	91	194	180
Maintenance and other operating lease expenses	60	56	105	112
Salaries and benefits	745	775	1,489	1,195
Net occupancy expense	58	64	120	114
Equipment expense	126	133	240	191
Professional fees	24	20	49	31
Third-party processing fees	58	55	118	85
FDIC insurance expense	33	22	74	40
Marketing expense	18	41	32	56
Acquisition-related expenses	44	205	102	233
Intangible asset amortization	15	18	32	23
Other noninterest expense	107	92	207	167
Total noninterest expense	1,386	1,572	2,762	2,427
Income before income taxes	979	896	1,983	10,367
Income tax expense	272	214	545	167
Net income	$707	$682	$1,438	$10,200
Preferred stock dividends	16	15	31	29
Net income available to common stockholders	$691	$667	$1,407	$10,171
Earnings per common share
Basic	$47.54	$45.90	$96.81	$700.10
Diluted	$47.54	$45.87	$96.80	$699.53
Weighted average common shares outstanding
Basic	14,534,499	14,528,134	14,533,900	14,527,417
Diluted	14,534,499	14,537,938	14,535,472	14,539,176
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2024	2023	2024	2023
Net income	$707	$682	$1,438	$10,200
Other comprehensive loss, net of tax
Net unrealized loss on securities available for sale	(22)	(100)	(113)	(42)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	1	—	1
Net change in defined benefit pension items	(8)	(4)	(8)	4
Net unrealized gain on cash flow hedge derivatives	2	—	2	—
Other comprehensive loss, net of tax	$(28)	$(103)	$(119)	$(37)
Total comprehensive income	$679	$579	$1,319	$10,163
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2024	$881	$14	$1	$4,099	$17,435	$(582)	$21,848
Net income	—	—	—	—	707	—	707
Other comprehensive loss, net of tax	—	—	—	—	—	(28)	(28)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(22)	—	(22)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487

Balance at March 31, 2023	$881	$14	$1	$4,104	$14,885	$(669)	$19,216
Net income	—	—	—	—	682	—	682
Other comprehensive loss, net of tax	—	—	—	—	—	(103)	(103)
Stock based compensation	—	—	—	2	—	—	2
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Six Months Ended
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	1,438	—	1,438
Other comprehensive loss, net of tax	—	—	—	—	—	(119)	(119)
Stock based compensation	—	—	—	(9)	—	—	(9)
Cash dividends declared ($3.28 per common share):
Class A common stock	—	—	—	—	(44)	—	(44)
Class B common stock	—	—	—	—	(3)	—	(3)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(16)	—	(16)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487

Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	10,200	—	10,200
Other comprehensive loss, net of tax	—	—	—	—	—	(37)	(37)
Stock based compensation	—	—	—	(3)	—	—	(3)
Cash dividends declared ($1.50 per common share):
Class A common stock	—	—	—	—	(20)	—	(20)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,438	$10,200
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	159	934
Deferred tax benefit	(183)	(404)
Depreciation, amortization, and accretion, net	(6)	90
Stock based compensation expense	—	3
Realized loss on sale of investment securities available for sale, net	—	14
Fair value adjustment on marketable equity securities, net	6	19
(Gain) loss on sale of loans, net	(3)	1
Gain on sale of operating lease equipment, net	(14)	(8)
Gain on other real estate owned, net	(3)	(2)
Gain on acquisition	—	(9,879)
Loss on extinguishment of debt	2	—
Origination of loans held for sale	(547)	(286)
Proceeds from sale of loans held for sale	535	227
Net change in other assets	(268)	(70)
Net change in other liabilities	(224)	(274)
Other operating activities	(14)	(11)
Net cash provided by operating activities	878	554
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	8,248	1,110
Purchases of investment securities available for sale	(10,757)	(3,095)
Proceeds from maturities of investment securities available for sale	2,729	486
Proceeds from sales of investment securities available for sale	695	1
Purchases of investment securities held to maturity	(791)	(213)
Proceeds from maturities of investment securities held to maturity	249	307
Net decrease (increase) in securities purchased under agreements to resell	81	(298)
Net (increase) decrease in loans	(6,190)	6,284
Proceeds from sales of loans	218	263
Net increase in credit balances of factoring clients	86	72
Purchases of operating lease equipment	(428)	(586)
Proceeds from sales of operating lease equipment	103	76
Purchases of premises and equipment	(195)	(128)
Proceeds from sales of other real estate owned	11	10
Cash acquired, net of cash paid as consideration for acquisition	—	879
Proceeds from surrender of bank-owned life insurance policies	—	238
Other investing activities	(169)	1,135
Net cash (used in) provided by investing activities	(6,110)	6,541
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(1,261)	5,466
Net increase (decrease) in demand and other interest-bearing deposits	6,568	(9,780)
Net (decrease) increase in securities sold under customer repurchase agreements	(99)	9
Repayment of short-term borrowings	—	(2,250)
Proceeds from issuance of short-term borrowings	—	500
Repayment of long-term borrowings	(32)	(10,573)
Proceeds from issuance of long-term borrowings	—	9,990
Cash dividends paid	(78)	(52)
Other financing activities	(10)	(7)
Net cash provided by (used in) financing activities	5,088	(6,697)
Change in cash and due from banks	(144)	398
Cash and due from banks at beginning of period	908	518
Cash and due from banks at end of period	$764	$917

	Six Months Ended June 30,
dollars in millions	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,618	$1,367
Income taxes	703	427
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	—	20
Transfers of premises and equipment to other real estate	5	4
Transfer of assets from held for investment to held for sale	236	261
Transfer of assets from held for sale to held for investment	13	11
Commitments extended during the period on affordable housing investment credits	323	40
Purchase Money Note as consideration for SVBB Acquisition	—	35,808
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

During the first quarter of 2024, the private bank, CRE, and “other” loan classes described below, which were reported in the SVB portfolio at December 31, 2023, were recast to the applicable loan classes within the Commercial and Consumer portfolios.
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

Certain loans secured by other nonfarm, nonresidential properties, which were reported in the owner occupied commercial mortgage loan class at December 31, 2023, were recast to the non-owner occupied commercial mortgage loan class during the first quarter of 2024.

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

Derivative Assets and Liabilities
During the second quarter of 2024, BancShares entered into floating-rate loan portfolio cash flow hedges as further discussed in Note 12—Derivative Financial Instruments. The changes in fair value of the hedging instrument in a cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified to earnings during the periods in which the hedged cash flows affect earnings. The recognized gains and losses on loan portfolio cash flow hedges are reported in “interest and fees on loans” on the Consolidated Statements of Income when reclassified from AOCI to earnings.

We assess hedge effectiveness at inception and on an ongoing basis. If an accounting hedge subsequently ceases to qualify as an effective hedge or the forecasted cash flows are no longer probable of occurring in a cash flow hedge within the specified period, hedge accounting will be discontinued. Any amounts in AOCI related to a discontinued cash flow hedge will be reclassified to earnings over the same periods in which the hedged cash flows affect earnings. However, if it becomes probable that the forecasted cash flows will not occur within the specified period, any related amounts in AOCI will be reclassified to earnings immediately.

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

Management has finalized its fair value estimates for the acquired assets and assumed liabilities. The final fair value estimates included adjustments for information relating to events or circumstances existing at the SVBB Acquisition Date that impacted the preliminary fair value estimates within the allowable period not to exceed one year following the SVBB Acquisition Date (“Measurement Period Adjustments”). We recorded Measurement Period Adjustments during 2023. There were no Measurement Period Adjustments during the six months ended June 30, 2024.

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

In connection with the SVBB Purchase Agreement, FCB also entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). The Shared-Loss Agreement covered an estimated $60 billion of commercial loans (collectively, the “Covered Assets”) at the time of acquisition. The FDIC will reimburse FCB for 0% of losses of up to $5 billion with respect to Covered Assets and 50% of losses in excess of $5 billion with respect to Covered Assets (“FDIC Loss Sharing”) and FCB will reimburse the FDIC for 50% of recoveries related to such Covered Assets (“FCB reimbursement”). The Shared-Loss Agreement provides for FDIC Loss Sharing for five years and FCB reimbursement for eight years. The Shared-Loss Agreement extends to loans funded within one year of the SVBB Acquisition Date that were unfunded commitments to loans at the SVBB Acquisition Date. If certain conditions are met pursuant to the Shared-Loss Agreement, FCB has agreed to pay to the FDIC, 45 days after March 31, 2031 (or, if earlier, the time of disposition of all acquired assets pursuant to the Shared-Loss Agreement), a true-up amount up to $1.5 billion calculated using a formula set forth in the Shared-Loss Agreement. As noted below, estimates indicated there is no material value to attribute to the loss indemnification asset or true-up liability.

In connection with the SVBB Acquisition, FCB issued a five-year $35 billion note payable to the FDIC (the “Original Purchase Money Note”), and entered into binding terms and conditions for an up to $70 billion line of credit provided by the FDIC for related risks and liquidity purposes (the “Initial Liquidity Commitment”). At such time, FCB and the FDIC agreed to negotiate additional terms and documents augmenting and superseding the Original Purchase Money Note and Initial Liquidity Commitment, and on November 20, 2023, FCB and the FDIC entered into new financing agreements for those purposes. On November 20, 2023, the Original Purchase Money Note was amended and restated, dated as of March 27, 2023 and maturing March 27, 2028 (the “Purchase Money Note”), adjusting the principal amount to approximately $36.07 billion. FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 25 basis points (“bps”) (but in no event less than 0.00%). Obligations of FCB under the Advance Facility Agreement are subordinated to its obligations under the Purchase Money Note. See the “Pledged Assets” section in Note 4—Loans and Leases.

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
(3) The $9.81 billion gain on acquisition includes Measurement Period Adjustments, whereas the $9.88 billion gain on acquisition in the Consolidated Statements of Income for the six months ended June 30, 2023, was preliminary as Measurement Period Adjustments were recorded after June 30, 2023.

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

Deferred tax liability
The SVBB Acquisition is an asset acquisition for tax purposes and is therefore considered a taxable transaction. The deferred tax liability for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the PAM.

The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes.

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

Shared-Loss Agreement intangibles
Estimates indicated there is no material value to attribute to the loss indemnification asset or true-up liability. This is primarily based on evaluation of historical loss experience and the credit quality of the portfolio.

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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at June 30, 2024 and December 31, 2023.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$11,818	$3	$(70)	$11,751
Government agency	99	—	(2)	97
Residential mortgage-backed securities	12,561	33	(619)	11,975
Commercial mortgage-backed securities	2,938	1	(212)	2,727
Corporate bonds	526	—	(40)	486
Municipal bonds	17	—	—	17
Total investment securities available for sale	$27,959	$37	$(943)	$27,053
Investment in marketable equity securities	$75	$13	$(10)	$78
Investment securities held to maturity
U.S. Treasury	$481	$—	$(41)	$440
Government agency	1,510	—	(143)	1,367
Residential mortgage-backed securities	4,793	5	(705)	4,093
Commercial mortgage-backed securities	3,450	—	(668)	2,782
Supranational securities	299	—	(37)	262
Other	2	—	—	2
Total investment securities held to maturity	$10,535	$5	$(1,594)	$8,946
Total investment securities	$38,569	$55	$(2,547)	$36,077

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,554	$34	$(80)	$10,508
Government agency	120	—	(3)	117
Residential mortgage-backed securities	7,154	72	(540)	6,686
Commercial mortgage-backed securities	2,319	9	(197)	2,131
Corporate bonds	529	—	(47)	482
Municipal bonds	12	—	—	12
Total investment securities available for sale	$20,688	$115	$(867)	$19,936
Investment in marketable equity securities	$75	$17	$(8)	$84
Investment securities held to maturity
U.S. Treasury	$479	$—	$(40)	$439
Government agency	1,506	—	(143)	1,363
Residential mortgage-backed securities	4,205	—	(644)	3,561
Commercial mortgage-backed securities	3,489	—	(614)	2,875
Supranational securities	298	—	(35)	263
Other	2	—	—	2
Total investment securities held to maturity	$9,979	$—	$(1,476)	$8,503
Total investment securities	$30,742	$132	$(2,351)	$28,523

U.S. Treasury investments include Treasury bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Administration (“SBA”), Federal Home Loan Bank (“FHLB”) and other U.S. agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are general obligation bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities & Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

BancShares initially held approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (“Visa Class B common stock”). Effective January 24, 2024, all outstanding shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock (“Visa Class B-1 common stock”) pursuant to Visa’s eighth amended and restated certificate of incorporation. BancShares currently holds approximately 354,000 shares of Visa Class B-1 common stock. Until the resolution of certain litigation, at which time the Visa Class B-1 common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B-1 common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B-1 common stock or certain new denominations of Visa’s former Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B-1 common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B-1 common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At June 30, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $136 million and $20 million, respectively. At December 31, 2023, accrued interest receivable for available for sale and held to maturity debt securities was $87 million and $18 million, respectively. During the three and six months ended June 30, 2024 and 2023, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2024 or December 31, 2023.

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

Maturities - Debt Securities

dollars in millions	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$5,995	$5,961	$5,674	$5,658
After one through five years	5,962	5,921	4,996	4,959
After five through 10 years	382	351	408	369
After 10 years	22	21	17	16
Government agency	99	97	120	117
Residential mortgage-backed securities	12,561	11,975	7,154	6,686
Commercial mortgage-backed securities	2,938	2,727	2,319	2,131
Total investment securities available for sale	$27,959	$27,053	$20,688	$19,936
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$27	$26	$27	$26
After one through five years	1,641	1,514	1,636	1,508
After five through 10 years	624	531	622	533
Residential mortgage-backed securities	4,793	4,093	4,205	3,561
Commercial mortgage-backed securities	3,450	2,782	3,489	2,875
Total investment securities held to maturity	$10,535	$8,946	$9,979	$8,503

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income - taxable investment securities	$330	$118	$611	$224
Interest income - nontaxable investment securities	—	2	—	2
Dividend income - marketable equity securities	—	—	1	1
Interest on investment securities	$330	$120	$612	$227

Fair value adjustment on marketable equity securities and net realized losses on sales of investment securities available for sale are presented on the Consolidated Statements of Income. The following table presents the gross realized losses and gains on the sales of investment securities available for sale.

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains on sales of investment securities available for sale	$—	$—	$—	$—
Gross realized losses on sales of investment securities available for sale	—	—	—	(14)
Net realized losses on sales of investment securities available for sale	$—	$—	$—	$(14)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$7,954	$(18)	$1,745	$(52)	$9,699	$(70)
Government agency	—	—	97	(2)	97	(2)
Residential mortgage-backed securities	5,129	(42)	3,884	(577)	9,013	(619)
Commercial mortgage-backed securities	822	(6)	1,322	(206)	2,144	(212)
Corporate bonds	71	(7)	399	(33)	470	(40)
Total	$13,976	$(73)	$7,447	$(870)	$21,423	$(943)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$955	$—	$1,919	$(80)	$2,874	$(80)
Government agency	23	—	94	(3)	117	(3)
Residential mortgage-backed securities	293	(3)	4,073	(537)	4,366	(540)
Commercial mortgage-backed securities	157	(1)	1,386	(196)	1,543	(197)
Corporate bonds	89	(9)	393	(38)	482	(47)
Total	$1,517	$(13)	$7,865	$(854)	$9,382	$(867)

As of June 30, 2024, there were 524 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 453 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 71 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2024, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of June 30, 2024.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of June 30, 2024.

There were no debt securities on nonaccrual status as of June 30, 2024 or December 31, 2023.

Investment securities having an aggregate carrying value of $3.89 billion at June 30, 2024, and $3.77 billion at December 31, 2023, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the PAM. See Note 9—Other Assets for the respective balances.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	June 30, 2024	December 31, 2023
Commercial
Commercial construction	$4,484	$3,918
Owner occupied commercial mortgage	16,233	15,471
Non-owner occupied commercial mortgage	15,580	14,995
Commercial and industrial	30,684	29,794
Leases	2,049	2,054
Total commercial	69,030	66,232
Consumer
Residential mortgage	23,101	22,776
Revolving mortgage	2,351	2,165
Consumer auto	1,503	1,442
Consumer other	1,388	1,176
Total consumer	28,343	27,559
SVB
Global fund banking	28,915	25,553
Investor dependent - early stage	1,179	1,403
Investor dependent - growth stage	2,627	2,897
Innovation C&I and cash flow dependent	9,247	9,658
Total SVB	41,968	39,511
Total loans and leases	$139,341	$133,302

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of the changes in loan classes.

At June 30, 2024 and December 31, 2023, accrued interest receivable on loans included in other assets was $664 million and $625 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income, which primarily related to the SVBB Acquisition, was $145 million and $308 million for the three and six months ended June 30, 2024, including $20 million and $56 million for unfunded commitments, respectively. Discount accretion income, which primarily related to the SVBB Acquisition, was $243 million and $260 million for the three and six months ended June 30, 2023, including $17 million and $20 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	June 30, 2024	December 31, 2023
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(90)	$(72)

Net unamortized discount on acquired loans
Non-PCD	$1,655	$1,860
PCD	126	176
Total net unamortized discount	$1,781	$2,036

The aging of the outstanding loans and leases by class at June 30, 2024 and December 31, 2023 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$74	$—	$—	$74	$4,410	$4,484
Owner occupied commercial mortgage	52	14	29	95	16,138	16,233
Non-owner occupied commercial mortgage	66	2	412	480	15,100	15,580
Commercial and industrial	111	64	117	292	30,392	30,684
Leases	43	13	11	67	1,982	2,049
Total commercial	346	93	569	1,008	68,022	69,030
Consumer
Residential mortgage	142	50	79	271	22,830	23,101
Revolving mortgage	15	5	11	31	2,320	2,351
Consumer auto	9	3	2	14	1,489	1,503
Consumer other	4	3	4	11	1,377	1,388
Total consumer	170	61	96	327	28,016	28,343
SVB
Global fund banking	—	—	—	—	28,915	28,915
Investor dependent - early stage	2	2	7	11	1,168	1,179
Investor dependent - growth stage	—	6	5	11	2,616	2,627
Innovation C&I and cash flow dependent	—	41	13	54	9,193	9,247
Total SVB	2	49	25	76	41,892	41,968
Total loans and leases	$518	$203	$690	$1,411	$137,930	$139,341

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$43	$8	$2	$53	$3,865	$3,918
Owner occupied commercial mortgage	21	10	47	78	15,393	15,471
Non-owner occupied commercial mortgage	100	188	283	571	14,424	14,995
Commercial and industrial	177	49	116	342	29,452	29,794
Leases	55	15	21	91	1,963	2,054
Total commercial	396	270	469	1,135	65,097	66,232
Consumer
Residential mortgage	136	33	73	242	22,534	22,776
Revolving mortgage	15	3	11	29	2,136	2,165
Consumer auto	9	3	2	14	1,428	1,442
Consumer other	8	3	4	15	1,161	1,176
Total consumer	168	42	90	300	27,259	27,559
SVB
Global fund banking	—	—	—	—	25,553	25,553
Investor dependent - early stage	10	12	9	31	1,372	1,403
Investor dependent - growth stage	5	2	7	14	2,883	2,897
Innovation C&I and cash flow dependent	27	3	40	70	9,588	9,658
Total SVB	42	17	56	115	39,396	39,511
Total loans and leases	$606	$329	$615	$1,550	$131,752	$133,302

The amortized cost by class of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2024 and December 31, 2023 are presented below.

Loans on Nonaccrual Status (1) (2)

dollars in millions	June 30, 2024		December 31, 2023
	Nonaccrual Loans	Loans > 90 Days and Accruing	Nonaccrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$1	$—	$2	$1
Owner occupied commercial mortgage	66	1	60	8
Non-owner occupied commercial mortgage	533	105	411	39
Commercial and industrial	246	34	194	59
Leases	34	1	31	7
Total commercial	880	141	698	114
Consumer
Residential mortgage	121	8	127	4
Revolving mortgage	22	—	21	—
Consumer auto	6	—	5	—
Consumer other	1	3	1	3
Total consumer	150	11	154	7
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	40	—	37	2
Investor dependent - growth stage	47	—	37	—
Innovation C&I and cash flow dependent	24	—	43	—
Total SVB	111	—	117	2
Total loans and leases	$1,141	$152	$969	$123
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $8 million for the six months ended June 30, 2024 and $10 million for the year ended December 31, 2023.
(2)    Nonaccrual loans for which there was no related ALLL totaled $233 million at June 30, 2024 and $138 million at December 31, 2023.

Other real estate owned (“OREO”) and repossessed assets were $64 million as of June 30, 2024 and $62 million as of December 31, 2023.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2024 and December 31, 2023, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

June 30, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$481	$1,561	$1,521	$419	$173	$85	$70	$—	$4,310
Special Mention	—	2	68	2	14	22	—	—	108
Substandard	3	6	15	13	—	29	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	484	1,569	1,604	434	187	136	70	—	4,484
Owner occupied commercial mortgage
Pass	1,448	2,457	2,895	2,755	2,297	3,385	211	29	15,477
Special Mention	1	28	19	39	39	92	6	—	224
Substandard	19	19	96	71	77	235	10	1	528
Doubtful	—	—	—	—	—	4	—	—	4
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,468	2,504	3,010	2,865	2,413	3,716	227	30	16,233
Non-owner occupied commercial mortgage
Pass	1,233	3,109	3,006	2,198	1,755	2,617	80	3	14,001
Special Mention	2	7	164	85	5	180	—	—	443
Substandard	—	7	66	15	129	763	1	—	981
Doubtful	—	—	—	—	39	116	—	—	155
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,235	3,123	3,236	2,298	1,928	3,676	81	3	15,580
Commercial and industrial
Pass	5,936	5,584	4,099	2,462	1,306	1,468	7,336	60	28,251
Special Mention	82	66	175	165	16	127	254	—	885
Substandard	83	101	208	159	182	293	264	1	1,291
Doubtful	1	25	49	16	3	21	4	—	119
Ungraded	—	—	—	—	—	—	138	—	138
Total commercial and industrial	6,102	5,776	4,531	2,802	1,507	1,909	7,996	61	30,684
Leases
Pass	418	608	390	212	142	77	—	—	1,847
Special Mention	6	17	35	15	5	2	—	—	80
Substandard	9	32	27	17	16	10	—	—	111
Doubtful	1	3	3	2	1	1	—	—	11
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	434	660	455	246	164	90	—	—	2,049
Total commercial	$9,723	$13,632	$12,836	$8,645	$6,199	$9,527	$8,374	$94	$69,030

SVB - Risk Classifications by Class

June 30, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Global fund banking
Pass	$593	$535	$159	$25	$18	$15	$27,488	$66	$28,899
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	593	535	164	33	20	15	27,489	66	28,915
Investor dependent - early stage
Pass	123	397	238	28	—	—	97	4	887
Special Mention	—	8	7	1	—	—	—	—	16
Substandard	5	60	103	23	1	—	44	4	240
Doubtful	15	9	10	1	—	—	1	—	36
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	143	474	358	53	1	—	142	8	1,179
Investor dependent - growth stage
Pass	511	776	567	109	3	—	237	5	2,208
Special Mention	—	16	25	—	—	—	17	—	58
Substandard	12	101	159	27	—	—	16	—	315
Doubtful	9	—	23	10	—	—	4	—	46
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	532	893	774	146	3	—	274	5	2,627
Innovation C&I and cash flow dependent
Pass	1,217	2,082	1,682	519	212	43	2,041	—	7,796
Special Mention	83	85	112	28	—	—	115	—	423
Substandard	90	79	268	184	67	—	316	—	1,004
Doubtful	—	—	1	—	—	—	23	—	24
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	1,390	2,246	2,063	731	279	43	2,495	—	9,247
Total SVB	$2,658	$4,148	$3,359	$963	$303	$58	$30,400	$79	$41,968

Consumer Loans - Delinquency Status by Class

June 30, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$1,152	$3,107	$5,431	$5,342	$3,049	$4,737	$12	$—	$22,830
30-59 days	—	6	20	13	23	80	—	—	142
60-89 days	—	1	4	5	1	39	—	—	50
90 days or greater	—	—	3	4	7	65	—	—	79
Total residential mortgage	1,152	3,114	5,458	5,364	3,080	4,921	12	—	23,101
Revolving mortgage
Current	—	—	—	—	—	—	2,226	94	2,320
30-59 days	—	—	—	—	—	—	12	3	15
60-89 days	—	—	—	—	—	—	2	3	5
90 days or greater	—	—	—	—	—	—	4	7	11
Total revolving mortgage	—	—	—	—	—	—	2,244	107	2,351
Consumer auto
Current	346	442	348	205	98	50	—	—	1,489
30-59 days	—	2	3	2	1	1	—	—	9
60-89 days	—	1	1	1	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	346	446	353	208	99	51	—	—	1,503
Consumer other
Current	114	186	119	40	7	22	889	—	1,377
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	114	186	120	40	7	25	896	—	1,388
Total consumer	$1,612	$3,746	$5,931	$5,612	$3,186	$4,997	$3,152	$107	$28,343

The following tables represent current credit quality indicators by origination year as of December 31, 2023:

Commercial Loans - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$1,062	$1,615	$620	$226	$63	$57	$39	$4	$3,686
Special Mention	—	10	6	81	47	—	—	—	144
Substandard	—	47	5	31	—	5	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,062	1,672	631	338	110	62	39	4	3,918
Owner occupied commercial mortgage
Pass	2,544	2,859	2,902	2,467	1,666	2,107	193	31	14,769
Special Mention	26	19	24	28	43	72	1	—	213
Substandard	7	91	99	61	45	176	10	—	489
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,577	2,969	3,025	2,556	1,754	2,355	204	31	15,471
Non-owner occupied commercial mortgage
Pass	3,132	3,150	2,212	1,860	1,148	1,930	80	3	13,515
Special Mention	14	45	33	96	171	90	9	—	458
Substandard	2	48	27	127	365	330	—	—	899
Doubtful	—	—	2	13	67	39	2	—	123
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	3,148	3,243	2,274	2,096	1,751	2,389	91	3	14,995
Commercial and industrial
Pass	8,472	4,858	3,347	1,660	952	1,351	6,818	34	27,492
Special Mention	105	134	149	89	69	26	194	—	766
Substandard	92	236	144	217	127	258	264	4	1,342
Doubtful	2	19	5	—	12	20	13	—	71
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	8,671	5,247	3,645	1,966	1,160	1,655	7,412	38	29,794
Leases
Pass	732	499	290	209	91	35	—	—	1,856
Special Mention	18	22	20	7	4	1	—	—	72
Substandard	28	32	21	19	6	8	—	—	114
Doubtful	3	4	3	1	1	—	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	781	557	334	236	102	44	—	—	2,054
Total commercial	$16,239	$13,688	$9,909	$7,192	$4,877	$6,505	$7,746	$76	$66,232

SVB - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$453	$202	$40	$36	$14	$3	$24,702	$66	$25,516
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	9	3	—	—	18	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	453	209	49	39	14	3	24,720	66	25,553
Investor dependent - early stage
Pass	421	453	85	4	1	—	99	2	1,065
Special Mention	8	14	1	—	—	—	—	—	23
Substandard	40	138	51	3	—	—	51	—	283
Doubtful	12	12	3	—	—	1	4	—	32
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	481	617	140	7	1	1	154	2	1,403
Investor dependent - growth stage
Pass	1,034	967	217	25	8	2	198	5	2,456
Special Mention	6	25	—	—	—	—	—	—	31
Substandard	66	192	83	7	1	—	27	—	376
Doubtful	—	12	20	—	—	—	2	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,106	1,196	320	32	9	2	227	5	2,897
Innovation C&I and cash flow dependent
Pass	2,370	2,238	833	293	80	44	2,598	—	8,456
Special Mention	99	103	36	66	—	—	92	—	396
Substandard	51	185	254	76	25	—	175	—	766
Doubtful	—	—	—	—	—	10	30	—	40
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,520	2,526	1,123	435	105	54	2,895	—	9,658
Total SVB	$4,560	$4,548	$1,632	$513	$129	$60	$27,996	$73	$39,511

Consumer Loans - Delinquency Status by Class

December 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$3,155	$5,588	$5,521	$3,174	$1,381	$3,702	$13	$—	$22,534
30-59 days	3	16	15	7	10	85	—	—	136
60-89 days	1	1	5	4	1	21	—	—	33
90 days or greater	1	4	2	6	1	59	—	—	73
Total residential mortgage	3,160	5,609	5,543	3,191	1,393	3,867	13	—	22,776
Revolving mortgage
Current	—	—	—	—	—	—	2,056	80	2,136
30-59 days	—	—	—	—	—	—	11	4	15
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	6	5	11
Total revolving mortgage	—	—	—	—	—	—	2,074	91	2,165
Consumer auto
Current	525	427	261	131	56	28	—	—	1,428
30-59 days	1	3	2	1	1	1	—	—	9
60-89 days	1	1	1	—	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	527	432	265	132	57	29	—	—	1,442
Consumer other
Current	215	170	52	8	5	21	690	—	1,161
30-59 days	1	1	—	—	—	—	6	—	8
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	216	171	52	8	5	24	700	—	1,176
Total consumer	$3,903	$6,212	$5,860	$3,331	$1,455	$3,920	$2,787	$91	$27,559

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Six Months Ended June 30, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$46	$—	$—	$46
Commercial and industrial	4	17	39	7	2	6	24	1	100
Leases	—	6	10	5	2	2	—	—	25
Total commercial	4	23	49	12	4	54	24	1	171
Consumer
Consumer auto	—	1	1	1	—	—	—	—	3
Consumer other	—	1	1	—	—	—	8	—	10
Total consumer	—	2	2	1	—	—	8	—	13
SVB
Investor dependent - early stage	—	23	30	12	2	4	4	—	75
Investor dependent - growth stage	—	—	7	7	1	—	1	—	16
Innovation C&I and cash flow dependent	—	1	—	—	—	2	9	—	12
Total SVB	—	24	37	19	3	6	14	—	103
Total loans and leases	$4	$49	$88	$32	$7	$60	$46	$1	$287

Six Months Ended June 30, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$17	$12	$—	$—	$29
Commercial and industrial	3	31	16	5	3	10	16	—	84
Leases	—	5	3	1	1	1	—	—	11
Total commercial	3	36	19	6	21	23	16	—	124
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	—	1	—	—	—	—	—	—	1
Consumer other	3	1	1	—	—	—	6	—	11
Total consumer	3	2	1	—	—	2	6	—	14
SVB
Investor dependent - early stage	12	13	4	—	—	—	—	—	29
Investor dependent - growth stage	1	5	10	3	1	—	4	—	24
Innovation C&I and cash flow dependent	—	—	—	42	—	—	5	—	47
Total SVB	13	18	14	45	1	—	9	—	100
Total loans and leases	$19	$56	$34	$51	$22	$25	$31	$—	$238

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

Amortized Cost of Loans Modified during the three months ended June 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Owner occupied commercial mortgage	$8	$—	$3	$—	$—	$11	0.07%
Non-owner occupied commercial mortgage	41	—	—	—	—	41	0.26
Commercial and industrial	23	25	31	—	4	83	0.27
Total commercial	72	25	34	—	4	135	0.20
Consumer
Residential mortgage	3	—	—	—	—	3	0.01
Revolving mortgage	2	—	—	—	—	2	0.11
Total consumer	5	—	—	—	—	5	0.02
SVB
Investor dependent - early stage	—	13	—	15	1	29	2.42
Investor dependent - growth stage	2	35	—	2	—	39	1.49
Innovation C&I and cash flow dependent	7	68	—	10	—	85	0.92
Total SVB	9	116	—	27	1	153	0.36
Total loans and leases	$86	$141	$34	$27	$5	$293	0.21%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2)Consists of $4 million of commercial and industrial loans modified with a term extension and interest rate reduction as well as $1 million of Investor dependent - early stage loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the three months ended June 30, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Other Combinations	Total	Percent of Total Loan Class
Commercial
Owner occupied commercial mortgage	$12	$—	$1	$—	$—	$13	0.09%
Non-owner occupied commercial mortgage	161	—	—	—	—	161	1.16
Commercial and industrial	57	6	—	—	—	63	0.23
Total commercial	230	6	1	—	—	237	0.38
Consumer
Residential mortgage	2	—	—	3	—	5	0.02
Total consumer	2	—	—	3	—	5	0.02
SVB
Investor dependent - early stage	2	6	—	—	—	8	0.41
Innovation C&I and cash flow dependent	42	23	—	—	—	65	0.73
Total SVB	44	29	—	—	—	73	0.16
Total loans and leases	$276	$35	$1	$3	$—	$315	0.24%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the three months ended June 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	60	—%	—	$—
Owner occupied commercial mortgage	86	1.81	—	—
Non-owner occupied commercial mortgage	20	—	6	—
Commercial and industrial	20	0.54	10	—
Leases	—	—	6	—
Total commercial	27	0.64	10	—
Consumer
Residential mortgage	120	—	—	—
Revolving mortgage	60	3.00	—	—
Consumer auto	32	—	—	—
Consumer other	—	7.53	—	—
Total consumer	90	4.77	—	—
SVB
Investor dependent - early stage	10	2.75	8	—
Investor dependent - growth stage	7	—	7	—
Innovation C&I and cash flow dependent	11	—	11	—
Total SVB	10	2.75	10	—
Total loans and leases	24	0.69%	10	$—

Financial Effects of Loan Modifications made during the three months ended June 30, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	47	—%	—	$—
Owner occupied commercial mortgage	13	3.50	—	—
Non-owner occupied commercial mortgage	15	—	—	—
Commercial and industrial	24	5.17	6	—
Total commercial	17	3.67	6	—
Consumer
Residential mortgage	69	3.44	—	—
Revolving mortgage	53	0.41	—	—
Consumer auto	25	0.70	—	—
Consumer other	60	9.21	—	—
Total consumer	68	3.44	—	—
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	6	—	4	—
Investor dependent - growth stage	—	—	—	—
Innovation C&I and cash flow dependent	3	—	7	—
Total SVB	3	—	6	—
Total loans and leases	16	3.51%	6	$—

Amortized Cost of Loans Modified during the six months ended June 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.07%
Owner occupied commercial mortgage	23	—	4	1	9	—	37	0.23
Non-owner occupied commercial mortgage	78	—	—	—	26	—	104	0.67
Commercial and industrial	37	25	31	11	—	—	104	0.34
Total commercial	141	25	35	12	35	—	248	0.36
Consumer
Residential mortgage	7	—	—	2	—	—	9	0.04
Revolving mortgage	3	—	—	1	—	—	4	0.18
Total consumer	10	—	—	3	—	—	13	0.05
SVB
Investor dependent - early stage	—	17	—	—	15	1	33	2.79
Investor dependent - growth stage	2	57	—	—	11	—	70	2.67
Innovation C&I and cash flow dependent	25	68	—	—	10	—	103	1.11
Total SVB	27	142	—	—	36	1	206	0.49
Total loans and leases	$178	$167	$35	$15	$71	$1	$467	0.34%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of Investor dependent - early stage loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the six months ended June 30, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$1	$—	$—	$—	$—	$—	$1	0.03%
Owner occupied commercial mortgage	22	—	2	—	—	—	24	0.16
Non-owner occupied commercial mortgage	212	—	—	—	—	—	212	1.52
Commercial and industrial	67	6	—	—	3	—	76	0.28
Total commercial	302	6	2	—	3	—	313	0.50
Consumer
Residential mortgage	3	—	—	3	—	—	6	0.03
Total consumer	3	—	—	3	—	—	6	0.02
SVB
Investor dependent - early stage	2	6	—	—	—	—	8	0.41
Innovation C&I and cash flow dependent	49	23	—	—	—	—	72	0.81
Total SVB	51	29	—	—	—	—	80	0.18
Total loans and leases	$356	$35	$2	$3	$3	$—	$399	0.30%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the six months ended June 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	19	—%	—	$—
Owner occupied commercial mortgage	39	1.42	20	—
Non-owner occupied commercial mortgage	24	—	48	—
Commercial and industrial	16	0.66	10	—
Leases	—	—	6	—
Total commercial	24	0.74	28	—
Consumer
Residential mortgage	73	1.51	—	—
Revolving mortgage	60	4.08	—	—
Consumer auto	30	0.26	—	—
Consumer other	46	8.79	—	—
Total consumer	68	2.45	—	—
SVB
Investor dependent - early stage	10	2.75	8	—
Investor dependent - growth stage	15	—	8	—
Innovation C&I and cash flow dependent	11	—	11	—
Total SVB	12	2.75	10	—
Total loans and leases	23	0.86%	14	$—

Financial Effects of Loan Modifications made during the six months ended June 30, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	22	—%	—	$—
Owner occupied commercial mortgage	12	3.52	—	—
Non-owner occupied commercial mortgage	13	—	—	—
Commercial and industrial	21	4.60	5	—
Total commercial	15	3.63	5	—
Consumer
Residential mortgage	61	3.44	—	—
Revolving mortgage	55	0.40	—	—
Consumer auto	25	0.70	—	—
Consumer other	60	9.33	—	—
Total consumer	60	3.42	—	—
SVB
Investor dependent - early stage	6	—	4	—
Innovation C&I and cash flow dependent	4	—	7	—
Total SVB	4	—	6	—
Total loans and leases	14	3.49%	6	$—

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

At June 30, 2024, there were $31 million of loans modified in the twelve months ended June 30, 2024 which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended June 30, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$3	$—	$—	$—	$3
Owner occupied commercial mortgage	35	—	2	1	38
Non-owner occupied commercial mortgage	222	—	1	10	233
Commercial and industrial	113	3	1	1	118
Total commercial	373	3	4	12	392
Consumer
Residential mortgage	11	4	2	1	18
Revolving mortgage	6	—	—	—	6
Total consumer	17	4	2	1	24
SVB
Investor dependent - early stage	34	—	—	6	40
Investor dependent - growth stage	79	—	—	3	82
Innovation C&I and cash flow dependent	125	—	—	—	125
Total SVB	238	—	—	9	247
Total loans and leases	$628	$7	$6	$22	$663

Modified Loans Payment Status (six months ended June 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$1	$—	$—	$—	$1
Owner occupied commercial mortgage	24	—	—	—	24
Non-owner occupied commercial mortgage	177	—	—	35	212
Commercial and industrial	76	—	—	—	76
Total commercial	278	—	—	35	313
Consumer
Residential mortgage	6	—	—	—	6
Total consumer	6	—	—	—	6
SVB
Investor dependent - early stage	5	—	—	3	8
Innovation C&I and cash flow dependent	66	—	—	6	72
Total SVB	71	—	—	9	80
Total loans and leases	$355	$—	$—	$44	$399

At June 30, 2024, there were $39 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the six months ended June 30, 2024. At December 31, 2023, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2023.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Board of Governors of the Federal Reserve System (“FRB”) and FDIC as of June 30, 2024 and December 31, 2023.

Loans Pledged

dollars in millions	June 30, 2024	December 31, 2023
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$16,134	$15,072
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$14,684	$13,622
Pledged non-PCD loans (contractual balance)	$27,003	$25,370

FRB
Lendable collateral value of pledged non-PCD loans	$5,526	$5,115
Less: advances	—	—
Available borrowing capacity	$5,526	$5,115
Pledged non-PCD loans (contractual balance)	$6,652	$6,273

FDIC
Lendable collateral value of pledged loans	$47,326	$51,179
Less: advances	—	—
Less: Purchase Money Note	35,991	36,072
Available borrowing capacity	$11,335	$15,107
Pledged loans (contractual balance)	$47,326	$51,179

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

Under borrowing arrangements with the FRB of Richmond, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2024 or December 31, 2023.

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

SVBB Acquisition
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

The ALLL activity for loans and leases is summarized in the following table.

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,120	$155	$462	$1,737	$860	$178	$567	$1,605
Initial PCD ALLL	—	—	—	—	4	—	16	20
Day 2 (benefit) provision for loan and lease losses	—	—	—	—	(11)	11	—	—
Provision (benefit) for loan and lease losses	66	1	28	95	173	(13)	9	169
Total provision (benefit) for loan and lease losses	66	1	28	95	162	(2)	9	169
Charge-offs	(96)	(6)	(57)	(159)	(70)	(6)	(100)	(176)
Recoveries	13	3	11	27	12	3	4	19
Balance at end of period	$1,103	$153	$444	$1,700	$968	$173	$496	$1,637

dollars in millions	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	14	3	203	220
Day 2 provision for loan and lease losses	—	—	—	—	39	43	380	462
Provision (benefit) for loan and lease losses	125	(5)	68	188	230	1	9	240
Total provision (benefit) for loan and lease losses	125	(5)	68	188	269	44	389	702
Charge-offs	(171)	(13)	(103)	(287)	(124)	(14)	(100)	(238)
Recoveries	23	5	24	52	20	7	4	31
Balance at end of period	$1,103	$153	$444	$1,700	$968	$173	$496	$1,637

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Day 2 provision for loan and lease losses	$—	$—	$—	$462
Provision for loan and lease losses	95	169	188	240
Total provision for loan and lease losses	95	169	188	702
Day 2 provision for off-balance sheet credit exposure	—	—	—	254
Benefit from off-balance sheet credit exposure	—	(17)	(29)	(25)
Total (benefit) provision for off-balance sheet credit exposure	—	(17)	(29)	229
(Benefit) provision for investment securities available for sale credit losses	—	(1)	—	3
Provision for credit losses	$95	$151	$159	$934

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	June 30, 2024	December 31, 2023
Lease assets:
Operating lease ROU assets	Other assets	$344	$354
Finance leases	Premises and equipment	8	9
Total lease assets		$352	$363
Lease liabilities:
Operating leases	Other liabilities	$385	$396
Finance leases	Other borrowings	8	9
Total lease liabilities		$393	$405
Weighted-average remaining lease terms:
Operating leases		7.7 years	8.1 years
Finance leases		16.1 years	15.4 years
Weighted-average discount rate:
Operating leases		2.79%	2.70%
Finance leases		3.59	3.52

As of June 30, 2024, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Operating lease cost	Occupancy expense	$19	$15	$37	$28
Finance lease ROU asset amortization	Equipment expense	—	—	1	1
Variable lease cost (1)	Occupancy expense	6	4	15	7
Sublease income	Occupancy expense	(2)	(1)	(3)	(1)
Net lease cost (1)		$23	$18	$50	$35
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

Sublease income results from leasing excess building space that BancShares is no longer utilizing under operating leases, which have remaining lease terms of up to 12 years.

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37	$28
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for new operating lease liabilities	22	10

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease income – Operating leases	$241	$221	$478	$435
Variable lease income – Operating leases (1)	18	17	36	36
Rental income on operating leases	259	238	514	471
Interest income – Sales type and direct financing leases	44	43	87	84
Variable lease income included in Other noninterest income (2)	15	14	31	28
Interest income – Leveraged leases	1	4	2	9
Total lease income	$319	$299	$634	$592
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at June 30, 2024 and December 31, 2023. There was no goodwill impairment during the six months ended June 30, 2024 or 2023.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles during the six months ended June 30, 2024:

Core Deposit Intangibles

dollars in millions	Six Months Ended June 30, 2024
Balance at beginning of period, net of accumulated amortization	$312
Less: amortization for the period	32
Balance at end of period, net of accumulated amortization	$280

The following table summarizes the accumulated amortization balance for core deposit intangibles at June 30, 2024 and December 31, 2023:

Core Deposit Intangible Accumulated Amortization

dollars in millions	June 30, 2024	December 31, 2023
Gross balance	$501	$501
Less: accumulated amortization	221	189
Balance, net of accumulated amortization	$280	$312

The following table summarizes the expected amortization expense as of June 30, 2024 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2024	$31
2025	54
2026	46
2027	39
2028	34
2029	30
Thereafter	46
Balance, net of accumulated amortization	$280

NOTE 8 — VARIABLE INTEREST ENTITIES

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At June 30, 2024 and December 31, 2023, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value

dollars in millions	June 30, 2024	December 31, 2023
Affordable housing tax credit investments	$2,090	$1,887
Other tax credit equity investments	3	3
Total tax credit equity investments	$2,093	$1,890
Other unconsolidated investments	153	162
Total assets (maximum loss exposure) (1)	$2,246	$2,052
Liabilities for commitments to tax credit investments (2)	$1,096	$947
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

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of affordable housing tax credit investments (1)	$59	$49	$118	$67
Tax credits from affordable housing tax credit investments	(58)	(18)	(115)	(33)
Other tax benefits from affordable housing tax credit investments	(10)	(38)	(21)	(38)
Net income tax benefit from affordable housing tax credit investments (2) (3)	$(9)	$(7)	$(18)	$(4)
(1) On the Consolidated Statements of Cash Flows, this amortization is included in depreciation, amortization, and accretion, net as an adjustment to reconcile net income to net cash provided by operating activities.
(2) On the Consolidated Statements of Cash Flows, the net income tax benefit impact is included in net income in cash flows from operating activities. Changes in income taxes payable are reported in the net change in other liabilities as an adjustment to reconcile net income to net cash provided by operating activities.
(3) Included in income tax expense on the Consolidated Statements of Income.

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets.

Other Assets

dollars in millions	June 30, 2024	December 31, 2023
Affordable housing tax credit and other unconsolidated investments (1)	$2,246	$2,052
Accrued interest receivable	925	832
Fair value of derivative financial instruments	646	640
Pension assets	476	474
Right of use assets for operating leases, net	344	354
Income tax receivable	402	209
Counterparty receivables	65	114
Bank-owned life insurance	106	105
Nonmarketable equity securities	108	103
Other real estate owned	56	58
Mortgage servicing rights	26	25
Federal Home Loan Bank stock	20	20
Other	982	871
Total other assets	$6,402	$5,857
(1)    Refer to Note 8—Variable Interest Entities for additional information.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types.

Deposit Types

dollars in millions	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$40,016	$39,799
Checking with interest	23,907	23,754
Money market	32,636	30,611
Savings	39,361	35,258
Time	15,159	16,432
Total deposits	$151,079	$145,854

At June 30, 2024, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended June 30,
2025	$14,331
2026	726
2027	58
2028	24
2029	20
Thereafter	—
Total time deposits	$15,159

Time deposits with a denomination of $250,000 or more were $4.12 billion and $4.16 billion at June 30, 2024 and December 31, 2023, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $386 million and $485 million at June 30, 2024 and December 31, 2023, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $477 million and $502 million at June 30, 2024 and December 31, 2023, respectively.

Long-term Borrowings
Long-term borrowings at June 30, 2024 and December 31, 2023 include:

Long-term Borrowings

dollars in millions	Maturity	June 30, 2024	December 31, 2023
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$350	$350
Junior subordinated debentures (FCB/SC Capital Trust II)(1)	June 2034	—	20
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025(3)	315	316
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	400	404
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures (SCB Capital Trust I)(1)	April 2034	—	10
Secured:
Purchase Money Note to FDIC fixed at 3.50% (2)	March 2028	35,991	36,072
Capital lease obligations	Maturities through May 2057	8	9
Unamortized purchase accounting adjustments		(143)	(163)
Total long-term borrowings		$37,072	$37,169
(1)    The borrowings were called during the first quarter of 2024, resulting in a $2 million loss on extinguishment of debt for the six months ended June 30, 2024.
(2) Issued in connection with the SVBB Acquisition and secured by collateral. See Note 2—Business Combinations and Note 4—Loans and Leases.
(3) Includes a callable feature one year prior to maturity.

Pledged Assets
Refer to the “Loans Pledged” section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives designated as hedging instruments include interest rate swap contracts utilized to manage our interest rate exposure for items on our Consolidated Balances Sheets. This includes floating-rate loan portfolio cash flow hedges and fair value hedges of our fixed-rate borrowings and deposits.

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

For further information on accounting for derivatives and hedging, refer to Note 1—Significant Accounting Policies and Basis of Presentation of this Form 10-Q and our 2023 Form 10-K.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	June 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$334	$—	$—	$—	$—	$—
Interest rate contracts hedging long-term borrowings	1,165	—	—	815	—	—
Total fair value hedges (1) (4)	1,499	—	—	815	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (4)	2,500	—	—	—	—	—
Total derivatives designated as hedging instruments	$3,999	$—	$—	$815	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$25,266	$553	$(569)	$24,548	$530	$(518)
Foreign exchange contracts (2)	8,685	83	(66)	9,142	104	(117)
Other contracts (3)	1,233	10	(1)	983	6	(1)
Total derivatives not designated as hedging instruments	$35,184	$646	$(636)	$34,673	$640	$(636)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$646	$(636)		$640	$(636)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		646	(636)		640	(636)
Less: amounts subject to master netting agreements (5)		(50)	50		(97)	97
Less: cash collateral pledged (received) subject to master netting agreements (6)		(533)	3		(405)	39
Total net derivative fair value		$63	$(583)		$138	$(500)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $176 million and $0 million, respectively, as of June 30, 2024, and $179 million and $0 million, respectively, as of December 31, 2023.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $87 million and $32 million, respectively, at June 30, 2024, which includes $2 million and $2 million relating to qualifying hedges, respectively. Gross amounts of recognized assets and liabilities were lowered by $66 million and $37 million, respectively, at December 31, 2023, which includes $4 million and $0 million, respectively, relating to qualifying hedges.
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

Fair Value Hedges
The following table presents the impact of fair value hedges on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Items	2024	2023	2024	2023
Loss on hedging instruments - time deposits	Interest expense - deposits	$(1)	$—	$(1)	$—
Loss on hedging instruments - borrowings	Interest expense - borrowings	(1)	—	(6)	—
Gain on hedged item - time deposits	Interest expense - deposits	1	—	1	—
Gain on hedged item - borrowings	Interest expense - borrowings	—	—	5	—
Net loss on fair value hedges	Interest expense	$(1)	$—	$(1)	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
June 30, 2024
Long-term borrowings	$1,215	$—	$—
Deposits	333	(1)	—
December 31, 2023
Long-term borrowings	879	5	—

Cash Flow Hedges

The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income. The pretax amount reclassified from AOCI to earnings for the three and six months ended June 30, 2024 was not significant.

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other comprehensive income on cash flow hedge derivatives, pretax	$3	$—	$3	$—

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	June 30, 2024	December 31, 2023
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$2	$—
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	1	—
Maximum number of months over which forecasted cash flows are hedged	16	—
(1) Reclassified amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Amounts Recognized	2024	2023	2024	2023
Interest rate contracts	Other noninterest income	$3	$8	$11	$29
Foreign currency forward contracts	Other noninterest income	11	1	23	(1)
Other contracts	Other noninterest income	—	—	(1)	—
Total non-qualifying hedges - income statement impact		$14	$9	$33	$28

For further information on derivatives, refer to Note 14—Fair Value.

NOTE 13 — OTHER LIABILITIES

The following table includes the components of other liabilities:

Other Liabilities

dollars in millions	June 30, 2024	December 31, 2023
Deferred taxes (1)	$3,344	$3,579
Commitments to fund tax credit investments	1,096	947
Incentive plan liabilities	434	689
Fair value of derivative financial instruments	636	636
Accrued expenses and accounts payable	360	351
Lease liabilities	385	396
Reserve for off-balance sheet credit exposure	287	316
Accrued interest payable	159	137
Other	927	855
Total other liabilities	$7,628	$7,906
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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$11,751	$—	$11,751	$—
Government agency	97	—	97	—
Residential mortgage-backed securities	11,975	—	11,975	—
Commercial mortgage-backed securities	2,727	—	2,727	—
Corporate bonds	486	—	325	161
Municipal bonds	17	—	17	—
Total investment securities available for sale	$27,053	$—	$26,892	$161
Marketable equity securities	78	32	46	—
Loans held for sale	67	—	67	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$553	$—	$552	$1
Foreign exchange contracts — non-qualifying hedges	83	—	83	—
Other derivative contracts — non-qualifying hedges	10	—	—	10
Total non-qualifying hedge assets	$646	$—	$635	$11
Total derivative assets	$646	$—	$635	$11
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$569	$—	$569	$—
Foreign exchange contracts — non-qualifying hedges	66	—	66	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,508	$—	$10,508	$—
Government agency	117	—	117	—
Residential mortgage-backed securities	6,686	—	6,686	—
Commercial mortgage-backed securities	2,131	—	2,131	—
Corporate bonds	482	—	325	157
Municipal bonds	12	—	12	—
Total investment securities available for sale	$19,936	$—	$19,779	$157
Marketable equity securities	84	36	48	—
Loans held for sale	38	—	38	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$530	$—	$529	$1
Foreign exchange contracts — non-qualifying hedges	104	—	104	—
Other derivative contracts — non-qualifying hedges	6	—	—	6
Total non-qualifying hedge assets	$640	$—	$633	$7
Total derivative assets	$640	$—	$633	$7
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$518	$—	$518	$—
Foreign exchange contracts — non-qualifying hedges	117	—	117	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique	Significant Unobservable Inputs
June 30, 2024
Assets
Corporate bonds	$161	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$11	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2023
Assets
Corporate bonds	$157	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$7	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$157	$7	$1	$174	$—	$—
Purchases	—	5	—	—	—	—
Changes in fair value included in earnings	—	(1)	—	—	3	—
Changes in fair value included in comprehensive income	4	—	—	(14)	—	—
Transfers in	—	—	—	—	—	1
Transfers out	—	—	—	—	—	—
Maturity and settlements	—	—	—	(9)	—	—
Ending balance	$161	$11	$1	$151	$3	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value as of June 30, 2024 and December 31, 2023:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	June 30, 2024
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$67	$66	$1

	December 31, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$38	$37	$1

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of mortgage income were insignificant for the three and six months ended June 30, 2024 and 2023. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2024 or December 31, 2023.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2024
Assets held for sale - loans	$5	$—	$—	$5	$(4)
Loans - collateral dependent loans	276	—	—	276	(59)
Other real estate owned	17	—	—	17	3
Total	$298	$—	$—	$298	$(60)
December 31, 2023
Assets held for sale - loans	$12	$—	$—	$12	$(4)
Loans - collateral dependent loans	265	—	—	265	(131)
Other real estate owned	16	—	—	16	4
Total	$293	$—	$—	$293	$(131)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2024 and December 31, 2023, the weighted average discount applied was 9.12% and 8.59%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	June 30, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$764	$764	$—	$—	$764
Interest-earning deposits at banks	25,361	25,361	—	—	25,361
Securities purchased under agreements to resell	392	—	392	—	392
Investment in marketable equity securities	78	32	46	—	78
Investment securities available for sale	27,053	—	26,892	161	27,053
Investment securities held to maturity	10,535	—	8,946	—	8,946
Loans held for sale	86	—	67	20	87
Net loans	135,631	—	1,412	132,753	134,165
Accrued interest receivable	925	—	925	—	925
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	26	—	—	46	46
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	646	—	635	11	646
Financial Liabilities
Deposits with no stated maturity	135,920	—	135,920	—	135,920
Time deposits	15,159	—	15,151	—	15,151
Credit balances of factoring clients	1,175	—	—	1,175	1,175
Securities sold under customer repurchase agreements	386	—	386	—	386
Long-term borrowings	37,064	—	36,362	—	36,362
Accrued interest payable	159	—	159	—	159
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$908	$908	$—	$—	$908
Interest-earning deposits at banks	33,609	33,609	—	—	33,609
Securities purchased under agreements to resell	473	—	473	—	473
Investment in marketable equity securities	84	36	48	—	84
Investment securities available for sale	19,936	—	19,779	157	19,936
Investment securities held to maturity	9,979	—	8,503	—	8,503
Loans held for sale	73	—	38	35	73
Net loans	129,545	—	1,479	125,217	126,696
Accrued interest receivable	832	—	832	—	832
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	640	—	633	7	640
Financial Liabilities
Deposits with no stated maturity	129,427	—	129,427	—	129,427
Time deposits	16,427	—	16,416	—	16,416
Credit balances of factoring clients	1,089	—	—	1,089	1,089
Securities sold under customer repurchase agreements	485	—	485	—	485
Long-term borrowings	37,160	—	36,816	—	36,816
Accrued interest payable	137	—	137	—	137
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature. The balances at June 30, 2024 and December 31, 2023 included $212 million and $211 million, respectively, as a required minimum deposit under the Advance Facility Agreement.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2024 and December 31, 2023. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest-earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	June 30, 2024
	Outstanding
	Class A	Class B
Common stock - March 31, 2024	13,524,550	1,005,185
Restricted stock units vested, net of shares held to cover taxes	—	—
Common stock - June 30, 2024	13,524,550	1,005,185

Common stock - December 31, 2023	13,514,933	1,005,185
Restricted stock units vested, net of shares held to cover taxes	9,617	—
Common stock - June 30, 2024	13,524,550	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B Common stock, each with a par value of $1. Class A common stockholders have one vote per share while Class B common stockholders have 16 votes per share.

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

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI as of June 30, 2024 and December 31, 2023:

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	June 30, 2024			December 31, 2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(906)	$216	$(690)	$(752)	$175	$(577)
Unrealized loss on securities available for sale transferred to held to maturity	(7)	2	(5)	(7)	2	(5)
Defined benefit pension items	112	(29)	83	122	(31)	91
Unrealized gain on cash flow hedge derivatives	3	(1)	2	—	—	—
Total accumulated other comprehensive loss	$(798)	$188	$(610)	$(637)	$146	$(491)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
Other comprehensive (loss) gain for the period	(113)	—	(8)	2	(119)
Balance as of June 30, 2024	$(690)	$(5)	$83	$2	$(610)

Balance as of December 31, 2022	$(739)	$(6)	$10	$—	$(735)
AOCI activity before reclassifications	(54)	—	4	—	(50)
Amounts reclassified from AOCI to earnings	12	1	—	—	13
Other comprehensive (loss) income for the period	(42)	1	4	—	(37)
Balance as of June 30, 2023	$(781)	$(5)	$14	$—	$(772)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended June 30,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(30)	$8	$(22)	$(134)	$35	$(99)
Amounts reclassified from AOCI to earnings	—	—	—	(1)	—	(1)	Provision for credit losses
Other comprehensive loss on securities available for sale	$(30)	$8	$(22)	$(135)	$35	$(100)

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$—	$—	$—	$1	$—	$1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$—	$—	$—	$1	$—	$1

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(10)	$2	$(8)	$(5)	$1	$(4)

Unrealized gain on cash flow hedge derivatives:
Other comprehensive income on cash flow hedge derivatives	$3	$(1)	$2	$—	$—	$—
Total other comprehensive loss	$(37)	$9	$(28)	$(139)	$36	$(103)

dollars in millions	Six Months Ended June 30,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(154)	$41	$(113)	$(74)	$20	$(54)
Amounts reclassified from AOCI to earnings	—	—	—	17	(5)	12	$14 realized loss on sales of investment securities available for sale, net; $3 provision for credit losses
Other comprehensive loss on securities available for sale	$(154)	$41	$(113)	$(57)	$15	$(42)

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$—	$—	$—	$1	$—	$1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$—	$—	$—	$1	$—	$1

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(10)	$2	$(8)	$5	$(1)	$4

Unrealized gain on cash flow hedge derivatives:
Other comprehensive income on cash flow hedge derivatives	$3	$(1)	$2	$—	$—	$—
Total other comprehensive loss	$(161)	$42	$(119)	$(51)	$14	$(37)

NOTE 17 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$707	$682	$1,438	$10,200
Preferred stock dividends	16	15	31	29
Net income available to common stockholders	$691	$667	$1,407	$10,171
Weighted average common shares outstanding
Basic shares outstanding	14,534,499	14,528,134	14,533,900	14,527,417
Stock-based awards	—	9,804	1,572	11,759
Diluted shares outstanding	14,534,499	14,537,938	14,535,472	14,539,176
Earnings per common share
Basic	$47.54	$45.90	$96.81	$700.10
Diluted	$47.54	$45.87	$96.80	$699.53

NOTE 18 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 27.8% and 23.9% for the three months ended June 30, 2024 and 2023, respectively, and 27.5% and 1.6% for the six months ended June 30, 2024 and 2023, respectively. The increases in the effective tax rate from the 2023 periods were primarily due to the effects of the non-taxable nature of the gain on acquisition relating to the SVBB Acquisition in the prior year periods.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$3	$3	$5	$5
Interest cost	15	15	30	30
Expected return on assets	(23)	(22)	(46)	(43)
Net periodic benefit	$(5)	$(4)	$(11)	$(8)

NOTE 20 — BUSINESS SEGMENT INFORMATION

We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes.

BancShares’ segments at June 30, 2024 include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. The segment descriptions below reflect the segment reporting changes made during the first quarter of 2024.

General Bank
The General Bank segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, private banking and wealth management, payment services, and treasury services. We offer conforming and jumbo residential mortgage loans throughout the United States that are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel, as well as through our private banking service. Private banking and wealth management offers a customized suite of products and services to individuals and institutional clients, as well as private equity and venture capital professionals and executive leaders of the innovation companies they support, and premium wine clients. The General Bank segment offers brokerage, investment advisory, private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, family office, financial planning, tax planning and trust services. The General Bank segment also includes a community association bank channel that supports deposit, cash management and lending to homeowner associations and property management companies.
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

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily to small and middle market companies in a wide range of industries, including energy, healthcare, technology media and telecommunications (“TMT”), asset-backed lending, capital finance, maritime, aerospace and defense, and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment, and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other CRE professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

We provide factoring, receivable management and secured financing to businesses that operate in several industries. These include apparel, textile, furniture, home furnishings, and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods from our factoring clients to their customers that have been factored (i.e., sold or assigned to the factor). Our factoring clients, which are generally manufacturers or importers of goods, are the counterparties on factoring, financing or receivables purchasing agreements to sell trade receivables to us. Our factoring clients’ customers, which are generally retailers, are the account debtors and obligors on trade accounts receivable that have been factored.

Revenue is generated from interest and fees on loans, rental income on operating lease equipment, fee income and other revenue from banking services and capital markets transactions, and commissions earned on factoring-related activities. We derive most of our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors. We also utilize referrals as a source for commercial lending business. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

SVB Commercial
The SVB Commercial segment offers products and services to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. The SVB Commercial segment provides solutions to the financial needs of commercial clients. Loan products consist of capital call lines of credit, investor dependent loans, cash flow dependent loans, and innovation C&I loans made primarily to technology, life science and healthcare companies.

Revenue is primarily generated from interest earned on loans, and fees and other revenue from lending activities and banking services.

Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, bank accounts, sweep accounts, and positive pay services. Services are provided through online and mobile banking platforms as well as branch locations.

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

Corporate
Corporate includes all other financial information not allocated to the segments. Corporate contains BancShares’ centralized Treasury function, which manages the investment security portfolio, interest-earning deposits at banks and corporate/wholesale funding (e.g., borrowings, Direct Bank deposits and brokered deposits). Corporate deposits are primarily comprised of Direct Bank deposits.

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of salaries and benefits expense; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses and discount accretion income for certain acquired loans.

Segment Results and Select Period End Balances

The following table presents the condensed income statements by segment:

dollars in millions	Three Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$738	$279	$577	$(45)	$272	$1,821
Provision for credit losses	55	22	18	—	—	95
Net interest income (expense) after provision for credit losses	683	257	559	(45)	272	1,726
Noninterest income	152	131	139	203	14	639
Noninterest expense	497	221	387	129	152	1,386
Income before income taxes	338	167	311	29	134	979
Income tax expense	93	44	85	8	42	272
Net income	$245	$123	$226	$21	$92	$707
Select Period End Balances
Loans and leases	$65,195	$32,116	$41,968	$62	$—	$139,341
Operating lease equipment, net	—	767	—	8,178	—	8,945
Deposits	71,479	2,958	35,891	10	40,741	151,079

	Three Months Ended June 30, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$659	$258	$554	$(33)	$523	$1,961
Provision (benefit) for credit losses	5	169	(22)	—	(1)	151
Net interest income (expense) after provision for credit losses	654	89	576	(33)	524	1,810
Noninterest income	135	137	145	178	63	658
Noninterest expense	469	199	464	121	319	1,572
Income before income taxes	320	27	257	24	268	896
Income tax expense	77	11	70	6	50	214
Net income	$243	$16	$187	$18	$218	$682
Select Period End Balances
Loans and leases	$59,651	$29,170	$44,130	$64	$—	$133,015
Operating lease equipment, net	—	741	—	7,790	—	8,531
Deposits	69,863	3,067	37,092	11	31,131	141,164

dollars in millions	Six Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,429	$549	$1,123	$(88)	$625	$3,638
Provision for credit losses	83	36	40	—	—	159
Net interest income (expense) after provision for credit losses	1,346	513	1,083	(88)	625	3,479
Noninterest income	297	267	276	405	21	1,266
Noninterest expense	1,017	449	771	244	281	2,762
Income before income taxes	626	331	588	73	365	1,983
Income tax expense	171	86	160	19	109	545
Net income	$455	$245	$428	$54	$256	$1,438

	Six Months Ended June 30, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,208	$496	$591	$(61)	$577	$2,811
Provision (benefit) for credit losses	15	222	(22)	—	719	934
Net interest income (expense) after provision for credit losses	1,193	274	613	(61)	(142)	1,877
Noninterest income	253	280	154	355	9,875	10,917
Noninterest expense	867	409	487	241	423	2,427
Income before income taxes	579	145	280	53	9,310	10,367
Income tax expense (benefit)	137	41	75	13	(99)	167
Net income	$442	$104	$205	$40	$9,409	$10,200

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	June 30, 2024	December 31, 2023
Financing Commitments
Financing assets (excluding leases)	$56,667	$57,567
Letters of Credit
Standby letters of credit	2,162	2,412
Other letters of credit	115	103
Deferred Purchase Agreements	1,432	2,076
Purchase and Funding Commitments (1)	535	685
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2024 and 2023, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $72 million and $66 million at June 30, 2024 and December 31, 2023, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $132 million and $143 million at June 30, 2024 and December 31, 2023, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.38 billion and $1.92 billion of DPA exposures at June 30, 2024 and December 31, 2023, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $49 million and $161 million available under DPA credit line agreements provided at June 30, 2024 and December 31, 2023, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2024. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Management uses certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company (“BHC”) and financial holding company. The Parent Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, including First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”), and a non-bank subsidiary First Citizens Capital Securities, LLC (“FCCS”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, brokerage services and third-party mutual funds. As registered investment advisers, FCIS and FCAM provide investment management services and advice. FCCS is a broker-dealer that also provides underwriting and private placement services. We also have other wholly owned subsidiaries, including SVB Wealth LLC, SVB Asset Management, and First Citizens Institutional Asset Management, LLC, which are active investment advisers.

The SVBB Acquisition (defined below) expanded our client base to serve private equity and venture capital clients and also complimented our existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversified our loan portfolio and business mix, particularly across technology, life science and healthcare industries, and wealth clients.

BancShares also owns a fleet of railcars and locomotives that are leased to railroads and shippers.

Refer to Note 20—Business Segment Information for further information regarding the products and services we provide.

Refer to the 2023 Form 10-K for a discussion of our strategy.

Significant Events

Share Repurchase Program
On July 25, 2024, BancShares announced that its Board of Directors (the “Board”) had authorized a share repurchase program, which will allow BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through 2025.

Under the newly authorized share repurchase program, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Segment Updates
We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes. BancShares’ segments include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for the segment descriptions.

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

The SVBB Acquisition is further discussed in Note 2—Business Combinations.

Recent Economic, Industry and Regulatory Developments
During its July 2024 meeting, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained benchmark federal funds rate at a range between 5.25% - 5.50%, where it has remained since July 2023. The FOMC has stated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably towards 2%. While future rate increases are possible, the FOMC’s interest rate is likely at its peak for this tightening cycle, and the FRB has signaled it may lower the rate once during 2024, potentially as early as September, depending on future economic conditions and other relevant considerations.

During 2023, the FDIC finalized a notice of proposed rulemaking (“NPR”) covering an industry-wide special assessment to recover losses associated with protecting uninsured depositors following the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank. We accrued a FDIC insurance special assessment charge of $64 million in 2023 that will be paid in eight quarterly installments beginning in 2024. In March 2024, the FDIC revised its loss estimate, indicating higher losses than originally estimated to the deposit insurance fund. As a result, we accrued an additional FDIC insurance special assessment charge of $11 million in 2024 that will be paid in two quarterly installments beginning in 2026.

Also in 2023, the federal banking agencies issued NPRs related to enhanced capital and long-term debt requirements for banking organizations with $100 billion or more in total assets. These NPRs were discussed in Item 1. Business of our 2023 Form 10-K, in the section entitled “Regulatory Considerations.” We are in the process of evaluating the proposals and the potential impacts. If the NPRs are finalized, we expect we would need to raise additional long-term debt to satisfy the requirements.

On June 20, 2024, the FDIC adopted a final rule to amend its Covered Insured Depository Institution rule (“CIDI Rule”). The CIDI Rule requires depository institutions insured by the FDIC with $50 billion or more in total consolidated assets to periodically submit resolution plans that will enable the FDIC as receiver to resolve the bank in the event of its insolvency under the Federal Deposit Insurance Act. As a result of the final rule, among other things, we will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to potential FDIC enforcement action. The final rule is effective beginning October 1, 2024 and we are continuing to evaluate the impact of this final rule.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended June 30, 2024 (the “current quarter”), the three months ended March 31, 2024 (the “linked quarter”), the three months ended June 30, 2023 (the “prior year quarter”), the six months ended June 30, 2024 (“current YTD”), and the six months ended June 30, 2023 (“prior YTD”). The operations acquired in the SVBB Acquisition (the “acquired SVBB operations”) were included in our results of operations for the current YTD, but only from the SVBB Acquisition Date through June 30, 2023 (the “partial prior YTD”) in the prior YTD. Many year-to-date comparisons in this MD&A highlight the impact of including the acquired SVBB operations for the current YTD and the partial prior YTD.

In accordance with Item 303(c) of Regulation S-K, we focus on changes compared to the linked quarter and year-to-date periods for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information.

We primarily focus the discussion of our financial position by comparing balances as of June 30, 2024 to December 31, 2023, but the tables also provide the linked quarter balances.

The following table summarizes BancShares’ results in accordance with GAAP:

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Results of Operations:
Interest income	$3,130	$3,084	$2,953	$6,214	$4,164
Interest expense	1,309	1,267	992	2,576	1,353
Net interest income	1,821	1,817	1,961	3,638	2,811
Provision for credit losses	95	64	151	159	934
Net interest income after provision for credit losses	1,726	1,753	1,810	3,479	1,877
Noninterest income	639	627	658	1,266	10,917
Noninterest expense	1,386	1,376	1,572	2,762	2,427
Income before income taxes	979	1,004	896	1,983	10,367
Income tax expense	272	273	214	545	167
Net income	707	731	682	1,438	10,200
Preferred stock dividends	16	15	15	31	29
Net income available to common stockholders	$691	$716	$667	$1,407	$10,171

Per Common Share Information:
Weighted average common shares outstanding (diluted)	14,534,499	14,536,442	14,537,938	14,535,472	14,539,176
Diluted earnings per common share	$47.54	$49.26	$45.87	$96.80	$699.53

Key Performance Metrics:
Return on average assets	1.30%	1.36%	1.31%	1.33%	12.62%
Net interest margin (1)	3.64	3.67	4.11	3.66	3.87
Net interest margin, excluding purchase accounting accretion (1)(3)	3.36	3.35	3.59	3.36	3.49

Select Average Balances:
Investment securities	$36,445	$32,647	$19,806	$34,546	$19,612
Total loans and leases (2)	137,514	133,758	134,696	135,636	104,965
Operating lease equipment, net	8,888	8,806	8,405	8,847	8,321
Total assets	218,891	216,081	209,309	217,486	162,994
Total deposits	150,246	147,715	137,438	148,980	115,758
Total stockholders’ equity	22,052	21,498	19,521	21,775	15,445

Select Ending Balances:
Investment securities	$37,666	$35,044	$22,171
Total loans and leases	139,341	135,370	133,015
Operating lease equipment, net	8,945	8,811	8,531
Total assets	219,827	217,836	209,502
Total deposits	151,079	149,609	141,164
Total stockholders’ equity	22,487	21,848	19,771
Loan to deposit ratio	92.23%	90.48%	94.23%
Noninterest-bearing deposits to total deposits	26.49	26.25	31.56

Capital Ratios:
Common equity Tier 1	13.33%	13.44%	13.38%
Tier 1 risk-based capital	13.87	14.00	14.00
Total risk-based capital	15.45	15.66	15.84
Tier 1 leverage	10.29	10.11	9.50

Asset Quality:
Ratio of nonaccrual loans to total loans	0.82%	0.79%	0.70%
Allowance for loan and lease losses to loans ratio	1.22	1.28	1.23
Net charge off ratio	0.38	0.31	0.47	0.35	0.39
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.
(3) Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” section of this MD&A.

Second Quarter Income Statement Highlights
•Net income for the current quarter was $707 million, a decrease of $24 million or 3% from $731 million for the linked quarter. Net income available to common stockholders for the current quarter was $691 million, a decrease of $25 million or 4% from $716 million for the linked quarter. Earnings per diluted common share for the current quarter was $47.54, a decrease from $49.26 for the linked quarter.
◦The decreases were mainly due to a higher provision for credit losses as a result of a lower benefit for off-balance sheet credit exposure.
◦As further discussed below, other changes in net income included slightly higher net interest income (“NII”) and higher noninterest income, which were partially offset by higher noninterest expense.
•The current quarter included the following select item:
◦Acquisition-related expenses of $44 million.
•The linked quarter included the following select items:
◦Acquisition-related expenses of $58 million, and
◦Additional FDIC insurance special assessment of $9 million.
•Return on average assets for the current quarter was 1.30% compared to 1.36% for the linked quarter.
•NII for the current quarter was $1.82 billion, essentially flat compared to the linked quarter, mainly due to higher interest income on loans and investment securities, which were partially offset by lower interest income on interest-earning deposits at banks and higher interest expense on deposits. The increase in interest income on loans was mostly due to loan growth and higher yields, which was partially offset by lower loan accretion income.
•NIM for the current quarter was 3.64%, a decrease of 3 basis points (“bps”) from 3.67% for the linked quarter, primarily related to the items discussed above for NII. NIM, excluding PAA, was 3.36% compared to 3.35% in the linked quarter. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•Provision for credit losses, which includes the provision for loan and lease losses and the benefit for off-balance sheet credit exposure, was $95 million in the current quarter compared to $64 million in the linked quarter. The $31 million increase was mainly related to a $29 million lower benefit for off-balance sheet credit exposure as the pace of decline for unfunded commitment volumes slowed relative to the linked quarter. Additionally, the provision for loan and lease losses increased $2 million as a result of higher net charge-offs, partially offset by a mix shift to the global fund banking portfolio, which has lower loss rates relative to our other loan portfolios, lower specific reserves for individually evaluated loans, consistent credit quality, and changes in the macroeconomic forecast.
•Noninterest income for the current quarter was $639 million, an increase of $12 million or 2% from $627 million for the linked quarter. Client investment fees increased by $4 million, which was related to higher average off-balance sheet client funds in the SVB Commercial segment. The remaining increases in noninterest income were spread across various items, including a $2 million improvement from the linked quarter for the fair value adjustment on marketable equity securities and a $2 million loss on extinguishment of debt incurred in the linked quarter.
•Noninterest expense for the current quarter was $1.39 billion, an increase of $10 million or 1% from $1.38 billion for the linked quarter. The increase was primarily attributable to increases of $15 million for maintenance and other operating lease expenses and $12 million for equipment expense, which were partially offset by a decrease of $14 million in acquisition-related expenses.

Year-to-Date Income Statement Highlights
•Net income for the current YTD was $1.44 billion, a decrease of $8.76 billion or 86% from $10.20 billion for the prior YTD. Net income available to common stockholders for the current YTD was $1.41 billion, a decrease of $8.76 billion from $10.17 billion for the prior YTD. Earnings per diluted common share for the current YTD was $96.80, a decrease from $699.53 for the prior YTD.
◦The decreases were mostly related to the SVBB Acquisition. Noninterest income was lower for the current YTD as the prior YTD included the gain on acquisition. This was partially offset by a lower provision for credit losses for the current YTD as the prior YTD included the provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and the unfunded commitments acquired in the SVBB Acquisition (collectively, the “day 2 provision for credit losses”).
◦As further discussed below, other changes in net income included higher NII, which was partially offset by higher noninterest expenses. Additionally, the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.

•The current YTD included the following select items:
◦Acquisition-related expenses of $102 million, and
◦Additional FDIC insurance special assessment of $11 million.
•The prior YTD included the following select items:
◦Gain on acquisition of $9.88 billion for the SVBB Acquisition,
◦Day 2 provisions for credit losses of $716 million for the SVBB Acquisition, and
◦Acquisition-related expenses of $233 million.
•Return on average assets for the current YTD was 1.33% compared to 12.62% for the prior YTD.
•NII for the current YTD was $3.64 billion, an increase of $827 million or 29% from $2.81 billion for the prior YTD. The increase was primarily due to the acquired SVBB operations and loan accretion income being included for the current YTD and the partial prior YTD. Additionally, interest income increased in the current YTD due to higher interest income on loans and investment securities, which was partially offset by higher interest expense on deposits and borrowings.
•NIM for the current YTD was 3.66%, a decrease of 21 bps from 3.87% for the prior YTD. The decreases in NIM from higher average balances of interest-bearing deposits and the Purchase Money Note and higher rates paid on deposits were partially offset by higher average balances and yields on loans and investment securities. NIM, excluding PAA, was 3.36% for the current YTD compared to 3.49% for the prior YTD. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•Provision for credit losses for the current YTD was $159 million, a decrease of $775 million from $934 million for the prior YTD. The decrease was primarily related to the day 2 provisions for credit losses of $716 million in the prior YTD, lower reserves for individually evaluated loans, and changes in the macroeconomic forecast.
•Noninterest income for the current YTD was $1.27 billion, a decrease of $9.65 billion from $10.92 billion for the prior YTD. The decrease was mostly due to the gain on acquisition of $9.88 billion in the prior YTD, partially offset by increases in various components of noninterest income, mostly because the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.
•Noninterest expense for the current YTD was $2.76 billion, an increase of $335 million or 14% from $2.43 billion. The increase was mostly due to the acquired SVBB operations being included for the current YTD and the partial prior YTD, including higher salaries and benefits, partially offset by lower acquisition-related expenses.

Balance Sheet Highlights
•Total loans and leases at June 30, 2024 were $139.34 billion, an increase of $6.04 billion or 5% from $133.30 billion at December 31, 2023 and an increase of $3.97 billion or 3% from $135.37 billion at March 31, 2024. Compared to December 31, 2023 and March 31, 2024, there was loan growth in each of our business segments. Loan growth in the General Bank segment was primarily related to business and commercial loans in our Branch Network. Loan growth in the Commercial Bank segment was mainly due to the technology media and telecommunications (“TMT”) industry and the Healthcare industry. Loan growth in the SVB Commercial segment was concentrated in global fund banking loans.
•Total investment securities at June 30, 2024 were $37.67 billion, an increase of $7.67 billion or 26% from $30.00 billion at December 31, 2023 and an increase of $2.62 billion or 8% from $35.04 billion at March 31, 2024. Compared to December 31, 2023 and March 31, 2024, the increases were primarily due to purchases of short-duration U.S. agency mortgage-backed and U.S. Treasury investment securities.
•Total deposits at June 30, 2024 were $151.08 billion, an increase of $5.23 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $1.47 billion or 1% from $149.61 billion at March 31, 2024. The increase from December 31, 2023 reflected deposit growth in our Branch Network, the Direct Bank, and the SVB Commercial segment. The largest increase from March 31, 2024 reflected deposit growth in the SVB Commercial segment, which was mainly due to slight improvement in the macroeconomic environment and client acquisition.
•Total borrowings at June 30, 2024 were $37.46 billion, a decrease of $196 million from $37.65 billion at December 31, 2023 and a decrease of $82 million from $37.54 billion at March 31, 2024. The decreases from December 31, 2023 and March 31, 2024 were mostly due to declines in securities sold under customer purchase agreements and the Purchase Money Note.
•At June 30, 2024, BancShares remained well capitalized with a total risk-based capital ratio of 15.45%, a Tier 1 risk-based capital ratio of 13.87%, a common equity Tier 1 ratio of 13.33% and a Tier 1 leverage ratio of 10.29%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 80% of total funding at June 30, 2024. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of June 30, 2024
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$71,479	$35	36%
Commercial Bank segment	2,958	250	84
SVB Commercial segment	35,891	493	73
Corporate and Rail segment(1)	40,751	57	8
Total	$151,079	53	38
(1) The average size is reflective of the Direct Bank deposits, and excludes brokered deposits and rail.

The General Bank segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate were primarily comprised of $39.67 billion in our Direct Bank and brokered deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of such deposits in the respective segments and Corporate. At June 30, 2024, total uninsured deposits were approximately $57.15 billion or 38% of total deposits. Uninsured deposits were $54.15 billion or 37% of total deposits at December 31, 2023.

Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
	June 30, 2024	March 31, 2024	December 31, 2023
General Bank segment	$71,479	$71,150	$68,729
Commercial Bank segment	2,958	3,023	3,228
SVB Commercial segment	35,891	34,014	34,730
Corporate and Rail segment	40,751	41,422	39,167
Total deposits	$151,079	$149,609	$145,854

SVB Commercial segment deposits increased from $34.73 billion at December 31, 2023 to $35.89 billion at June 30, 2024. The table above also indicates that aggregate deposits for our business segments and Corporate increased during the current quarter and current YTD, primarily from deposit growth in the Direct Bank, which is included in Corporate, and in the Branch Network in the General Bank segment.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At June 30, 2024, liquidity metrics remained solid as we had $56.91 billion in high-quality liquid assets consisting of $24.48 billion in cash and interest-earning deposits at banks (primarily held at the FRB) and $32.43 billion in high-quality liquid securities (“HQLS”). We have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $14.68 billion and $5.53 billion, respectively.

In connection with the SVBB Acquisition, FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion, subject to limits subsequently described in this MD&A as referenced below, solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. The immediate available capacity of the Advance Facility Agreement was $11.34 billion at June 30, 2024. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At June 30, 2024, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. The duration of our investment securities was approximately 2.8 years at June 30, 2024. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 4.5 years. Refer to the “Interest-earning Assets—Investment securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	June 30, 2024
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Cost
Total investment securities available for sale	75.0%	$27,959	$27,053	96.8%
Total investment securities held to maturity	24.8	10,535	8,946	84.9
Investment in marketable equity securities	0.2	75	78	104.0
Total investment securities	100%	$38,569	$36,077
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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Yields/Rates

dollars in millions	Three Months Ended
	June 30, 2024			March 31, 2024			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$135,965	$2,422	7.15%	$132,313	$2,354	7.15%	$65	$3	$68
Investment securities	36,445	327	3.60	32,647	279	3.42	33	15	48
Securities purchased under agreements to resell	236	3	5.37	244	3	5.40	—	—	—
Interest-earning deposits at banks	28,059	378	5.42	33,383	448	5.39	(72)	2	(70)
Total interest-earning assets (2)	$200,705	$3,130	6.26%	$198,587	$3,084	6.23%	$26	$20	$46

Operating lease equipment, net	$8,888			$8,806
Cash and due from banks	750			785
Allowance for loan and lease losses	(1,763)			(1,796)
All other noninterest-earning assets	10,311			9,699
Total assets	$218,891			$216,081

Interest-bearing deposits
Checking with interest	$24,427	$137	2.26%	$23,963	$130	2.18%	$2	$5	$7
Money market	31,998	250	3.14	30,929	232	3.02	9	9	18
Savings	38,434	415	4.35	36,493	391	4.31	20	4	24
Time deposits	16,043	173	4.33	16,679	175	4.21	(7)	5	(2)
Total interest-bearing deposits	110,902	975	3.54	108,064	928	3.45	24	23	47
Borrowings:
Securities sold under customer repurchase agreements	380	—	0.46	431	1	0.47	(1)	—	(1)
Short-term FHLB borrowings	—	—	—	—	—	—	—	—	—
Short-term borrowings	380	—	0.46	431	1	0.47	(1)	—	(1)
Federal Home Loan Bank borrowings	—	—	2.00	—	—	2.00	—	—	—
Senior unsecured borrowings	375	3	2.49	376	2	2.50	1	—	1
Subordinated debt	901	7	3.32	911	8	3.29	(1)	—	(1)
Other borrowings	35,824	324	3.61	35,859	328	3.66	—	(4)	(4)
Long-term borrowings	37,100	334	3.60	37,146	338	3.64	—	(4)	(4)
Total borrowings	37,480	334	3.56	37,577	339	3.60	(1)	(4)	(5)
Total interest-bearing liabilities	$148,382	$1,309	3.54%	$145,641	$1,267	3.49%	$23	$19	$42

Noninterest-bearing deposits	$39,344			$39,651
Credit balances of factoring clients	1,234			1,105
Other noninterest-bearing liabilities	7,879			8,186
Stockholders' equity	22,052			21,498
Total liabilities and stockholders’ equity	$218,891			$216,081

Interest rate spread (2)			2.72%			2.74%
Net interest income and net interest margin (2)		$1,821	3.64%		$1,817	3.67%
(1)     Loans and leases include Non-PCD and Purchased Credit Deteriorated (“PCD”) loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM - Current quarter compared to linked quarter
•NII for the current quarter was $1.82 billion, an increase of $4 million from the linked quarter. This increase was due to a $46 million increase in interest income, partially offset by a $42 million increase in interest expense.
◦Interest income earned on loans and leases for the current quarter was $2.42 billion, an increase of $68 million or 3% from $2.35 billion for the linked quarter. Loan growth and a higher yield led to an $86 million increase in loan interest income, partially offset by a decrease of $18 million in loan accretion income which was $145 million in the current quarter and $163 million in the linked quarter.
◦Interest income earned on investment securities for the current quarter was $327 million, an increase of $48 million or 17% from $279 million for the linked quarter. The increase reflected continued purchases of short duration agency mortgage-backed and U.S. Treasury investment securities, and to a lesser extent, higher yields on the more recently purchased investment securities.
◦Interest income on interest-earning deposits at banks for the current quarter was $378 million, a decrease of $70 million or 16% from $448 million for the linked quarter. The decrease was due to a lower average balance of interest-earning deposits at banks resulting from the purchases of investment securities described above.
◦Interest expense on interest-bearing deposits for the current quarter was $975 million, an increase of $47 million or 5% from $928 million for the linked quarter. The increase was primarily from growth in interest-bearing deposits in the General Bank and SVB Commercial segments and higher average rates paid as we remain competitive and optimize our funding strategy through deposit growth.
◦Interest expense on borrowings for the current quarter was $334 million, a decrease of $5 million or 1% from $339 million for the linked quarter as a result of slightly lower average balances.
•NIM for the current quarter was 3.64%, a decrease of 3 bps from 3.67% for the linked quarter, due to the reasons noted above for NII. NIM, excluding PAA, was 3.36% compared to 3.35% in the linked quarter. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•Average interest-earning assets for the current quarter were $200.71 billion, an increase of $2.12 billion or 1% from $198.59 billion for the linked quarter. The increase mainly reflected higher average balances for investment securities and loans. The yield on average interest-earning assets was 6.26%, an increase of 3 bps from the linked quarter, primarily due to higher average balances and yields on investment securities and loans, partially offset by lower average balances of interest-earning deposits at banks and lower loan accretion income.
•Average interest-bearing liabilities for the current quarter were $148.38 billion, an increase of $2.74 billion or 2% from $145.64 billion in the linked quarter. The increase reflected higher average interest-bearing deposit balances. The rate paid on average interest-bearing liabilities increased by 5 bps from the linked quarter, primarily due to a higher rate paid on average interest-bearing deposits. While the rate paid on average interest-bearing deposits increased 9 bps from the linked quarter, the pace slowed relative to the 17 bps increase in the linked quarter compared to the fourth quarter of 2023.

Table 6
Average Balances and Yields/Rates

dollars in millions	Three Months Ended
	June 30, 2024			June 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$135,965	$2,422	7.15%	$133,204	$2,353	7.08%	$45	$24	$69
Investment securities	36,445	327	3.60	19,806	117	2.36	128	82	210
Securities purchased under agreements to resell	236	3	5.37	191	3	4.92	—	—	—
Interest-earning deposits at banks	28,059	378	5.42	38,014	480	5.07	(133)	31	(102)
Total interest-earning assets (2)	$200,705	$3,130	6.26%	$191,215	$2,953	6.19%	$40	$137	$177

Operating lease equipment, net	$8,888			$8,405
Cash and due from banks	750			1,161
Allowance for loan and lease losses	(1,763)			(1,600)
All other noninterest-earning assets	10,311			10,128
Total assets	$218,891			$209,309

Interest-bearing deposits
Checking with interest	$24,427	$137	2.26%	$24,164	$118	1.96%	$1	$18	$19
Money market	31,998	250	3.14	29,066	148	2.04	16	86	102
Savings	38,434	415	4.35	22,179	188	3.41	165	62	227
Time deposits	16,043	173	4.33	14,758	121	3.28	11	41	52
Total interest-bearing deposits	110,902	975	3.54	90,167	575	2.56	193	207	400
Borrowings:
Securities sold under customer repurchase agreements	380	—	0.46	456	1	0.31	(1)	—	(1)
Short-term FHLB borrowings	—	—	—	110	1	5.17	(1)	—	(1)
Short-term borrowings	380	—	0.46	566	2	1.26	(2)	—	(2)
Federal Home Loan Bank borrowings	—	—	2.00	5,558	74	5.35	(74)	—	(74)
Senior unsecured borrowings	375	3	2.49	798	4	2.11	(2)	1	(1)
Subordinated debt	901	7	3.32	1,045	10	3.59	(2)	(1)	(3)
Other borrowings	35,824	324	3.61	35,168	327	3.73	7	(10)	(3)
Long-term borrowings	37,100	334	3.60	42,569	415	3.91	(71)	(10)	(81)
Total borrowings	37,480	334	3.56	43,135	417	3.87	(73)	(10)	(83)
Total interest-bearing liabilities	$148,382	$1,309	3.54%	$133,302	$992	2.98%	$120	$197	$317

Noninterest-bearing deposits	$39,344			$47,271
Credit balances of factoring clients	1,234			1,168
Other noninterest-bearing liabilities	7,879			8,047
Stockholders' equity	22,052			19,521
Total liabilities and stockholders’ equity	$218,891			$209,309

Interest rate spread (2)			2.72%			3.21%
Net interest income and net interest margin (2)		$1,821	3.64%		$1,961	4.11%
(1)     Loans and leases include Non-PCD and PCD loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

Table 7
Average Balances and Yields/Rates

dollars in millions	Six Months Ended
	June 30, 2024			June 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$134,139	$4,776	7.15%	$103,562	$3,370	6.55%	$1,075	$331	$1,406
Investment securities	34,546	606	3.51	19,612	224	2.29	225	157	382
Securities purchased under agreements to resell	240	6	5.38	96	3	4.92	3	—	3
Interest-earning deposits at banks	30,721	826	5.41	22,884	567	4.99	209	50	259
Total interest-earning assets (2)	$199,646	$6,214	6.25%	$146,154	$4,164	5.73%	$1,512	$538	$2,050

Operating lease equipment, net	$8,847			$8,321
Cash and due from banks	768			880
Allowance for loan and lease losses	(1,780)			(1,270)
All other noninterest-earning assets	10,005			8,909
Total assets	$217,486			$162,994

Interest-bearing deposits
Checking with interest	$24,195	$267	2.22%	$20,350	$140	1.39%	$31	$96	$127
Money market	31,463	482	3.08	25,163	228	1.82	67	187	254
Savings	37,463	806	4.33	19,966	298	3.01	338	170	508
Time deposits	16,361	348	4.27	13,345	197	2.98	52	99	151
Total interest-bearing deposits	109,482	1,903	3.50	78,824	863	2.21	488	552	1,040
Borrowings:
Securities sold under customer repurchase agreements	406	1	0.47	456	1	0.31	—	—	—
Short-term FHLB borrowings	—	—	—	218	5	4.79	(5)	—	(5)
Short-term borrowings	406	1	0.47	674	6	1.76	(5)	—	(5)
Federal Home Loan Bank borrowings	—	—	2.00	4,427	114	5.20	(70)	(44)	(114)
Senior unsecured borrowings	376	5	2.50	840	9	2.09	(6)	2	(4)
Subordinated debt	906	15	3.30	1,047	19	3.57	(3)	(1)	(4)
Other borrowings	35,842	652	3.64	18,665	342	3.67	313	(3)	310
Long-term borrowings	37,124	672	3.62	24,979	484	3.88	234	(46)	188
Total borrowings	37,530	673	3.58	25,653	490	3.83	229	(46)	183
Total interest-bearing liabilities	$147,012	$2,576	3.52%	$104,477	$1,353	2.60%	$717	$506	$1,223

Noninterest-bearing deposits	$39,498			$36,934
Credit balances of factoring clients	1,169			1,088
Other noninterest-bearing liabilities	8,032			5,050
Stockholders' equity	21,775			15,445
Total liabilities and stockholders’ equity	$217,486			$162,994

Interest rate spread (2)			2.73%			3.13%
Net interest income and net interest margin (2)		$3,638	3.66%		$2,811	3.87%
(1)     Loans and leases include Non-PCD and PCD loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM - Current YTD compared to Prior YTD
•NII for the current YTD was $3.64 billion, an increase of $827 million or 29% from $2.81 billion for the prior YTD. The increase was primarily due to the acquired SVBB operations and loan accretion income being included for the current YTD and the partial prior YTD. Additionally, interest income increased in the current YTD due to higher interest income on loans and investment securities, which was partially offset by higher interest expense on deposits and borrowings.
◦Interest income on loans and leases for the current YTD was $4.78 billion, an increase of $1.41 billion or 42% from $3.37 billion for the prior YTD. The increase largely resulted from earning interest and accretion income on the acquired SVBB loans for the current YTD and the partial prior YTD. Loan accretion income was $308 million in the current YTD and $260 million in the prior YTD, an increase of $48 million. Additionally, organic loan growth at higher yields and the impact from floating-rate loan resets contributed to the increase in interest income on loans and leases.
◦Interest income on investment securities for the current YTD was $612 million, an increase of $385 million or 170% from $227 million for the prior YTD. The increase reflected continued purchases of short duration agency mortgage-backed and U.S. Treasury investment securities available for sale, and to a lesser extent, a higher yield.
◦Interest income on interest-earning deposits at banks for the current YTD was $826 million, an increase of $259 million or 46% from $567 million for the prior YTD. The increase mainly resulted from a higher average balance of interest-earning deposits at banks related to the SVBB Acquisition, which was partially offset by the purchases of investment securities discussed above.
◦Interest expense on interest-bearing deposits for the current YTD was $1.90 billion, an increase of $1.04 billion or 121% from $863 million for the prior YTD. The increase largely resulted from paying or accruing interest expense on the acquired SVBB deposits for the current YTD and the partial prior YTD. Organic interest-bearing deposit growth in our General Bank and SVB Commercial segments and higher rates paid on average interest-bearing deposits also significantly contributed to the increase.
◦Interest expense on borrowings for the current YTD was $673 million, an increase of $183 million or 37% from $490 million for the prior YTD. The increase was mainly the result of interest expense on the Purchase Money Note for the current YTD and the partial prior YTD.
•NIM for the current YTD was 3.66%, a decrease of 21 bps from 3.87% for the prior YTD. The decreases in NIM from higher average balances of interest-bearing deposits and the Purchase Money Note and higher rates paid on deposits were partially offset by higher average balances and yields on loans and investment securities. NIM, excluding PAA, was 3.36% for the current YTD compared to 3.49% for the prior YTD.
•Average interest-earning assets for the current YTD were $199.65 billion, an increase of $53.49 billion or 37% from $146.15 billion for the prior YTD. The increase was largely due to including the acquired SVBB loans in average interest-earning assets for the current YTD and the partial prior YTD. Organic loan growth and the previously discussed purchases of investment securities also contributed to the increase in average interest-earning assets. The yield on average interest-earning assets was 6.25% in the current YTD, an increase of 52 bps from the prior YTD, primarily due to the higher interest rate environment as yields increased across all interest-earning asset classes.
•Average interest-bearing liabilities for the current YTD were $147.01 billion, an increase of $42.54 billion or 41% from $104.48 billion in the prior YTD. The increase was largely due to including the acquired SVBB interest-bearing deposits and the Purchase Money Note in average interest-bearing liabilities for the current YTD and the partial prior YTD. The rate paid on average interest-bearing liabilities was 3.52%, an increase of 92 bps from the prior YTD, primarily due to a higher rate paid on average interest-bearing deposits, partially offset by the impact of paying off FHLB borrowings in the prior year quarter.

The following table includes the average interest-earning assets by category:

Table 8
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loans and leases	68%	67%	70%	67%	71%
Investment securities	18	16	10	17	13
Interest-earning deposits at banks	14	17	20	16	16
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows our average interest-bearing liability mix:

Table 9
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total interest-bearing deposits	75%	74%	68%	75%	75%
Securities sold under customer repurchase agreements	—	—	—	—	1
Long-term borrowings	25	26	32	25	24
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

The provision for credit losses for the current quarter was $95 million, an increase of $31 million or 50% from $64 million for the linked quarter. The $31 million increase was mainly related to a $29 million lower benefit for off-balance sheet credit exposure as the pace of decline for unfunded commitment volumes slowed relative to the linked quarter.

The provision for credit losses for the current YTD was $159 million, a decrease of $775 million or 83% from $934 million for the prior YTD. The decrease was primarily related to the day 2 provisions for credit losses of $716 million in the prior YTD, lower reserves for individually evaluated loans, and changes in the macroeconomic forecast.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” and “Credit Metrics” in this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 10
Provision for Credit Losses

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Day 2 provision for loan and lease losses	$—	$—	$—	$—	$462
Provision for loan and lease losses	95	93	169	188	240
Total provision for loan and lease losses	95	93	169	188	702
Day 2 provision for off-balance sheet credit exposure	—	—	—	—	254
Benefit for off-balance sheet credit exposure	—	(29)	(17)	(29)	(25)
Total (benefit) provision for off-balance sheet credit exposure	—	(29)	(17)	(29)	229
(Benefit) provision for investment securities available for sale credit losses	—	—	(1)	—	3
Provision for credit losses	$95	$64	$151	$159	$934

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

Table 11
Noninterest Income

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rental income on operating lease equipment	$259	$255	$238	$514	$471
Other noninterest income:
Fee income and other service charges	77	75	70	152	117
Client investment fees	54	50	52	104	54
Wealth management services	52	51	51	103	91
International fees	30	28	29	58	33
Service charges on deposit accounts	44	44	44	88	68
Factoring commissions	19	17	20	36	39
Cardholder services, net	40	40	41	80	62
Merchant services, net	12	12	14	24	24
Insurance commissions	13	15	14	28	27
Realized loss on sale of investment securities available for sale, net	—	—	—	—	(14)
Fair value adjustment on marketable equity securities, net	(2)	(4)	(10)	(6)	(19)
Gain on sale of leasing equipment, net	4	10	4	14	8
Gain on acquisition	—	—	55	—	9,879
Loss on extinguishment of debt	—	(2)	—	(2)	—
Other noninterest income	37	36	36	73	77
Total other noninterest income	380	372	420	752	10,446
Total noninterest income	$639	$627	$658	$1,266	$10,917

Rental Income on Operating Lease Equipment
Rental income on operating lease equipment was $259 million for the current quarter, an increase of $4 million or 1% from $255 million for the linked quarter. Rental income on operating lease equipment was $514 million for the current YTD, an increase of $43 million or 9% from $471 million for the prior YTD. Both current quarter and current YTD periods benefited from growth in operating lease equipment, as well as strong re-pricing and utilization rates in the rail portfolio. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Bank segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities, and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail segment discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current quarter was $380 million, an increase of $8 million from $372 million for the linked quarter. The changes compared to the linked quarter reflect increases and decreases among the various noninterest income categories, with the main items described as follows:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $2 million, mainly due to higher fees on lines and letters of credit.
•The $4 million increase in client investment fees was mainly related to higher average off-balance sheet client funds in the SVB Commercial segment.
•The $2 million increase in international fees, which relate to commissions on customer foreign currency transactions, was primarily related to increased transaction volumes.
•The $2 million increase in factoring commissions was primarily due to seasonality in the portfolio as the current quarter has higher volume compared to slower post holiday activity in the linked quarter.
•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.

•The $6 million decrease in gain on sale of leasing equipment reflects lower gains from equipment finance, as well as lower railcar scrapping activity.
•The linked quarter included a $2 million loss on extinguishment of debt.
•Other noninterest income consisted of items such as derivative gains and losses and income from non-marketable securities.

Other noninterest income for the current YTD was $752 million, a decrease of $9.69 billion from $10.45 billion for the prior YTD. The decrease was mostly due to the gain on acquisition of $9.88 billion in the prior YTD, partially offset by increases in various components of noninterest income, mostly because the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.

Noninterest Expense

Noninterest expense includes depreciation on operating lease equipment, maintenance and other operating lease expenses, and operating expenses.

Table 12
Noninterest Expense

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation on operating lease equipment	$98	$96	$91	$194	$180
Maintenance and other operating lease expenses	60	45	56	105	112
Operating expenses:
Salaries and benefits	745	744	775	1,489	1,195
Net occupancy expense	58	62	64	120	114
Equipment expense	126	114	133	240	191
Professional fees	24	25	20	49	31
Third-party processing fees	58	60	55	118	85
FDIC insurance expense	33	41	22	74	40
Marketing expense	18	14	41	32	56
Acquisition-related expenses	44	58	205	102	233
Intangible asset amortization	15	17	18	32	23
Other noninterest expense	107	100	92	207	167
Total operating expenses	1,228	1,235	1,425	2,463	2,135
Total noninterest expense	$1,386	$1,376	$1,572	$2,762	$2,427

Depreciation on Operating Lease Equipment
Depreciation expense on operating lease equipment is primarily related to rail equipment and small and large ticket equipment we own and lease to others. The increases in depreciation expense for the current quarter and current YTD compared to the linked quarter and prior YTD are primarily due to the higher operating lease equipment balance. Operating lease activity is in the Rail and Commercial Bank segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
The Rail segment leases railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current quarter were $60 million, an increase of $15 million, or 36%, from $45 million for the linked quarter. Maintenance and other operating lease expenses for the current YTD were $105 million, a decrease of $7 million or 6% from $112 million for the prior YTD. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits, net occupancy expense, and equipment expenses. Operating expenses for the current quarter were $1.23 billion, a decrease of $7 million or 1% compared to $1.24 billion in the linked quarter. The main components of the decrease in operating expenses for the current quarter compared to the linked quarter are summarized below:
•The $4 million decrease in net occupancy expense reflected decreased external bank building rent as a result of continued consolidation of office space.
•The $12 million increase in equipment expense was primarily related to increased software maintenance and rent.
•The $8 million decrease in total FDIC insurance expense was mainly the result of a $9 million FDIC insurance special assessment recorded in the linked quarter compared to a $2 million special assessment in the current quarter.
•The $4 million increase in marketing costs reflected higher spending on digital marketing associated with the Direct Bank and an increase in corporate advertising.
•Acquisition-related expenses decreased $14 million as shown in Table 13 below.
•Other expenses consisted of other insurance and taxes (other than income tax), learning and development, contributions, and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Changes in these individual items were not material.

Operating expenses for the current YTD were $2.46 billion, an increase of $328 million or 15% compared to $2.14 billion in the prior YTD. The increase was primarily due to the inclusion of the acquired SVBB operations for the current YTD and the partial prior YTD, which included a $294 million increase in salaries and benefits and a $49 million increase in equipment expense, partially offset by lower acquisition-related and marketing expenses. The $24 million decrease in marketing costs mostly reflected higher advertising costs to support deposit growth in the Direct Bank in the prior YTD.

The following table presents the major components of acquisition-related expenses:

Table 13
Acquisition-related expenses

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and benefits	$12	$29	$164	$41	$177
Professional fees	23	26	22	49	35
Other acquisition-related expense	9	3	19	12	21
Total acquisition-related expense	$44	$58	$205	$102	$233
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

Income Taxes

Table 14
Income Tax Data

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income before income taxes	$979	$1,004	$896	$1,983	$10,367
Income tax expense	$272	$273	$214	$545	$167
Effective tax rate	27.8%	27.2%	23.9%	27.5%	1.6%

The effective tax rate (“ETR”) was 27.8% for the current quarter compared to 27.2% in the linked quarter. The increase in the ETR for the current quarter compared to the linked quarter was primarily due to state tax law changes enacted in the second quarter of 2024 that impacted the valuation of gross temporary differences. The ETR was 27.5% for the current YTD compared to 1.6% for the prior YTD. The increase for the current YTD ETR compared to the prior YTD was primarily due to the non-taxable nature of the gain on the SVBB Acquisition in the prior YTD.

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

BancShares’ segments include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for the segment descriptions.

General Bank

Table 15
General Bank: Financial Data

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income	$738	$691	$659	$1,429	$1,208
Provision for credit losses	55	28	5	83	15
Net interest income after provision for credit losses	683	663	654	1,346	1,193
Noninterest income	152	145	135	297	253
Noninterest expense	497	520	469	1,017	867
Income before income taxes	338	288	320	626	579
Income tax expense	93	78	77	171	137
Net income	$245	$210	$243	$455	$442
Select Period End Balances
Loans and leases	$65,195	$63,732	$59,651
Deposits	71,479	71,150	69,863

General Bank segment net income for the current quarter increased $35 million from the linked quarter. Segment NII increased $47 million compared to the linked quarter due to higher interest income from loan growth, which offset higher interest expense for deposits. The higher provision for credit losses was primarily due to reserve build for certain loan portfolios, such as private banking loans in the SVB portfolio. The $7 million improvement in noninterest income was mostly in cardholder services and service charges on deposits. Noninterest expense decreased $23 million, mainly due to lower salaries and benefits. Noninterest income and expense are discussed in their respective sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

General Bank segment net income for the current YTD increased $13 million compared to the prior YTD. The acquired SVBB operations, including SVB Private which is in the General Bank segment, were reflected in earnings for the current YTD and the partial prior YTD. The higher provision for credit losses in the current YTD was mainly due to loan growth and a reserve build as a result of then higher charge-offs and unfavorable trends in certain macroeconomic variables.

The $1.46 billion increase in loans and leases compared to the linked quarter is mainly due to commercial and business loans in our Branch Network. Our consumer mortgage loans were relatively unchanged as we continued to originate and sell rather than hold for investment.

Deposits in the General Bank segment primarily include deposits from the Branch Network, as well as Wealth and Community Association Banking channels. The $329 million increase in deposits compared to the linked quarter was primarily in the Branch Network.

Commercial Bank

Table 16
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income	$279	$270	$258	$549	$496
Provision for credit losses	22	14	169	36	222
Net interest income after provision for credit losses	257	256	89	513	274
Noninterest income	131	136	137	267	280
Noninterest expense	221	228	199	449	409
Income before income taxes	167	164	27	331	145
Income tax expense	44	42	11	86	41
Net income	$123	$122	$16	$245	$104
Select Period End Balances
Loans and leases	$32,116	$31,730	$29,170
Operating lease equipment, net	767	763	741
Deposits	2,958	3,023	3,067

Commercial Bank segment net income for the current quarter increased $1 million from the linked quarter. Segment NII increased $9 million compared to the linked quarter reflecting loan growth and higher yields, partially offset by higher interest expense on deposits. The $8 million increase in provision for credit losses compared to the linked quarter was primarily due to a $12 million increase in net charge-offs, primarily in Equipment Finance and Commercial Finance portfolios. Noninterest income decreased $5 million reflecting items such as lower loan gain on sale of leasing equipment, partially offset by higher factoring commissions. Noninterest expense decreased $7 million as the linked quarter included higher salary and benefit costs. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

Commercial Bank segment net income for the current YTD increased $141 million compared to the prior YTD, mainly due to the $186 million decrease in provision for credit losses. The higher provision for credit losses in the prior YTD was mainly due to loan growth and a reserve build as a result of then higher charge-offs and unfavorable trends in certain macroeconomic variables.

The $386 million increase in loans and leases compared to the linked quarter reflects strong origination volume in a number of industries, including TMT and healthcare, partially offset by a decline in real estate finance.

SVB Commercial

Table 17
SVB Commercial: Financial Data

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income	$577	$546	$554	$1,123	$591
Provision (benefit) for credit losses	18	22	(22)	40	(22)
Net interest income after provision for credit losses	559	524	576	1,083	613
Noninterest income	139	137	145	276	154
Noninterest expense	387	384	464	771	487
Income before income taxes	311	277	257	588	280
Income tax expense	85	75	70	160	75
Net income	$226	$202	$187	$428	$205
Select Period End Balances
Loans and leases	$41,968	$39,846	$44,130
Deposits	35,891	34,014	37,092

SVB Commercial segment net income for the current quarter increased $24 million from the linked quarter. NII increased $31 million due to higher interest income mainly resulting from loan growth, partially offset by higher interest expense mostly due to deposit growth. The provision for credit losses decreased $4 million, primarily the result of a mix shift to the global fund banking portfolio, which has lower loss rates relative to our other loan portfolios. Noninterest income and noninterest expense increased over the linked quarter by $2 million and $3 million, respectively, and are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

SVB Commercial segment net income for the current YTD increased $223 million compared to the prior YTD. The acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.
Loans totaled $41.97 billion at June 30, 2024, an increase from $39.85 billion at December 31, 2023. The $2.12 billion increase was due to growth in global fund banking loans, partially offset by declines in investor dependent loans.

Deposits totaled $35.89 billion at June 30, 2024, an increase from $34.01 billion at December 31, 2023, mainly due to slight improvement in the macroeconomic environment and increases in client acquisitions.
Rail

Table 18
Rail: Financial Data

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rental income on operating leases	$201	$198	$180	$399	$355
Less: depreciation on operating lease equipment	51	50	47	100	94
Less: maintenance and other operating lease expenses	60	45	56	105	112
Adjusted rental income on operating lease equipment (1)	90	103	77	194	149
Interest expense, net	45	43	33	88	61
Noninterest income	2	4	(2)	6	(1)
Noninterest expense	18	20	18	39	34
Income before income taxes	29	44	24	73	53
Income tax expense	8	11	6	19	13
Net income	$21	$33	$18	$54	$40
Select Period End Balances
Loans and leases	$62	$62	$64
Operating lease equipment, net	8,178	8,048	7,790
Deposits	10	14	11
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Rail segment net income, rental income on operating leases and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Rail segment net income, rental income on operating leases and adjusted rental income on operating lease equipment for the current quarter were $21 million, $201 million, and $90 million, respectively. Rail segment net income for the current quarter decreased $12 million from the linked quarter, mostly reflecting higher maintenance and other operating lease expenses. Maintenance and other operating lease expenses tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Noninterest income primarily reflects net gains on sale of leasing equipment. Rental income on operating leases increased $3 million, largely as a result of growth of our railcar fleet, along with strong re-pricing. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset.

Segment net income for the current YTD compared to the prior YTD increased $14 million, mostly due to higher rental income on operating leases. Adjusted rental income on operating leases for the current YTD compared to the prior YTD increased $45 million due to portfolio growth. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 122% of the average prior or expiring lease rate during the second quarter of 2024. Our fleet is effectively fully utilized. Railcar utilization, including commitments to lease, remain strong at 98.8% at June 30, 2024 and 98.7% at December 31, 2023.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at June 30, 2024 consisted of approximately 123,200 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating lease Railcar Portfolio by Type (units and net investment)

	June 30, 2024		March 31, 2024		December 31, 2023
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	42%	45%	42%	45%	42%
Tank cars	27	38	27	38	27	38
Mill/ coil gondolas	8	7	8	7	8	7
Coal	7	1	7	1	7	1
Boxcars	6	6	6	6	6	6
Other	7	6	7	6	7	6
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
Manufacturing	$3,392	41%	$3,297	41%	$3,281	41%
Rail	1,815	22	1,847	23	1,889	24
Wholesale	1,351	17	1,250	15	1,217	15
Oil and gas extraction / services	620	8	642	8	573	7
Energy and utilities	225	3	225	3	230	3
Other	775	9	787	10	776	10
Total	$8,178	100%	$8,048	100%	$7,966	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income	$272	$353	$523	$625	$577
(Benefit) provision for credit losses	—	—	(1)	—	719
Net interest income (expense) after provision for credit losses	272	353	524	625	(142)
Noninterest income	14	7	63	21	9,875
Noninterest expense	152	129	319	281	423
Income before income taxes	134	231	268	365	9,310
Income tax expense (benefit)	42	67	50	109	(99)
Net income	$92	$164	$218	$256	$9,409
Select Period End Balances
Deposits	$40,741	$41,408	$31,131

Current quarter net income and income before income taxes for Corporate decreased $72 million and $97 million, respectively, from the linked quarter.

NII decreased $81 million from the linked quarter, mainly from a $70 million decrease in interest income on interest-earning deposits at banks, a $22 million decrease in loan accretion income, and a $10 million increase in interest expense on interest-bearing deposits, which were partially offset by an increase in interest income on investment securities. Refer to the “Net Interest Income and Net Interest Margin” section of this MD&A for further discussion.

Corporate noninterest income increased $7 million from the linked quarter, primarily related to a $2 million improvement from the linked quarter for the fair value adjustment on marketable equity securities and a $2 million loss on extinguishment of debt incurred in the linked quarter.

Corporate noninterest expense increased $23 million from the linked quarter, mainly from higher personnel costs and increased equipment expense, partially offset by lower acquisition-related expenses and FDIC insurance expense. Acquisition-related expenses were $44 million in the current quarter compared to $58 million in the linked quarter. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

Corporate net income for the current YTD decreased $9.15 billion compared to the prior YTD, which included the gain on acquisition of $9.88 billion, day 2 provisions for credit losses of $716 million, and higher acquisition-related expenses. The prior YTD also included a $3 million provision for investment securities available for sale credit losses.
The income tax rates for the prior year periods were impacted by the gain on acquisition. Refer to the “Income Taxes” section of this MD&A for further discussion.

Corporate deposits primarily consist of deposits in our Direct Bank and brokered deposits. The $667 million decrease from the linked quarter was primarily due to lower brokered deposits.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of June 30, 2024 totaled $25.36 billion, a decrease of $8.25 billion or 25% from $33.61 billion at December 31, 2023 and a decrease of $5.43 billion or 18% from $30.79 billion at March 31, 2024. The decrease from December 31, 2023 is related to continued liquidity and funding management as we grew deposits and purchased investment securities.

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell at June 30, 2024 totaled $392 million, a decrease of $81 million from $473 million at December 31, 2023 and a decrease of $2 million from $394 million at March 31, 2024.

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

The carrying value of investment securities at June 30, 2024 totaled $37.67 billion, an increase of $7.67 billion or 26% from $30.00 billion at December 31, 2023 and an increase of $2.62 billion or 8% from $35.04 billion at March 31, 2024. The increase from December 31, 2023 reflected purchases that totaled $11.55 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, partially offset by maturities and paydowns of $3.67 billion. The change also included non-cash items, such as amortization, accretion, and fair value changes for investment securities available for sale and marketable equity securities.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income, net of deferred taxes. As of June 30, 2024, investment securities available for sale had a net pretax unrealized loss of $906 million, compared to a net pretax unrealized loss of $752 million as of December 31, 2023, reflecting the impacts of market interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of June 30, 2024. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of June 30, 2024.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at June 30, 2024.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	June 30, 2024			March 31, 2024			December 31, 2023
	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	32.6%	$11,818	$11,751	35.4%	$11,907	$11,836	36.8%	$10,554	$10,508
Government agency	0.3	99	97	0.3	110	107	0.4	120	117
Residential mortgage-backed securities	33.2	12,561	11,975	30.2	10,665	10,110	23.4	7,154	6,686
Commercial mortgage-backed securities	7.6	2,938	2,727	7.1	2,566	2,361	7.5	2,319	2,131
Corporate bonds	1.3	526	486	1.5	529	487	1.7	529	482
Municipal bonds	—	17	17	—	14	14	—	12	12
Total investment securities available for sale	75.0%	$27,959	$27,053	74.5%	$25,791	$24,915	69.8%	$20,688	$19,936
Investment in marketable equity securities	0.2%	$75	$78	0.2%	$75	$79	0.3%	$75	$84
Investment securities held to maturity:
U.S. Treasury	1.2%	$481	$440	1.3	$480	$438	1.5%	$479	$439
Government agency	3.8	1,510	1,367	4.1	1,508	1,358	4.9	1,506	1,363
Residential mortgage-backed securities	11.4	4,793	4,093	10.7	4,293	3,596	12.5	4,205	3,561
Commercial mortgage-backed securities	7.7	3,450	2,782	8.4	3,469	2,824	10.1	3,489	2,875
Supranational securities	0.7	299	262	0.8	298	261	0.9	298	263
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	24.8%	$10,535	$8,946	25.3%	$10,050	$8,479	29.9%	$9,979	$8,503
Total investment securities	100.0%	$38,569	$36,077	100.0%	$35,916	$33,473	100.0%	$30,742	$28,523
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at June 30, 2024, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields.

Table 23
Weighted Average Yield on Investment Securities

	June 30, 2024
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.25%	4.48%	—%	—%	4.37%
Government agency	—	4.72	5.18	4.82	5.11
Residential mortgage-backed securities (1)	5.59	4.10	4.85	3.76	3.90
Commercial mortgage-backed securities (1)	5.00	4.78	5.58	3.26	4.10
Corporate bonds	5.62	5.26	5.35	6.13	5.34
Municipal bonds	—	—	—	8.00	8.00
Total investment securities available for sale	4.28%	4.54%	5.01%	3.70%	4.15%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.91	1.42	1.88	—	1.53
Residential mortgage-backed securities (1)	—	—	2.64	2.43	2.43
Commercial mortgage-backed securities (1)	—	2.45	1.88	2.62	2.62
Supranational securities	—	1.35	1.68	—	1.56
Other	3.84	—	—	—	3.84
Total investment securities held to maturity	1.08%	1.40%	1.80%	2.51%	2.29%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at June 30, 2024. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Certain residential mortgage loans and commercial loans are originated with the intent to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain loans initially held for investment and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of cost or market value (“LOCOM”). When we decide to sell operating lease equipment, it is transferred to assets held for sale at LOCOM.

Assets held for sale at June 30, 2024 were $92 million, an increase of $16 million or 21% from $76 million at December 31, 2023 and an increase of $6 million or 6% from $86 million at March 31, 2024.

Table 24
Assets Held for Sale

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Loans and leases:
Commercial	$20	$33	$26
Consumer	67	50	38
SVB	—	—	9
Loans and leases	87	83	73
Operating lease equipment	5	3	3
Total assets held for sale	$92	$86	$76

Loans and Leases
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes.

Loans and leases held for investment at June 30, 2024 were $139.34 billion, an increase of $6.04 billion or 5% from $133.30 billion at December 31, 2023 and an increase of $3.97 billion or 3% from $135.37 billion at March 31, 2024. The increase from December 31, 2023 mostly reflects growth in commercial loans and SVB loans, while consumer loans were modestly higher. The increase of $2.80 billion in commercial loans was led by growth in commercial and industrial loans. Within the SVB loan classes, the $2.46 billion growth was primarily attributed to the global fund banking portfolio, partially offset by declines in investor dependent loans. The consumer loan growth of $784 million was mostly in residential mortgages.

Refer to the “Results by Business Segments” section of this MD&A for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$4,484	3%	$4,062	3%	$3,918	3%
Owner occupied commercial mortgage	16,233	12	15,979	12	15,471	12
Non-owner occupied commercial mortgage	15,580	11	15,329	11	14,995	11
Commercial and industrial	30,684	22	30,164	22	29,794	22
Leases	2,049	2	2,067	2	2,054	2
Total commercial	$69,030	50%	$67,601	50%	$66,232	50%
Consumer:
Residential mortgage	$23,101	16%	$22,901	17%	$22,776	17%
Revolving mortgage	2,351	2	2,240	2	2,165	2
Consumer auto	1,503	1	1,476	1	1,442	1
Consumer other	1,388	1	1,306	1	1,176	1
Total consumer	$28,343	20%	$27,923	21%	$27,559	21%
SVB:
Global fund banking	$28,915	20%	$26,518	19%	$25,553	19%
Investor dependent - early stage	1,179	1	1,293	1	1,403	1
Investor dependent - growth stage	2,627	2	2,696	2	2,897	2
Innovation C&I and cash flow dependent	9,247	7	9,339	7	9,658	7
Total SVB	$41,968	30%	$39,846	29%	$39,511	29%
Total loans and leases	$139,341	100%	$135,370	100%	$133,302	100%
Allowance for loan and lease losses	(1,700)		(1,737)		(1,747)
Net loans and leases	$137,641		$133,633		$131,555

The unamortized discount related to acquired loans was $1.78 billion at June 30, 2024, a decrease of $255 million from $2.04 billion at December 31, 2023 and $123 million from $1.90 billion at March 31, 2024. The decrease from December 31, 2023 reflects accretion of $308 million, including $56 million for unfunded commitments, for the six months ended June 30, 2024. The decrease from March 31, 2024 reflects accretion of $145 million, including $20 million for unfunded commitments, for the quarter ended June 30, 2024.

Operating Lease Equipment, Net

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment. Refer to the “Results by Business Segment” section of this MD&A for further details on the operating lease equipment portfolios in the Rail and Commercial Bank segments.

Table 26
Operating Lease Equipment

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Railcars and locomotives	$8,178	$8,048	$7,966
Other equipment	767	763	780
Total (1)	$8,945	$8,811	$8,746
(1)    Includes off-lease rail equipment of $164 million at June 30, 2024, $150 million at March 31, 2024 and $253 million at December 31, 2023.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, and borrowings. Interest-bearing liabilities at June 30, 2024 totaled $148.52 billion, an increase of $4.81 billion or 3% from $143.71 billion at December 31, 2023 and an increase of $648 million or less than 1% from $147.87 billion at March 31, 2024. The increase from December 31, 2023 was due to deposit growth as further discussed below.

Deposits

Total deposits at June 30, 2024 were $151.08 billion, an increase of $5.23 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $1.47 billion or 1% from $149.61 billion at March 31, 2024. The increase from December 31, 2023 is mainly attributable to deposit growth in our Branch Network, the Direct Bank, and the SVB Commercial segment. Deposit growth in the SVB Commercial segment was mainly due to slight improvement in the macroeconomic environment and increases in client acquisitions.

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$40,016	$39,276	$39,799
Checking with interest	23,907	24,244	23,754
Money market	32,636	31,393	30,611
Savings	39,361	37,688	35,258
Time	15,159	17,008	16,432
Interest-bearing deposits	111,063	110,333	106,055
Total deposits	$151,079	$149,609	$145,854
Noninterest-bearing deposits to total deposits	26.5%	26.3%	27.3%

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

Deposit Concentrations
BancShares operates a network of more than 600 branches and offices in 30 states as of June 30, 2024, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, deposits as of June 30, 2024 in North Carolina and South Carolina represented approximately 25.4% and 7.8%, respectively, of total deposits.

The Direct Bank had $39.67 billion or 26.3% of our total deposits as of June 30, 2024. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of June 30, 2024 were $35.89 billion or 23.8% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment included large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries. Deposit accounts in the SVB Commercial segment with balances in excess of $50 million totaled approximately $4.87 billion as of June 30, 2024.

Uninsured Deposits
Where information is not readily available to determine the amount of deposits not insured by the FDIC, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $57.15 billion, which represented approximately 37.8% of total deposits at June 30, 2024, compared to $54.15 billion or 37.1% of total deposits at December 31, 2023.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Business Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of June 30, 2024:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	June 30, 2024
Time deposits maturing in:
Three months or less	$686
Over three months through six months	649
Over six months through 12 months	289
More than 12 months	49
Total	$1,673

Borrowings
Total borrowings at June 30, 2024 were $37.46 billion, a decrease of $196 million from $37.65 billion at December 31, 2023 and a decrease of $82 million from $37.54 billion at March 31, 2024. The decrease from December 31, 2023 related to redemptions of Capital Trust debentures and declines in securities sold under customer repurchase agreements and the Purchase Money Note payable to the FDIC.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 29
Borrowings

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Securities sold under customer repurchase agreements	$386	$395	$485
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,790	35,858	35,846
Senior Unsecured Borrowings
2.969% fixed-to-floating rate notes due September 2025(2)	316	317	318
6.000% fixed rate notes due April 2036	59	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	449	453	460
4.125% fixed-to-fixed rate notes due November 2029	100	101	101
3.375% fixed-to-floating rate notes due March 2030	350	349	349
SCB Capital Trust I - floating rate debentures due April 2034	—	—	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	—	—	18
Other borrowings	8	8	8
Total borrowings	$37,458	$37,540	$37,654
(1)    Purchase Money Note was issued in connection with the SVBB Acquisition.
(2) Includes a callable feature one year prior to maturity.

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

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the conditions continue to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts reflect a decline in Commercial Real Estate (“CRE”) property values due to current interest rate levels that impacted the ALLL forecasts. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework.

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

Commercial Lending and Leasing
BancShares employs a credit ratings system where each commercial loan is assigned a probability of obligor default (“PD”), loss given default (“LGD”), and/or overall credit rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data, as well as other borrower and loan characteristics, to assign a risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances that, in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

Consumer Lending
Consumer lending begins with an evaluation of a consumer borrower’s credit profile against published standards. Credit decisions are made after analyzing quantitative and qualitative factors to assess the borrower’s ability to repay the loan, and secondary sources of repayment, such as collateral value.

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

Our ALLL estimate as of June 30, 2024 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

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

The ALLL at June 30, 2024 was $1.70 billion, representing a decrease of $47 million from $1.75 billion at December 31, 2023. The ALLL as a percentage of total loans and leases at June 30, 2024 was 1.22%, compared to 1.31% at December 31, 2023. The decrease in the ALLL was primarily the result of a mix shift to the global fund banking portfolio, which has lower loss rates relative to our other loan portfolios, lower specific reserves for individually evaluated loans, consistent credit quality, and changes in the macroeconomic forecast.

As presented in Table 33, the decrease in the ALLL from December 31, 2023 included decreases of $23 million, $13 million, and $11 million related to the Commercial, Consumer, and SVB portfolios, respectively.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At June 30, 2024, ALLL estimates in these scenarios ranged from approximately $1.38 billion, when weighing the upside scenario 100%, to approximately $2.14 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.70 billion was appropriate as of June 30, 2024.

Table 30
ALLL for Loans and Leases

dollars in millions	Three Months Ended June 30, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,120	$155	$462	$1,737
Provision for loan and lease losses	66	1	28	95
Charge-offs	(96)	(6)	(57)	(159)
Recoveries	13	3	11	27
Balance at end of period	$1,103	$153	$444	$1,700
Net charge-off ratio				0.38%
Net charge-offs	$83	$3	$46	$132
Average loans				137,426
Percent of loans in each category to total loans	50%	20%	30%	100%

	Three Months Ended March 31, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747
Provision (benefit) for loans and lease losses	59	(6)	40	93
Charge-offs	(75)	(7)	(46)	(128)
Recoveries	10	2	13	25
Balance at end of period	$1,120	$155	$462	$1,737
Net charge-off ratio				0.31%
Net charge-offs	$65	$5	$33	$103
Average loans				133,703
Percent of loans in each category to total loans	50%	21%	29%	100%

	Three Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$860	$178	$567	$1,605
Initial PCD ALLL	4	—	16	20
Day 2 provision for loan and lease losses	(11)	11	—	—
Provision (benefit) for loan and lease losses	173	(13)	9	169
Provision (benefit) for loan and lease losses	162	(2)	9	169
Charge-offs	(70)	(6)	(100)	(176)
Recoveries	12	3	4	19
Balance at end of period	$968	$173	$496	$1,637
Net charge-off ratio				0.47%
Net charge-offs	$58	$3	$96	$157
Average loans				134,634
Percent of loans in each category to total loans	47%	20%	33%	100%

Table 31
ALLL for Loans and Leases

dollars in millions	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	14	3	203	220
Day 2 provision for loan and lease losses	—	—	—	—	39	43	380	462
Provision (benefit) for loan and lease losses	125	(5)	68	188	230	1	9	240
Total provision (benefit) for loan and lease losses	125	(5)	68	188	269	44	389	702
Charge-offs	(171)	(13)	(103)	(287)	(124)	(14)	(100)	(238)
Recoveries	23	5	24	52	20	7	4	31
Balance at end of period	$1,103	$153	$444	$1,700	$968	$173	$496	$1,637
Net charge-off ratio				0.35%				0.39%
Net charge-offs	$148	$8	$79	$235	$104	$7	$96	$207
Average loans				$135,565				$104,913
Percent of loans in each category to total loans	50%	20%	30%	100%	47%	20%	33%	100%

Net charge-offs during the current quarter were $132 million, an increase of $29 million from $103 million during the linked quarter. The net charge-off ratio was 0.38% and 0.31% for the current and linked quarters, respectively. The increase in net charge-offs compared to the linked quarter primarily reflects higher charge-offs in the Equipment Finance and Commercial Finance portfolios in commercial loans. In addition, net charge-offs in the SVB loans were higher, primarily in early-stage investor dependent loans.

Net charge-offs for the current YTD were $235 million, an increase of $28 million from $207 million in the prior YTD. The increase was primarily related to Equipment Finance and Commercial Finance portfolios in commercial loans, which was partially offset by a decrease in SVB loan net charge-offs.

The following table provides trends in the ALLL ratios:

Table 32
ALLL Ratios

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
ALLL	$1,700	$1,737	$1,747
Total loans and leases	$139,341	$135,370	$133,302
ALLL to total loans and leases	1.22%	1.28%	1.31%
Commercial loans and leases:
ALLL - commercial	$1,103	$1,120	$1,126
Commercial loans and leases	$69,030	$67,601	$66,232
Commercial ALLL to commercial loans and leases	1.60%	1.66%	1.70%
Consumer loans:
ALLL - consumer	$153	$155	$166
Consumer loans	$28,343	$27,923	$27,559
Consumer ALLL to consumer loans	0.55%	0.56%	0.60%
SVB loans:
ALLL - SVB	$444	$462	$455
SVB loans	$41,968	$39,846	$39,511
SVB ALLL to SVB loans	1.05%	1.16%	1.15%

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities, presented in Note 13—Other Liabilities. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve.

The reserve for off-balance sheet credit exposure was $287 million at June 30, 2024, a decrease of $29 million compared to $316 million at December 31, 2023. The decrease from December 31, 2023 primarily reflects declines in the volumes of SVB Commercial segment unfunded commitments. Refer to Note 21—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 33
ALLL by Loan Class

dollars in millions:	June 30, 2024		March 31, 2024		December 31, 2023
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$41	0.92%	$40	0.99%	$44	1.12%
Owner occupied commercial mortgage	50	0.31	47	0.29	47	0.31
Non-owner occupied commercial mortgage	373	2.40	356	2.33	335	2.24
Commercial and industrial	600	1.95	630	2.09	656	2.20
Leases	39	1.92	47	2.26	44	2.12
Total commercial	1,103	1.60	1,120	1.66	1,126	1.70
Consumer
Residential mortgage	76	0.33	82	0.36	94	0.41
Revolving mortgage	18	0.75	18	0.80	16	0.75
Consumer auto	5	0.35	5	0.34	5	0.34
Consumer other	54	4.00	50	3.88	51	4.31
Total consumer	153	0.55	155	0.56	166	0.60
SVB
Global fund banking	70	0.24	65	0.25	69	0.27
Investor dependent - early stage	80	6.79	100	7.71	96	6.84
Investor dependent - growth stage	120	4.52	114	4.21	127	4.40
Innovation and cash flow dependent	174	1.87	183	1.95	163	1.69
Total SVB	444	1.05	462	1.16	455	1.15
Total ALLL	$1,700	1.22%	$1,737	1.28%	$1,747	1.31%
Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets were discussed further in our 2023 Form 10-K, in the section entitled “Credit Metrics” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents total nonperforming assets:
Table 34
Non-Performing Assets

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial loans	$880	$805	$698
Consumer loans	150	145	154
SVB loans	111	124	117
Total nonaccrual loans	1,141	1,074	969
Other real estate owned and repossessed assets	64	58	62
Total nonperforming assets	$1,205	$1,132	$1,031

ALLL to total loans and leases	1.22%	1.28%	1.31%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.86	0.84	0.77
Ratio of nonaccrual loans and leases to total loans and leases	0.82	0.79	0.73
Ratio of ALLL to nonaccrual loans and leases	149	162	180

Nonaccrual loans and leases at June 30, 2024 were $1.14 billion, an increase of $172 million from $969 million at December 31, 2023 and an increase of $67 million from $1.07 billion at March 31, 2024. The increase from December 31, 2023 was primarily due to non-owner occupied commercial mortgage and commercial and industrial loan classes. Refer to the “CRE Portfolio” discussion below for further information and Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class.

OREO and repossessed assets at June 30, 2024 was $64 million, compared to $62 million at December 31, 2023 and $58 million at March 31, 2024. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at June 30, 2024 was 0.86% compared to 0.77% at December 31, 2023 and 0.84% at March 31, 2024.

Past Due Accounts
The percentage of loans 30 days or more past due at June 30, 2024 was 1.01% of total loans, compared to 1.16% at December 31, 2023 and 1.12% at March 31, 2024. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio

Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 35
Commercial Real Estate Portfolio (1)

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$5,538	3.98%	$5,341	3.94%	$4,356	3.27%
Medical Office	3,598	2.58	3,443	2.55	3,494	2.62
Industrial / Warehouse	3,296	2.37	3,121	2.31	2,888	2.16
General Office	2,683	1.93	2,752	2.03	2,927	2.20
Retail	1,949	1.40	1,955	1.44	1,828	1.37
Hotel / Motel	778	0.56	818	0.60	792	0.59
Other	3,974	2.84	3,706	2.74	4,967	3.73
Total	$21,816	15.66%	$21,136	15.61%	$21,252	15.94%
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

Evolving macroeconomic and social conditions (including the increase in remote working in connection with the COVID-19 pandemic) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 36
Select General Office Loan Metrics (1)

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
% of total loans and leases	1.93%	2.03%	2.20%
% of CRE loans	12.30%	13.02%	13.77%
Average loan balance	$2	$2	$2
Net charge-offs (%)	2.82%	2.78%	3.56%
Delinquencies as a % of total CRE loans	11.79%	12.00%	13.56%
Non-performing loans as a % of CRE loans	15.97%	15.13%	11.38%
ALLL ratio	6.30%	5.40%	4.77%

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

Commercial Loan Concentrations

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 37
Commercial Loans and Leases - Geography

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
State
California	$14,530	21.0%	$14,118	20.9%	$13,824	20.9%
North Carolina	10,204	14.8	9,992	14.8	9,831	14.8
Texas	4,557	6.6	4,554	6.7	4,453	6.7
Florida	4,022	5.8	3,977	5.9	3,831	5.8
South Carolina	3,428	5.0	3,267	4.8	3,287	5.0
All other states	30,621	44.4	30,029	44.4	29,281	44.2
Total U.S.	$67,362	97.6%	$65,937	97.5%	$64,507	97.4%
Total International	1,668	2.4	1,664	2.5	1,725	2.6
Total	$69,030	100.0%	$67,601	100.0%	$66,232	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 38
Commercial Loans and Leases - Industry

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
Real Estate	$17,327	25.1%	$17,027	25.2%	$16,610	25.1%
Healthcare	9,908	14.3	9,633	14.2	9,259	14.0
Business Services	7,645	11.1	7,171	10.6	7,055	10.7
Transportation, Communication, Gas, Utilities	6,046	8.8	5,902	8.7	5,814	8.8
Manufacturing	5,755	8.3	5,723	8.5	5,845	8.8
Wholesale	3,175	4.6	3,795	5.6	3,553	5.3
Retail	3,660	5.3	3,619	5.4	3,560	5.4
Service Industries	3,812	5.5	3,619	5.4	3,498	5.3
Finance and Insurance	3,352	4.9	3,441	5.1	3,454	5.2
Other	8,350	12.1	7,671	11.3	7,584	11.4
Total	$69,030	100.0%	$67,601	100.0%	$66,232	100.0%

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 39
Consumer Loans - Geography

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
State
California	$8,871	31.3%	$8,788	31.5%	$8,787	31.9%
North Carolina	6,732	23.8	6,549	23.4	6,370	23.1
South Carolina	3,522	12.4	3,429	12.3	3,326	12.1
Massachusetts	1,738	6.1	1,703	6.1	1,726	6.2
Other states	7,480	26.4	7,454	26.7	7,350	26.7
Total	$28,343	100.0%	$27,923	100.0%	$27,559	100.0%

SVB Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
The SVB portfolio includes global fund banking and innovation banking loans.

Global Fund Banking
The global fund banking loan portfolio includes loans to clients in the private equity and venture capital community. Global fund banking represented 69% of SVB loans and 21% of total loans at June 30, 2024, compared to 65% and 19% at December 31, 2023 and 67% and 20% at March 31, 2024. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Innovation Banking
Innovation banking primarily includes loans to technology, life science and healthcare industry clients in the various stages of their life cycles. The loans are classified as Investor Dependent - Early Stage, Investor Dependent - Growth Stage, and Innovation Commercial and Industrial (“Innovation C&I”) and Cash Flow Dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% of SVB loans and 1% of total loans at June 30, 2024, compared to 4% and 1% at December 31, 2023 and 3% and 1% at March 31, 2024. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 6% of SVB loans and 2% of total loans at June 30, 2024, compared to 7% and 2% at December 31, 2023 and 7% and 2% at March 31, 2024. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 22% of SVB loans and 7% of total loans at June 30, 2024, compared to 24% and 7% at December 31, 2023 and 23% and 7% at March 31, 2024. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I includes loans in innovation sectors such as technology, life science and healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of June 30, 2024:

Table 40
SVB Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$949	$1,256	$2,438	$2,136	$22,136	$28,915
Investor dependent - early stage	915	170	94	—	—	1,179
Investor dependent - growth stage	613	777	698	299	240	2,627
Innovation C&I and cash flow dependent	234	297	839	1,477	6,400	9,247
Total	$2,711	$2,500	$4,069	$3,912	$28,776	$41,968

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at June 30, 2024, based on borrower location:

Table 41
SVB Loans - Geography

dollars in millions	June 30, 2024		March 31, 2024		December 31, 2023
State
California	$9,572	22.8%	$9,152	23.0%	$9,458	23.9%
New York	7,437	17.7	7,414	18.6	7,338	18.6
Massachusetts	5,168	12.3	4,917	12.3	5,213	13.2
Connecticut	4,643	11.1	3,313	8.3	3,246	8.2
Texas	3,477	8.3	3,631	9.1	3,645	9.2
All other states	10,587	25.2	10,395	26.1	8,987	22.8
Total U.S.	40,884	97.4	38,822	97.4	37,887	95.9
Total International	1,084	2.6	1,024	2.6	1,624	4.1
Total	$41,968	100.0%	$39,846	100.0%	$39,511	100.0%

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporate additional assumptions, including prepayment estimates, pricing estimates, deposit behaviors, and using internal models. The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates.

Table 42
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	June 30, 2024	March 31, 2024	December 31, 2023
-200	(13.8)%	(16.8)%	(20.1)%
-100	(7.6)	(8.4)	(10.0)
+100	7.4	8.2	9.8
+200	14.4	16.0	19.4

NII Sensitivity metrics at June 30, 2024, compared to December 31, 2023, were primarily affected by cash deployment into investment securities, and execution of interest rate hedges, as well as higher market rates.

As of June 30, 2024, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 60%-65% of our loans have floating contractual reference rates, indexed primarily to the Prime Lending Rate and Secured Overnight Financing Rate (“SOFR”). Deposit betas are currently modeled to have a portfolio average of approximately 30%-35% over the twelve-month forecast horizon; including 40%-50% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the EVE driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements, including utilizing a dynamic rate level dependent modeling approach for our deposit attrition assumption.

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile:

Table 43
Economic Value of Equity Modeling Analysis

Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	June 30, 2024
-200	5.2%
-100	2.7
+100	(2.5)
+200	(4.6)

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

Loan Maturity and Loan Interest Rate Sensitivity

The following table provides loan maturity distribution information:

Table 44
Loan Maturity Distribution

dollars in millions	At June 30, 2024, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,650	$2,082	$714	$38	$4,484
Owner occupied commercial mortgage	1,845	7,143	6,881	364	16,233
Non-owner occupied commercial mortgage	3,105	9,158	2,584	733	15,580
Commercial and industrial	9,286	17,269	3,469	660	30,684
Leases	554	1,235	260	—	2,049
Total commercial	16,440	36,887	13,908	1,795	69,030
Consumer
Residential mortgage	623	2,642	7,105	12,731	23,101
Revolving mortgage	61	205	814	1,271	2,351
Consumer auto	336	1,031	136	—	1,503
Consumer other	328	674	154	232	1,388
Total consumer	1,348	4,552	8,209	14,234	28,343
SVB
Global fund banking	26,991	1,827	97	—	28,915
Investor dependent - early stage	132	1,047	—	—	1,179
Investor dependent - growth stage	264	2,363	—	—	2,627
Innovation and cash flow dependent	1,314	7,639	294	—	9,247
Total SVB	28,701	12,876	391	—	41,968
Total loans and leases	$46,489	$54,315	$22,508	$16,029	$139,341

The following table provides information regarding the sensitivity to changes in interest rates of loans and leases maturing one year or after, as of June 30, 2024:

Table 45
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,280	$1,554
Owner occupied commercial mortgage	12,787	1,601
Non-owner occupied commercial mortgage	6,413	6,062
Commercial and industrial	10,356	11,042
Leases	1,484	11
Total commercial	32,320	20,270
Consumer
Residential mortgage	9,004	13,474
Revolving mortgage	31	2,259
Consumer auto	1,167	—
Consumer other	316	744
Total consumer	10,518	16,477
SVB
Global fund banking	2	1,922
Investor dependent - early stage	21	1,026
Investor dependent - growth stage	7	2,356
Innovation and cash flow dependent	—	7,933
Total SVB	30	13,237
Total loans and leases	$42,868	$49,984

Liquidity Risk

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain sufficient amounts of available cash and HQLS. Additional sources of liquidity include committed credit facilities, repurchase agreements, brokered certificates of deposit issuances, unsecured debt issuances, and cash collections generated by portfolio asset sales to third parties.

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

Liquidity includes available cash and HQLS. At June 30, 2024 we had $56.91 billion of high-quality liquid assets (25.9% of total assets) and $31.65 billion of contingent liquidity sources available.

Table 46
Liquidity

dollars in millions	June 30, 2024
Available cash	$24,480
High-quality liquid securities (1)	32,427
High-quality liquid assets	$56,907

Credit Facilities:	Current Capacity (2)
FDIC facility (3)	$11,335
FHLB facility (4)	14,684
FRB facility	5,526
Line of credit	100
Total contingent sources	$31,645
Total liquid assets and contingent sources	$88,552
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and U.S. Agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at June 30, 2024.
(3)    Advance Facility Agreement with the FDIC obtained in connection with SVBB Acquisition and has a maximum capacity of $70 billion, subject to additional collateral pledge requirements. See below for additional details and limits on use.
(4)    See following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at June 30, 2024 were $151.08 billion, an increase of $5.23 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $1.47 billion or 1% from $149.61 billion at March 31, 2024. The increase from December 31, 2023 is mainly attributable to deposit growth in our Branch Network, the Direct Bank, and the SVB Commercial segment. Deposit growth in the SVB Commercial segment was mainly due to slight improvement in the macroeconomic environment and increases in client acquisitions.

We use borrowings to diversify the funding of our business operations. Total borrowings at June 30, 2024 were $37.46 billion, a decrease of $196 million from $37.65 billion at December 31, 2023 and a decrease of $82 million from $37.54 billion at March 31, 2024. The decrease from December 31, 2023 related to redemptions of Capital Trust debentures and declines in securities sold under customer repurchase agreements and the Purchase Money Note payable to the FDIC. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes.

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

Table 47
FHLB Balances

dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023
Total borrowing capacity	$16,134	$15,882	$15,072
Less:
Advances	—	—	—
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$14,684	$14,432	$13,622
Pledged Non-PCD loans (contractual balance)	$27,003	$26,431	$25,370
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to $5.53 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2024 and December 31, 2023.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple SOFR plus 25 bps (but in no event less than 0.00%). The facility had a current capacity of $11.34 billion and was not utilized as of June 30, 2024. See Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of June 30, 2024, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. See Note 21—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 48
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$14,331	$784	$44	$—	$15,159
Short-term borrowings	386	—	—	—	386
Long-term borrowings (1)(2)	(37)	240	36,360	509	37,072
Total contractual obligations	$14,680	$1,024	$36,404	$509	$52,617
Commitments:
Financing commitments	$31,238	$15,539	$3,289	$6,601	$56,667
Letters of credit	1,680	511	81	5	2,277
Deferred purchase agreements	1,432	—	—	—	1,432
Purchase and funding commitments	535	—	—	—	535
Affordable housing partnerships (1)	472	552	28	44	1,096
Total commitments	$35,357	$16,602	$3,398	$6,650	$62,007
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $5 million and $143 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $49 million.
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

BancShares’ total consolidated assets are between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. However, the proposed interagency rulemaking announced in 2023 by the FDIC, the FRB and the Office of the Comptroller of the Currency could alter the capital framework for banks with total assets of $100 billion or more. We are continuing to monitor these proposed rules. For further discussion, refer to the section entitled “Regulatory Considerations” in Item 1. Business of our 2023 Form 10-K.

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

Common and Preferred Stock Dividends
During the first and second quarters of 2024, we paid quarterly dividends of $1.64 on the Class A common stock and Class B common stock. On July 23, 2024, our Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.64 per common share. The dividends are payable on September 16, 2024 to stockholders of record as of August 30, 2024.

During the first and second quarters of 2024, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 15—Stockholders' Equity. On July 23, 2024, our Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on September 16, 2024.

Capital Composition and Ratios
As discussed earlier in this MD&A, in July 2024 the Board authorized a Class A common share repurchase program. See the “Significant Events” section above for more information. The following table details the change in outstanding Class A common stock through June 30, 2024:

Table 49
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Class A common stock shares outstanding at beginning of period	13,524,550	13,514,933
Restricted stock units vested, net of shares held to cover taxes	—	9,617
Class A common stock shares outstanding at end of period	13,524,550	13,524,550

We also had 1,005,185 Class B common stock outstanding at June 30, 2024 and December 31, 2023.

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

Table 50
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	Requirements to be Well Capitalized	June 30, 2024		March 31, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$25,120	15.45%	$24,440	15.66%	$23,891	15.75%
Tier 1 risk-based capital	8.50	8.00	22,543	13.87	21,844	14.00	21,150	13.94
Common equity Tier 1	7.00	6.50	21,663	13.33	20,964	13.44	20,270	13.36
Tier 1 leverage ratio	4.00	5.00	22,543	10.29	21,844	10.11	21,150	9.83

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,454	15.05%	$23,972	15.37%	$23,600	15.56%
Tier 1 risk-based capital	8.50	8.00	22,228	13.68	21,726	13.93	21,227	13.99
Common equity Tier 1	7.00	6.50	22,228	13.68	21,726	13.93	21,227	13.99
Tier 1 leverage ratio	4.00	5.00	22,228	10.15	21,726	10.06	21,227	9.88

As of June 30, 2024, BancShares and FCB had risk-based capital ratio conservation buffers of 7.45% and 7.05%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2023, BancShares and FCB risk-based capital ratio conservation buffers were 7.75% and 7.56%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of June 30, 2024 and December 31, 2023 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

The ALLL is considered a critical accounting estimate. The ALLL as of June 30, 2024 is discussed in Note 5—Allowance for Loan and Lease Losses and in the “Credit Risk” section above.

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board but are not yet effective for BancShares:

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

The following table details a reconciliation of rental income on operating leases to adjusted rental income on operating lease equipment:

Table 51
Rail Segment

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rental income on operating leases (GAAP)	$201	$198	$180	$399	$355
Less: depreciation on operating lease equipment	51	50	47	100	94
Less: maintenance and other operating lease expenses	60	45	56	105	112
Adjusted rental income on operating lease equipment (non-GAAP)	$90	$103	$77	$194	$149

NIM, Excluding PAA

NIM, excluding PAA, is calculated by dividing annualized NII, excluding PAA, by average interest-earning assets. Loan PAA income is primarily related to the loan discount in the SVBB Acquisition. Other PAA is primarily related to the discount on the Purchase Money Note payable to the FDIC for the SVBB Acquisition and the premium on deposits assumed in the acquisition of CIT Group Inc.

NIM, excluding PAA, is a meaningful metric as it allows us to analyze NIM trends more directly related to the rates of the underlying interest earning-assets and interest-bearing liabilities.

The following table includes a reconciliation from NIM to NIM, excluding PAA:

Table 52
NIM, Excluding PAA

dollars in millions		Three Months Ended			Six Months Ended
		June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income (GAAP)	a	$1,821	$1,817	$1,961	$3,638	$2,811

Loan PAA income	b	145	163	243	308	260
Other PAA (expense) income	c	(5)	(4)	4	(10)	17
Total PAA	d = (b+c)	140	159	247	298	277
Net interest income, excluding PAA (non-GAAP)	e = (a-d)	$1,681	$1,658	$1,714	$3,340	$2,534
Annualized net interest income (GAAP)	f = a annualized	$7,322	$7,308	$7,865	$7,315	$5,668
Annualized net interest income, excluding PAA (non-GAAP)	g = e annualized	6,760	6,670	6,875	6,715	5,109
Average interest-earning assets	h	$200,705	$198,587	$191,215	$199,646	$146,154
Net interest margin (GAAP)	f/h	3.64%	3.67%	4.11%	3.66%	3.87%
Net interest margin, excluding PAA (non-GAAP)	g/h	3.36	3.35	3.59	3.36	3.49

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political (including the upcoming U.S. election), geopolitical events (including conflicts in Ukraine and the Middle East) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including recent interest rate hikes and any changes by the FRB, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the FRB on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the recently proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT Group Inc., or any future transactions.

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2023 Form 10-K and its other filings with the SEC.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) There were no repurchases of our stock during the three months ended June 30, 2024.

On July 25, 2024, BancShares announced that the Board had authorized a share repurchase program, which will allow BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through December 31, 2025.

Under the newly authorized share repurchase program, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Item 5. Other Information.

During the second quarter of 2024, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date:	August 8, 2024		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer