Form 10-Q
period 2024-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2024-11-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

Class A Common Stock—12,984,310 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2024)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	LOCOM	Lower of the Cost or Market Value
AOCI	Accumulated Other Comprehensive Income	MD&A	Management’s Discussion and Analysis
ASC	Accounting Standards Codification	MSRs	Mortgage Servicing Rights
ASU	Accounting Standards Update	NCCOB	North Carolina Commissioner of Banks
BHC	Bank Holding Company	NII	Net Interest Income
bps	Basis point(s); 1 bp = 0.01%	NII Sensitivity	Net Interest Income Sensitivity
CODM	Chief Operating Decision Maker	NIM	Net Interest Margin
CRA	Community Reinvestment Act of 1977	NPR	Notice of Proposed Rulemaking
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PAA	Purchase Accounting Accretion or Amortization
DTAs	Deferred Tax Assets	PAM	Proportional Amortization Method
ETR	Effective Income Tax Rate	PCD	Purchased Credit Deteriorated
EVE Sensitivity	Economic Value of Equity Sensitivity	PD	Probability of Obligor Default
FASB	Financial Accounting Standards Board	ROU	Right of Use
FCB	First-Citizens Bank & Trust Company	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	SVB	Silicon Valley Bank
FRB	Board of Governors of the Federal Reserve System or Federal Reserve Bank	SVBB	Silicon Valley Bridge Bank, N.A.
GAAP	United States Generally Accepted Accounting Principles	TMT	Technology Media and Telecommunications
HQLS	High-Quality Liquid Securities	UPB	Unpaid Principal Balance
ISDA	International Swaps and Derivatives Association	VIE	Variable Interest Entity
LGD	Loss Given Default

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$862	$908
Interest-earning deposits at banks	25,640	33,609
Securities purchased under agreements to resell	455	473
Investment in marketable equity securities (cost of $70 at September 30, 2024 and $75 at December 31, 2023)	82	84
Investment securities available for sale (cost of $28,502 at September 30, 2024 and $20,688 at December 31, 2023), net of allowance for credit losses	28,190	19,936
Investment securities held to maturity (fair value of $9,168 at September 30, 2024 and $8,503 at December 31, 2023)	10,391	9,979
Assets held for sale	68	76
Loans and leases	138,695	133,302
Allowance for loan and lease losses	(1,678)	(1,747)
Loans and leases, net of allowance for loan and lease losses	137,017	131,555
Operating lease equipment, net	9,186	8,746
Premises and equipment, net	1,974	1,877
Goodwill	346	346
Other intangible assets, net	265	312
Other assets	6,091	5,857
Total assets	$220,567	$213,758
Liabilities
Deposits:
Noninterest-bearing	$39,396	$39,799
Interest-bearing	112,178	106,055
Total deposits	151,574	145,854
Credit balances of factoring clients	1,250	1,089
Borrowings:
Short-term borrowings	391	485
Long-term borrowings	36,770	37,169
Total borrowings	37,161	37,654
Other liabilities	7,754	7,906
Total liabilities	197,739	192,503
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at September 30, 2024 and December 31, 2023)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at September 30, 2024 and December 31, 2023; 13,174,023 and 13,514,933 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	13	14
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at September 30, 2024 and December 31, 2023)	1	1
Additional paid in capital	3,389	4,108
Retained earnings	18,703	16,742
Accumulated other comprehensive loss	(159)	(491)
Total stockholders’ equity	22,828	21,255
Total liabilities and stockholders’ equity	$220,567	$213,758
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions, except share and per share data	2024	2023	2024	2023
Interest income
Interest and fees on loans	$2,430	$2,426	$7,206	$5,796
Interest on investment securities	358	180	970	407
Interest on deposits at banks	350	504	1,176	1,071
Total interest income	3,138	3,110	9,352	7,274
Interest expense
Deposits	1,004	769	2,907	1,632
Borrowings	338	351	1,011	841
Total interest expense	1,342	1,120	3,918	2,473
Net interest income	1,796	1,990	5,434	4,801
Provision for credit losses	117	192	276	1,126
Net interest income after provision for credit losses	1,679	1,798	5,158	3,675
Noninterest income
Rental income on operating lease equipment	262	248	776	719
Fee income and other service charges	81	71	233	188
Client investment fees	55	52	159	106
Wealth management services	54	49	157	140
International fees	29	30	87	63
Service charges on deposit accounts	45	44	133	112
Factoring commissions	19	21	55	60
Cardholder services, net	42	41	122	103
Merchant services, net	12	12	36	36
Insurance commissions	14	13	42	40
Realized gain (loss) on sale of investment securities, net	4	(12)	4	(26)
Fair value adjustment on marketable equity securities, net	9	(1)	3	(20)
Gain on sale of leasing equipment, net	5	10	19	18
Gain on acquisition	—	12	—	9,891
Loss on extinguishment of debt	—	—	(2)	—
Other noninterest income	19	25	92	102
Total noninterest income	650	615	1,916	11,532
Noninterest expense
Depreciation on operating lease equipment	99	95	293	275
Maintenance and other operating lease expenses	59	51	164	163
Salaries and benefits	788	727	2,277	1,922
Net occupancy expense	62	65	182	179
Equipment expense	128	117	368	308
Professional fees	42	12	91	43
Third-party processing fees	55	54	173	139
FDIC insurance expense	31	36	105	76
Marketing expense	20	22	52	78
Acquisition-related expenses	46	121	148	354
Intangible asset amortization	15	17	47	40
Other noninterest expense	111	99	318	266
Total noninterest expense	1,456	1,416	4,218	3,843
Income before income taxes	873	997	2,856	11,364
Income tax expense	234	245	779	412
Net income	$639	$752	$2,077	$10,952
Preferred stock dividends	15	15	46	44
Net income available to common stockholders	$624	$737	$2,031	$10,908
Earnings per common share
Basic	$43.42	$50.71	$140.27	$750.79
Diluted	$43.42	$50.67	$140.26	$750.19
Weighted average common shares outstanding
Basic	14,375,974	14,528,310	14,480,874	14,527,718
Diluted	14,375,974	14,539,133	14,481,919	14,539,383

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions	2024	2023	2024	2023
Net income	$639	$752	$2,077	$10,952
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	438	(108)	325	(150)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	1	—	1	1
Net change in defined benefit pension items	—	—	(8)	4
Net unrealized gain on cash flow hedge derivatives	12	—	14	—
Other comprehensive income (loss), net of tax	$451	$(108)	$332	$(145)
Total comprehensive income	$1,090	$644	$2,409	$10,807
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487
Net income	—	—	—	—	639	—	639
Other comprehensive income, net of tax	—	—	—	—	—	451	451
Stock based compensation	—	—	—	(4)	—	—	(4)
Repurchased 353,058 shares of Class A common stock	—	(1)	—	(706)	—	—	(707)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(21)	—	(21)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2024	$881	$13	$1	$3,389	$18,703	$(159)	$22,828

Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771
Net income	—	—	—	—	752	—	752
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	(108)
Stock based compensation	—	—	—	—	—	—	—
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at September 30, 2023	$881	$14	$1	$4,106	$16,267	$(880)	$20,389

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Nine Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	2,077	—	2,077
Other comprehensive income, net of tax	—	—	—	—	—	332	332
Stock based compensation	—	—	—	(13)	—	—	(13)
Repurchased 353,058 shares of Class A common stock	—	(1)	—	(706)	—	—	(707)
Cash dividends declared ($4.92 per common share):
Class A common stock	—	—	—	—	(65)	—	(65)
Class B common stock	—	—	—	—	(5)	—	(5)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(24)	—	(24)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2024	$881	$13	$1	$3,389	$18,703	$(159)	$22,828

Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	10,952	—	10,952
Other comprehensive loss, net of tax	—	—	—	—	—	(145)	(145)
Stock based compensation	—	—	—	(3)	—	—	(3)
Cash dividends declared ($2.25 per common share):
Class A common stock	—	—	—	—	(31)	—	(31)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(22)	—	(22)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2023	$881	$14	$1	$4,106	$16,267	$(880)	$20,389

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,077	$10,952
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	276	1,126
Deferred tax (benefit) expense	(127)	110
Depreciation, amortization, and accretion, net	36	(12)
Stock based compensation expense	—	4
Realized (gain) loss on sale of investment securities, net	(4)	26
Fair value adjustment on marketable equity securities, net	(3)	20
(Gain) loss on sale of loans, net	(7)	3
Gain on sale of operating lease equipment, net	(19)	(18)
Loss on sale of premises and equipment, net	1	—
Gain on other real estate owned, net	(6)	(3)
Gain on acquisition	—	(9,891)
Loss on extinguishment of debt	2	—
Origination of loans held for sale	(799)	(503)
Proceeds from sale of loans held for sale	867	475
Impairment of premises and equipment and other assets	—	21
Net change in other assets	(169)	(410)
Net change in other liabilities	(245)	(130)
Other operating activities	(11)	(11)
Net cash provided by operating activities	1,869	1,759
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	7,969	2,322
Purchases of marketable equity securities	(6)	—
Proceeds from sales of investments in marketable equity securities	15	—
Purchases of investment securities available for sale	(13,339)	(8,415)
Proceeds from maturities of investment securities available for sale	5,036	774
Proceeds from sales of investment securities available for sale	695	245
Purchases of investment securities held to maturity	(791)	(213)
Proceeds from maturities of investment securities held to maturity	401	434
Net decrease (increase) in securities purchased under agreements to resell	18	(549)
Net (increase) decrease in loans	(5,606)	6,215
Proceeds from sales of loans	244	290
Net increase in credit balances of factoring clients	161	287
Purchases of operating lease equipment	(793)	(815)
Proceeds from sales of operating lease equipment	149	178
Purchases of premises and equipment	(301)	(197)
Proceeds from sales of other real estate owned	16	15
Cash acquired, net of cash paid as consideration for acquisition	—	810
Proceeds from surrender of bank-owned life insurance policies	—	1,094
Other investing activities	(279)	312
Net cash (used in) provided by investing activities	(6,411)	2,787
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(2,295)	6,238
Net increase (decrease) in demand and other interest-bearing deposits	8,063	(5,658)
Net (decrease) increase in securities sold under customer repurchase agreements	(94)	7
Repayment of short-term borrowings	—	(2,250)
Proceeds from issuance of short-term borrowings	—	500
Repayment of long-term borrowings	(348)	(13,016)
Proceeds from issuance of long-term borrowings	—	9,990
Repurchase of Class A common stock	(700)	—
Cash dividends paid	(116)	(78)
Other financing activities	(14)	(6)
Net cash provided by (used in) financing activities	4,496	(4,273)
Change in cash and due from banks	(46)	273
Cash and due from banks at beginning of period	908	518
Cash and due from banks at end of period	$862	$791

	Nine Months Ended September 30,
dollars in millions	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,005	$2,443
Income taxes	754	429
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	1	20
Transfers of premises and equipment to other real estate	5	5
Transfer of assets from held for investment to held for sale	329	309
Transfer of assets from held for sale to held for investment	25	14
Commitments extended during the period on affordable housing investment credits	360	81
Purchase Money Note as consideration for SVBB Acquisition	—	35,808
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

Refer to Note 8—Variable Interest Entities and Note 9—Other Assets for additional information.

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

We made the following changes to our segment reporting during the first quarter of 2024:
•the private banking and wealth management components of the SVB segment were integrated into the General Bank segment, which already included other wealth management activities;
•the SVB segment was renamed SVB Commercial as its customers primarily include commercial clients in key innovation markets, as well as private equity and venture capital clients; and
•the Direct Bank (a nationwide digital banking platform that delivers deposit products to consumers) previously allocated to the General Bank segment was transitioned to Corporate, which already included borrowings and brokered deposits.

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

Refer to Note 4—Loans and Leases and Note 5—Allowance for Loan and Lease Losses for additional information.

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

Management has finalized its fair value estimates for the acquired assets and assumed liabilities. The final fair value estimates included adjustments for information relating to events or circumstances existing at the SVBB Acquisition Date that impacted the preliminary fair value estimates within the allowable period not to exceed one year following the SVBB Acquisition Date (“Measurement Period Adjustments”). We recorded Measurement Period Adjustments during 2023. There were no Measurement Period Adjustments during the nine months ended September 30, 2024.

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

In connection with the SVBB Acquisition, FCB issued a five-year $35 billion note payable to the FDIC (the “Original Purchase Money Note”), and entered into binding terms and conditions for an up to $70 billion line of credit provided by the FDIC for related risks and liquidity purposes (the “Initial Liquidity Commitment”). At such time, FCB and the FDIC agreed to negotiate additional terms and documents augmenting and superseding the Original Purchase Money Note and Initial Liquidity Commitment, and on November 20, 2023, FCB and the FDIC entered into new financing agreements for those purposes. On November 20, 2023, the Original Purchase Money Note was amended and restated, dated as of March 27, 2023 and maturing March 27, 2028 (the “Purchase Money Note”), adjusting the principal amount to approximately $36.07 billion. FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 25 basis points (“bps”) (but in no event less than 0.00%). Obligations of FCB under the Advance Facility Agreement are subordinated to its obligations under the Purchase Money Note. Refer to the “Pledged Assets” section in Note 4—Loans and Leases for additional information.

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
(3) The $9.81 billion gain on acquisition includes Measurement Period Adjustments, whereas the $9.89 billion gain on acquisition in the Consolidated Statements of Income for the nine months ended September 30, 2023 was preliminary as Measurement Period Adjustments were recorded after September 30, 2023.

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

Cash and interest-earning deposits at banks
For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximated fair value.

Investment securities
Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.

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

BancShares’ accounting methods for acquired Non-PCD and PCD loans and leases are discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the Notes to the Consolidated Financial Statements in our 2023 Form 10-K. The following table presents the unpaid principal balance (“UPB”) and fair value of the loans and leases acquired by BancShares in the SVBB Acquisition as of the SVBB Acquisition Date. The fair value of Non-PCD loans and leases was $66.42 billion, compared to the UPB of $68.72 billion, resulting in a discount of $2.30 billion that is accreted into income over the contractual life of the applicable loan using the effective interest method.

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
(1) The non-credit discount of $276 million is accreted into income over the contractual life of the applicable loan using the effective interest method.

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
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. The core deposit intangible represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the after tax cost savings method under the income approach. This method estimated the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread was calculated as the difference in the alternative cost of funds and the net deposit cost.

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Accrued interest receivable	$431
Federal Home Loan Bank stock and Federal Reserve Bank stock	320
Fair value of derivative financial instruments	458
Other	355
Total other assets	$1,564

The fair values of the derivative assets in the table above and derivative liabilities in the table below were valued using prices of financial instruments with similar characteristics and observable inputs. The fair values of accrued interest receivable and the remaining other assets were determined to approximate book value.

Deposits
Acquired deposits were essentially all transactional deposits. Thus, we determined carrying amounts approximated fair value.

Deferred tax liability
The SVBB Acquisition was an asset acquisition for tax purposes and therefore considered a taxable transaction. The deferred tax liability for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the PAM.

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

Shared-Loss Agreement intangibles
Estimates indicated there was no material value to attribute to the loss indemnification asset or true-up liability. This was primarily based on evaluation of historical loss experience and the credit quality of the portfolio.

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

Net interest income, noninterest income and net income of $1.34 billion, $334 million and $381 million, respectively, attributable to the SVBB Acquisition were included in BancShares’ Consolidated Statement of Income for the nine months ended September 30, 2023.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at September 30, 2024 and December 31, 2023.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$11,765	$78	$(26)	$11,817
Government agency	87	—	(2)	85
Residential mortgage-backed securities	13,201	234	(419)	13,016
Commercial mortgage-backed securities	2,925	25	(172)	2,778
Corporate bonds	507	—	(30)	477
Municipal bonds	17	—	—	17
Total investment securities available for sale	$28,502	$337	$(649)	$28,190
Investment in marketable equity securities	$70	$18	$(6)	$82
Investment securities held to maturity
U.S. Treasury	$482	$—	$(27)	$455
Government agency	1,512	—	(99)	1,413
Residential mortgage-backed securities	4,667	37	(545)	4,159
Commercial mortgage-backed securities	3,429	—	(564)	2,865
Supranational securities	299	—	(25)	274
Other	2	—	—	2
Total investment securities held to maturity	$10,391	$37	$(1,260)	$9,168
Total investment securities	$38,963	$392	$(1,915)	$37,440

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,554	$34	$(80)	$10,508
Government agency	120	—	(3)	117
Residential mortgage-backed securities	7,154	72	(540)	6,686
Commercial mortgage-backed securities	2,319	9	(197)	2,131
Corporate bonds	529	—	(47)	482
Municipal bonds	12	—	—	12
Total investment securities available for sale	$20,688	$115	$(867)	$19,936
Investment in marketable equity securities	$75	$17	$(8)	$84
Investment securities held to maturity
U.S. Treasury	$479	$—	$(40)	$439
Government agency	1,506	—	(143)	1,363
Residential mortgage-backed securities	4,205	—	(644)	3,561
Commercial mortgage-backed securities	3,489	—	(614)	2,875
Supranational securities	298	—	(35)	263
Other	2	—	—	2
Total investment securities held to maturity	$9,979	$—	$(1,476)	$8,503
Total investment securities	$30,742	$132	$(2,351)	$28,523

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At September 30, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $145 million and $19 million, respectively. At December 31, 2023, accrued interest receivable for available for sale and held to maturity debt securities was $87 million and $18 million, respectively. During the three and nine months ended September 30, 2024 and 2023, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2024 or December 31, 2023.

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

Maturities - Debt Securities

dollars in millions	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$6,014	$6,013	$5,674	$5,658
After one through five years	5,880	5,925	4,996	4,959
After five through 10 years	373	352	408	369
After 10 years	22	21	17	16
Government agency	87	85	120	117
Residential mortgage-backed securities	13,201	13,016	7,154	6,686
Commercial mortgage-backed securities	2,925	2,778	2,319	2,131
Total investment securities available for sale	$28,502	$28,190	$20,688	$19,936
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$186	$182	$27	$26
After one through five years	1,564	1,477	1,636	1,508
After five through 10 years	545	485	622	533
Residential mortgage-backed securities	4,667	4,159	4,205	3,561
Commercial mortgage-backed securities	3,429	2,865	3,489	2,875
Total investment securities held to maturity	$10,391	$9,168	$9,979	$8,503

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income - taxable investment securities	$357	$178	$967	$402
Interest income - nontaxable investment securities	—	2	1	4
Dividend income - marketable equity securities	1	—	2	1
Interest on investment securities	$358	$180	$970	$407

Fair value adjustment on marketable equity securities and realized gains and losses on sales of investment securities, net are presented on the Consolidated Statements of Income. The realized gain on sale of marketable equity securities was $4 million for the three and nine months ended September 30, 2024 and $0 million for the respective 2023 periods. The following table presents the gross realized losses on the sales of investment securities available for sale.

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains on sales of investment securities available for sale	$—	$—	$—	$—
Gross realized losses on sales of investment securities available for sale	—	(12)	—	(26)
Net realized losses on sales of investment securities available for sale	$—	$(12)	$—	$(26)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$304	$—	$1,370	$(26)	$1,674	$(26)
Government agency	—	—	85	(2)	85	(2)
Residential mortgage-backed securities	260	(1)	3,816	(418)	4,076	(419)
Commercial mortgage-backed securities	91	(1)	1,314	(171)	1,405	(172)
Corporate bonds	4	—	456	(30)	460	(30)
Total	$659	$(2)	$7,041	$(647)	$7,700	$(649)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$955	$—	$1,919	$(80)	$2,874	$(80)
Government agency	23	—	94	(3)	117	(3)
Residential mortgage-backed securities	293	(3)	4,073	(537)	4,366	(540)
Commercial mortgage-backed securities	157	(1)	1,386	(196)	1,543	(197)
Corporate bonds	89	(9)	393	(38)	482	(47)
Total	$1,517	$(13)	$7,865	$(854)	$9,382	$(867)

As of September 30, 2024, there were 495 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 424 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 71 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2024, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of September 30, 2024.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of September 30, 2024.

There were no debt securities on nonaccrual status as of September 30, 2024 or December 31, 2023.

Investment securities having an aggregate carrying value of $3.82 billion at September 30, 2024, and $3.77 billion at December 31, 2023, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the PAM. Refer to Note 9—Other Assets for the respective balances.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	September 30, 2024	December 31, 2023
Commercial
Commercial construction	$4,924	$3,918
Owner occupied commercial mortgage	16,372	15,471
Non-owner occupied commercial mortgage	16,078	14,995
Commercial and industrial	30,867	29,794
Leases	2,020	2,054
Total commercial	70,261	66,232
Consumer
Residential mortgage	23,237	22,776
Revolving mortgage	2,455	2,165
Consumer auto	1,543	1,442
Consumer other	1,347	1,176
Total consumer	28,582	27,559
SVB
Global fund banking	27,114	25,553
Investor dependent - early stage	1,128	1,403
Investor dependent - growth stage	2,434	2,897
Innovation C&I and cash flow dependent	9,176	9,658
Total SVB	39,852	39,511
Total loans and leases	$138,695	$133,302

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of the changes in loan classes.

At September 30, 2024 and December 31, 2023, accrued interest receivable on loans included in other assets was $615 million and $625 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income, which primarily related to the SVBB Acquisition, was $107 million and $415 million for the three and nine months ended September 30, 2024, including $16 million and $71 million for unfunded commitments, respectively. Discount accretion income, which primarily related to the SVBB Acquisition, was $275 million and $535 million for the three and nine months ended September 30, 2023, including $69 million and $88 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	September 30, 2024	December 31, 2023
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(86)	$(72)

Net unamortized discount on acquired loans
Non-PCD	$1,577	$1,860
PCD	111	176
Total net unamortized discount	$1,688	$2,036

The aging of the outstanding loans and leases by class at September 30, 2024 and December 31, 2023 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$42	$12	$3	$57	$4,867	$4,924
Owner occupied commercial mortgage	37	29	27	93	16,279	16,372
Non-owner occupied commercial mortgage	8	22	379	409	15,669	16,078
Commercial and industrial	126	46	83	255	30,612	30,867
Leases	31	15	10	56	1,964	2,020
Total commercial	244	124	502	870	69,391	70,261
Consumer
Residential mortgage	132	33	100	265	22,972	23,237
Revolving mortgage	18	6	11	35	2,420	2,455
Consumer auto	11	3	3	17	1,526	1,543
Consumer other	6	3	4	13	1,334	1,347
Total consumer	167	45	118	330	28,252	28,582
SVB
Global fund banking	—	—	—	—	27,114	27,114
Investor dependent - early stage	2	3	2	7	1,121	1,128
Investor dependent - growth stage	—	3	6	9	2,425	2,434
Innovation C&I and cash flow dependent	14	3	2	19	9,157	9,176
Total SVB	16	9	10	35	39,817	39,852
Total loans and leases	$427	$178	$630	$1,235	$137,460	$138,695

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$43	$8	$2	$53	$3,865	$3,918
Owner occupied commercial mortgage	21	10	47	78	15,393	15,471
Non-owner occupied commercial mortgage	100	188	283	571	14,424	14,995
Commercial and industrial	177	49	116	342	29,452	29,794
Leases	55	15	21	91	1,963	2,054
Total commercial	396	270	469	1,135	65,097	66,232
Consumer
Residential mortgage	136	33	73	242	22,534	22,776
Revolving mortgage	15	3	11	29	2,136	2,165
Consumer auto	9	3	2	14	1,428	1,442
Consumer other	8	3	4	15	1,161	1,176
Total consumer	168	42	90	300	27,259	27,559
SVB
Global fund banking	—	—	—	—	25,553	25,553
Investor dependent - early stage	10	12	9	31	1,372	1,403
Investor dependent - growth stage	5	2	7	14	2,883	2,897
Innovation C&I and cash flow dependent	27	3	40	70	9,588	9,658
Total SVB	42	17	56	115	39,396	39,511
Total loans and leases	$606	$329	$615	$1,550	$131,752	$133,302

The amortized cost by class of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2024 and December 31, 2023 are presented below.

Loans on Nonaccrual Status (1) (2)

dollars in millions	September 30, 2024		December 31, 2023
	Nonaccrual Loans	Loans > 90 Days and Accruing	Nonaccrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$4	$3	$2	$1
Owner occupied commercial mortgage	76	7	60	8
Non-owner occupied commercial mortgage	469	86	411	39
Commercial and industrial	288	24	194	59
Leases	31	1	31	7
Total commercial	868	121	698	114
Consumer
Residential mortgage	138	7	127	4
Revolving mortgage	22	—	21	—
Consumer auto	7	—	5	—
Consumer other	2	3	1	3
Total consumer	169	10	154	7
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	56	—	37	2
Investor dependent - growth stage	35	—	37	—
Innovation C&I and cash flow dependent	116	—	43	—
Total SVB	207	—	117	2
Total loans and leases	$1,244	$131	$969	$123
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $11 million for the nine months ended September 30, 2024 and $10 million for the year ended December 31, 2023.
(2)    Nonaccrual loans for which there was no related ALLL totaled $303 million at September 30, 2024 and $138 million at December 31, 2023.

Other real estate owned (“OREO”) and repossessed assets were $62 million as of September 30, 2024 and December 31, 2023.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2024 and December 31, 2023, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

September 30, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$817	$1,746	$1,348	$369	$165	$75	$125	$—	$4,645
Special Mention	—	27	68	31	7	23	—	—	156
Substandard	—	6	68	9	7	29	—	—	119
Doubtful	—	—	—	4	—	—	—	—	4
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	817	1,779	1,484	413	179	127	125	—	4,924
Owner occupied commercial mortgage
Pass	1,952	2,443	2,832	2,686	2,245	3,191	195	29	15,573
Special Mention	11	39	28	57	34	94	9	—	272
Substandard	13	33	117	53	60	236	10	1	523
Doubtful	—	—	—	—	—	4	—	—	4
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,976	2,515	2,977	2,796	2,339	3,525	214	30	16,372
Non-owner occupied commercial mortgage
Pass	2,074	3,106	2,798	2,130	1,721	2,450	110	3	14,392
Special Mention	—	37	332	57	4	118	—	—	548
Substandard	2	1	123	23	137	729	1	—	1,016
Doubtful	—	—	—	—	17	105	—	—	122
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,076	3,144	3,253	2,210	1,879	3,402	111	3	16,078
Commercial and industrial
Pass	7,831	5,341	3,868	2,221	1,250	1,584	6,326	58	28,479
Special Mention	87	49	206	231	8	71	99	—	751
Substandard	105	114	231	133	173	247	373	3	1,379
Doubtful	2	25	40	11	2	23	13	—	116
Ungraded	—	—	—	—	—	—	142	—	142
Total commercial and industrial	8,025	5,529	4,345	2,596	1,433	1,925	6,953	61	30,867
Leases
Pass	571	558	347	179	112	59	—	—	1,826
Special Mention	8	16	31	12	9	—	—	—	76
Substandard	16	31	24	14	14	9	—	—	108
Doubtful	1	3	3	2	1	—	—	—	10
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	596	608	405	207	136	68	—	—	2,020
Total commercial	$13,490	$13,575	$12,464	$8,222	$5,966	$9,047	$7,403	$94	$70,261

SVB - Risk Classifications by Class

September 30, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Global fund banking
Pass	$854	$220	$162	$23	$16	$14	$25,792	$17	$27,098
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	854	220	167	31	18	14	25,793	17	27,114
Investor dependent - early stage
Pass	242	321	157	18	—	—	96	3	837
Special Mention	3	17	1	1	—	—	—	—	22
Substandard	9	69	78	17	—	—	44	—	217
Doubtful	19	15	16	—	—	—	2	—	52
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	273	422	252	36	—	—	142	3	1,128
Investor dependent - growth stage
Pass	744	681	415	52	—	—	202	4	2,098
Special Mention	5	15	9	1	—	—	26	—	56
Substandard	26	53	129	17	1	—	18	—	244
Doubtful	8	4	13	9	—	—	2	—	36
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	783	753	566	79	1	—	248	4	2,434
Innovation C&I and cash flow dependent
Pass	1,523	1,781	1,476	465	204	25	2,009	—	7,483
Special Mention	108	169	123	55	4	17	91	—	567
Substandard	112	182	254	157	67	—	242	—	1,014
Doubtful	—	—	7	—	—	—	105	—	112
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	1,743	2,132	1,860	677	275	42	2,447	—	9,176
Total SVB	$3,653	$3,527	$2,845	$823	$294	$56	$28,630	$24	$39,852

Consumer Loans - Delinquency Status by Class

September 30, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$1,783	$3,046	$5,352	$5,244	$2,988	$4,555	$4	$—	$22,972
30-59 days	2	9	15	10	14	82	—	—	132
60-89 days	—	—	2	3	4	24	—	—	33
90 days or greater	—	3	7	10	10	70	—	—	100
Total residential mortgage	1,785	3,058	5,376	5,267	3,016	4,731	4	—	23,237
Revolving mortgage
Current	—	—	—	—	—	—	2,320	100	2,420
30-59 days	—	—	—	—	—	—	13	5	18
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,337	118	2,455
Consumer auto
Current	516	400	311	180	82	37	—	—	1,526
30-59 days	1	3	3	2	1	1	—	—	11
60-89 days	—	2	1	—	—	—	—	—	3
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	517	406	316	183	83	38	—	—	1,543
Consumer other
Current	127	172	108	35	6	20	866	—	1,334
30-59 days	1	—	—	—	—	1	4	—	6
60-89 days	—	1	—	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	128	173	108	35	6	23	874	—	1,347
Total consumer	$2,430	$3,637	$5,800	$5,485	$3,105	$4,792	$3,215	$118	$28,582

The following tables represent current credit quality indicators by origination year as of December 31, 2023:

Commercial Loans - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$1,062	$1,615	$620	$226	$63	$57	$39	$4	$3,686
Special Mention	—	10	6	81	47	—	—	—	144
Substandard	—	47	5	31	—	5	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,062	1,672	631	338	110	62	39	4	3,918
Owner occupied commercial mortgage
Pass	2,544	2,859	2,902	2,467	1,666	2,107	193	31	14,769
Special Mention	26	19	24	28	43	72	1	—	213
Substandard	7	91	99	61	45	176	10	—	489
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,577	2,969	3,025	2,556	1,754	2,355	204	31	15,471
Non-owner occupied commercial mortgage
Pass	3,132	3,150	2,212	1,860	1,148	1,930	80	3	13,515
Special Mention	14	45	33	96	171	90	9	—	458
Substandard	2	48	27	127	365	330	—	—	899
Doubtful	—	—	2	13	67	39	2	—	123
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	3,148	3,243	2,274	2,096	1,751	2,389	91	3	14,995
Commercial and industrial
Pass	8,472	4,858	3,347	1,660	952	1,351	6,818	34	27,492
Special Mention	105	134	149	89	69	26	194	—	766
Substandard	92	236	144	217	127	258	264	4	1,342
Doubtful	2	19	5	—	12	20	13	—	71
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	8,671	5,247	3,645	1,966	1,160	1,655	7,412	38	29,794
Leases
Pass	732	499	290	209	91	35	—	—	1,856
Special Mention	18	22	20	7	4	1	—	—	72
Substandard	28	32	21	19	6	8	—	—	114
Doubtful	3	4	3	1	1	—	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	781	557	334	236	102	44	—	—	2,054
Total commercial	$16,239	$13,688	$9,909	$7,192	$4,877	$6,505	$7,746	$76	$66,232

SVB - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$453	$202	$40	$36	$14	$3	$24,702	$66	$25,516
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	9	3	—	—	18	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	453	209	49	39	14	3	24,720	66	25,553
Investor dependent - early stage
Pass	421	453	85	4	1	—	99	2	1,065
Special Mention	8	14	1	—	—	—	—	—	23
Substandard	40	138	51	3	—	—	51	—	283
Doubtful	12	12	3	—	—	1	4	—	32
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	481	617	140	7	1	1	154	2	1,403
Investor dependent - growth stage
Pass	1,034	967	217	25	8	2	198	5	2,456
Special Mention	6	25	—	—	—	—	—	—	31
Substandard	66	192	83	7	1	—	27	—	376
Doubtful	—	12	20	—	—	—	2	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,106	1,196	320	32	9	2	227	5	2,897
Innovation C&I and cash flow dependent
Pass	2,370	2,238	833	293	80	44	2,598	—	8,456
Special Mention	99	103	36	66	—	—	92	—	396
Substandard	51	185	254	76	25	—	175	—	766
Doubtful	—	—	—	—	—	10	30	—	40
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,520	2,526	1,123	435	105	54	2,895	—	9,658
Total SVB	$4,560	$4,548	$1,632	$513	$129	$60	$27,996	$73	$39,511

Consumer Loans - Delinquency Status by Class

December 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$3,155	$5,588	$5,521	$3,174	$1,381	$3,702	$13	$—	$22,534
30-59 days	3	16	15	7	10	85	—	—	136
60-89 days	1	1	5	4	1	21	—	—	33
90 days or greater	1	4	2	6	1	59	—	—	73
Total residential mortgage	3,160	5,609	5,543	3,191	1,393	3,867	13	—	22,776
Revolving mortgage
Current	—	—	—	—	—	—	2,056	80	2,136
30-59 days	—	—	—	—	—	—	11	4	15
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	6	5	11
Total revolving mortgage	—	—	—	—	—	—	2,074	91	2,165
Consumer auto
Current	525	427	261	131	56	28	—	—	1,428
30-59 days	1	3	2	1	1	1	—	—	9
60-89 days	1	1	1	—	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	527	432	265	132	57	29	—	—	1,442
Consumer other
Current	215	170	52	8	5	21	690	—	1,161
30-59 days	1	1	—	—	—	—	6	—	8
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	216	171	52	8	5	24	700	—	1,176
Total consumer	$3,903	$6,212	$5,860	$3,331	$1,455	$3,920	$2,787	$91	$27,559

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Nine Months Ended September 30, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$8	$—	$—	$8
Non-owner occupied commercial mortgage	—	—	—	—	19	70	—	—	89
Commercial and industrial	8	33	65	15	4	9	38	1	173
Leases	1	4	4	4	2	2	—	—	17
Total commercial	9	37	69	19	25	89	38	1	287
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Consumer auto	—	2	1	1	—	—	—	—	4
Consumer other	—	1	1	1	—	1	12	—	16
Total consumer	—	3	2	2	—	2	12	—	21
SVB
Investor dependent - early stage	—	28	40	18	2	—	6	—	94
Investor dependent - growth stage	—	9	23	9	1	4	1	—	47
Innovation C&I and cash flow dependent	—	2	—	—	—	1	12	—	15
Total SVB	—	39	63	27	3	5	19	—	156
Total loans and leases	$9	$79	$134	$48	$28	$96	$69	$1	$464

Nine Months Ended September 30, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$—	$1	$—	$1
Non-owner occupied commercial mortgage	—	—	—	—	48	12	—	—	60
Commercial and industrial	5	53	22	7	4	11	26	1	129
Leases	1	7	4	3	1	1	—	—	17
Total commercial	6	60	26	10	53	24	27	1	207
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	—	1	1	1	—	—	—	—	3
Consumer other	5	1	1	—	—	—	9	—	16
Total consumer	5	2	2	1	—	2	9	—	21
SVB
Investor dependent - early stage	1	17	18	3	—	—	10	—	49
Investor dependent - growth stage	24	40	17	13	—	—	1	—	95
Innovation C&I and cash flow dependent	7	—	—	40	—	—	18	—	65
Total SVB	32	57	35	56	—	—	29	—	209
Total loans and leases	$43	$119	$63	$67	$53	$26	$65	$1	$437

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

Amortized Cost of Loans Modified during the three months ended September 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Total	Percent of Total Loan Class
Commercial
Owner occupied commercial mortgage	$15	$1	$—	8	$—	$24	0.15%
Non-owner occupied commercial mortgage	30	6	—	—	—	36	0.22
Commercial and industrial	100	—	—	3	1	104	0.34
Total commercial	145	7	—	11	1	164	0.23
Consumer
Residential mortgage	1	—	—	1	—	2	0.01
Revolving mortgage	1	—	—	—	—	1	0.05
Total consumer	2	—	—	1	—	3	0.01
SVB
Investor dependent - early stage	—	15	—	—	2	17	1.54
Investor dependent - growth stage	6	19	—	—	6	31	1.29
Innovation C&I and cash flow dependent	40	—	—	—	—	40	0.43
Total SVB	46	34	—	—	8	88	0.22
Total loans and leases	$193	$41	$—	$12	$9	$255	0.18%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Amortized Cost of Loans Modified during the three months ended September 30, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$13	$—	$—	$—	$—	$13	0.34%
Owner occupied commercial mortgage	1	—	—	—	—	1	0.01
Non-owner occupied commercial mortgage	155	—	—	—	—	155	1.09
Commercial and industrial	44	13	—	3	—	60	0.21
Total commercial	213	13	—	3	—	229	0.36
Consumer
Residential mortgage	3	—	—	—	—	3	0.01
Total consumer	3	—	—	—	—	3	0.01
SVB
Investor dependent - early stage	2	12	—	6	—	20	1.17
Investor dependent - growth stage	9	14	—	—	—	23	0.58
Innovation C&I and cash flow dependent	20	—	—	—	—	20	0.23
Total SVB	31	26	—	6	—	63	0.15
Total loans and leases	$247	$39	$—	$9	$—	$295	0.22%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the three months ended September 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	36	0.60%	—	$—
Owner occupied commercial mortgage	17	1.82	6	—
Non-owner occupied commercial mortgage	7	—	6	—
Commercial and industrial	17	2.61	6	—
Leases	11	—	—	—
Total commercial	15	2.03	6	—
Consumer
Residential mortgage	47	2.07	11	—
Revolving mortgage	60	5.42	—	—
Consumer auto	31	—	—	—
Consumer other	60	10.54	—	—
Total consumer	52	3.29	11	—
SVB
Investor dependent - early stage	6	—	7	—
Investor dependent - growth stage	9	—	6	—
Innovation C&I and cash flow dependent	12	—	—	—
Total SVB	11	—	6	—
Total loans and leases	14	2.19%	6	$—

Financial Effects of Loan Modifications made during the three months ended September 30, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	3	—%	—	$—
Owner occupied commercial mortgage	19	4.25	—	—
Non-owner occupied commercial mortgage	6	—	—	—
Commercial and industrial	14	2.11	7	—
Total commercial	8	2.12	7	—
Consumer
Residential mortgage	91	5.25	—	—
Revolving mortgage	58	3.40	—	—
Consumer other	36	7.63	—	—
Total consumer	88	4.41	—	—
SVB
Investor dependent - early stage	10	1.00	5	—
Investor dependent - growth stage	11	—	5	—
Innovation C&I and cash flow dependent	4	—	—	—
Total SVB	7	1.00	5	—
Total loans and leases	9	1.49%	6	$—

Amortized Cost of Loans Modified during the nine months ended September 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.06%
Owner occupied commercial mortgage	36	1	4	9	9	—	59	0.36
Non-owner occupied commercial mortgage	108	6	—	—	26	—	140	0.88
Commercial and industrial	133	24	31	12	1	—	201	0.65
Total commercial	280	31	35	21	36	—	403	0.57
Consumer
Residential mortgage	7	—	—	1	—	—	8	0.04
Revolving mortgage	4	—	—	1	—	—	5	0.20
Total consumer	11	—	—	2	—	—	13	0.05
SVB
Investor dependent - early stage	—	23	—	—	17	1	41	3.55
Investor dependent - growth stage	7	55	—	—	16	—	78	3.22
Innovation C&I and cash flow dependent	58	67	—	—	—	—	125	1.36
Total SVB	65	145	—	—	33	1	244	0.61
Total loans and leases	$356	$176	$35	$23	$69	$1	$660	0.48%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of Investor dependent - early stage loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the nine months ended September 30, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$14	$—	$—	$—	$—	$—	$14	0.35%
Owner occupied commercial mortgage	23	—	2	—	—	—	25	0.15
Non-owner occupied commercial mortgage	327	—	—	—	—	—	327	2.29
Commercial and industrial	106	28	—	3	—	—	137	0.48
Total commercial	470	28	2	3	—	—	503	0.78
Consumer
Residential mortgage	5	—	—	3	—	—	8	0.04
Total consumer	5	—	—	3	—	—	8	0.03
SVB
Investor dependent - early stage	3	18	—	6	—	—	27	1.59
Investor dependent - growth stage	9	14	—	—	—	—	23	0.58
Innovation C&I and cash flow dependent	79	—	—	—	—	—	79	0.90
Total SVB	91	32	—	6	—	—	129	0.31
Total loans and leases	$566	$60	$2	$12	$—	$—	$640	0.48%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the nine months ended September 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	15	0.60%	—	$—
Owner occupied commercial mortgage	28	1.67	18	—
Non-owner occupied commercial mortgage	20	—	40	—
Commercial and industrial	16	0.71	11	—
Leases	11	—	6	—
Total commercial	20	0.93	26	—
Consumer
Residential mortgage	70	2.09	11	—
Revolving mortgage	60	4.73	—	—
Consumer auto	29	0.26	—	—
Consumer other	57	9.65	—	—
Total consumer	66	3.41	11	—
SVB
Investor dependent - early stage	9	2.75	8	—
Investor dependent - growth stage	12	—	8	—
Innovation C&I and cash flow dependent	12	—	12	—
Total SVB	11	2.75	9	—
Total loans and leases	19	1.07%	14	$—

Financial Effects of Loan Modifications made during the nine months ended September 30, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	4	—%	—	$—
Owner occupied commercial mortgage	14	3.53	—	—
Non-owner occupied commercial mortgage	11	—	—	—
Commercial and industrial	19	2.25	6	—
Total commercial	13	2.66	6	—
Consumer
Residential mortgage	76	3.52	—	—
Revolving mortgage	57	2.44	—	—
Consumer auto	25	0.70	—	—
Consumer other	54	8.47	—	—
Total consumer	74	3.56	—	—
SVB
Investor dependent - early stage	9	1.00	5	—
Investor dependent - growth stage	11	—	5	—
Innovation C&I and cash flow dependent	4	—	—	—
Total SVB	5	1.00	5	—
Total loans and leases	13	2.21%	6	$—

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

At September 30, 2024, there were $39 million of loans modified in the twelve months ended September 30, 2024, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended September 30, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$3	$—	$—	$—	$3
Owner occupied commercial mortgage	50	—	9	2	61
Non-owner occupied commercial mortgage	156	1	—	16	173
Commercial and industrial	201	1	—	2	204
Total commercial	410	2	9	20	441
Consumer
Residential mortgage	9	1	2	4	16
Revolving mortgage	6	—	—	—	6
Total consumer	15	1	2	4	22
SVB
Investor dependent - early stage	40	—	—	1	41
Investor dependent - growth stage	87	—	—	—	87
Innovation C&I and cash flow dependent	145	—	—	—	145
Total SVB	272	—	—	1	273
Total loans and leases	$697	$3	$11	$25	$736

Modified Loans Payment Status (nine months ended September 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$14	$—	$—	$—	$14
Owner occupied commercial mortgage	25	—	—	—	25
Non-owner occupied commercial mortgage	290	—	—	37	327
Commercial and industrial	137	—	—	—	137
Total commercial	466	—	—	37	503
Consumer
Residential mortgage	7	1	—	—	8
Total consumer	7	1	—	—	8
SVB
Investor dependent - early stage	24	—	3	—	27
Investor dependent - growth stage	20	—	3	—	23
Innovation C&I and cash flow dependent	63	16	—	—	79
Total SVB	107	16	6	—	129
Total loans and leases	$580	$17	$6	$37	$640

At September 30, 2024, there were $44 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the nine months ended September 30, 2024. At December 31, 2023, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2023.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Board of Governors of the Federal Reserve System (“FRB”) and FDIC.

Loans Pledged

dollars in millions	September 30, 2024	December 31, 2023
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$17,245	$15,072
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$15,795	$13,622
Pledged non-PCD loans (contractual balance)	$30,106	$25,370

FRB
Lendable collateral value of pledged non-PCD loans	$5,621	$5,115
Less: advances	—	—
Available borrowing capacity	$5,621	$5,115
Pledged non-PCD loans (contractual balance)	$6,689	$6,273

FDIC
Lendable collateral value of pledged loans	$44,117	$51,179
Less: advances	—	—
Less: Purchase Money Note	35,991	36,072
Available borrowing capacity	$8,126	$15,107
Pledged loans (contractual balance)	$44,117	$51,179

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

Under borrowing arrangements with the FRB of Richmond, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2024 or December 31, 2023.

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

SVBB Acquisition
The initial ALLL for PCD loans and leases acquired in the SVBB Acquisition (the “Initial PCD ALLL”) was established through a PCD gross-up and there was no corresponding increase to the provision for credit losses. The initial ALLL for Non-PCD loans and leases acquired in the SVBB Acquisition was established through a corresponding increase to the provision for credit losses (the “Day 2 Provision for Loan and Lease Losses”). The initial reserve for off-balance sheet credit exposure acquired in the SVBB Acquisition was established through a corresponding increase to the provision for off-balance sheet credit exposure (the “Day 2 Provision for Off-balance Sheet Credit Exposure”). Collectively, these are referred to as the “Day 2 Provision for Credit Losses.” The accounting policy for loans and off-balance sheet credit exposure acquired in a business combination is further discussed in Note 1—Significant Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements included in our 2023 Form 10-K.

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,103	$153	$444	$1,700	$968	$173	$496	$1,637
Provision (benefit) for loan and lease losses	78	—	45	123	166	(10)	56	212
Charge-offs	(116)	(8)	(53)	(177)	(83)	(7)	(109)	(199)
Recoveries	11	5	16	32	13	4	6	23
Balance at end of period	$1,076	$150	$452	$1,678	$1,064	$160	$449	$1,673

The moderate decrease in the ALLL at September 30, 2024 compared to June 30, 2024 was primarily due to changes in credit quality and lower loan balances, partially offset by changes in the macroeconomic forecast, higher specific reserves, and the estimate related to Hurricane Helene.

dollars in millions	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	14	3	203	220
Day 2 Provision for Loan and Lease Losses	—	—	—	—	39	43	380	462
Provision (benefit) for loan and lease losses	203	(5)	113	311	396	(9)	65	452
Total provision (benefit) for loan and lease losses	203	(5)	113	311	435	34	445	914
Charge-offs	(287)	(21)	(156)	(464)	(207)	(21)	(209)	(437)
Recoveries	34	10	40	84	33	11	10	54
Balance at end of period	$1,076	$150	$452	$1,678	$1,064	$160	$449	$1,673

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Day 2 Provision for Loan and Lease Losses	$—	$—	$—	$462
Provision for loan and lease losses	123	212	311	452
Total provision for loan and lease losses	123	212	311	914
Day 2 Provision for Off-balance Sheet Credit Exposure	—	—	—	254
Benefit from off-balance sheet credit exposure	(6)	(17)	(35)	(42)
Total (benefit) provision for off-balance sheet credit exposure	(6)	(17)	(35)	212
(Benefit) provision for investment securities available for sale credit losses	—	(3)	—	—
Provision for credit losses	$117	$192	$276	$1,126

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	September 30, 2024	December 31, 2023
Lease assets:
Operating lease ROU assets	Other assets	$331	$354
Finance leases	Premises and equipment	7	9
Total lease assets		$338	$363
Lease liabilities:
Operating leases	Other liabilities	$373	$396
Finance leases	Other borrowings	8	9
Total lease liabilities		$381	$405
Weighted-average remaining lease terms:
Operating leases		7.5 years	8.1 years
Finance leases		16.5 years	15.4 years
Weighted-average discount rate:
Operating leases		2.80%	2.70%
Finance leases		3.63	3.52

As of September 30, 2024, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating lease cost	Occupancy expense	$19	$18	$56	$46
Finance lease ROU asset amortization	Equipment expense	—	1	1	1
Variable lease cost (1)	Occupancy expense	7	8	22	16
Sublease income	Occupancy expense	(1)	(1)	(4)	(2)
Net lease cost (1)		$25	$26	$75	$61
(1) Includes short-term lease cost, which is not material.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57	$45
Financing cash flows from finance leases	1	2
ROU assets obtained in exchange for new operating lease liabilities	26	69
ROU assets obtained in exchange for new finance lease liabilities	—	4

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income – Operating leases	$236	$229	$714	$664
Variable lease income – Operating leases (1)	26	19	62	55
Rental income on operating leases	262	248	776	719
Interest income – Sales type and direct financing leases	44	43	131	127
Variable lease income included in Other noninterest income (2)	15	15	46	44
Interest income – Leveraged leases	1	2	3	11
Total lease income	$322	$308	$956	$901
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at September 30, 2024 and December 31, 2023. There was no goodwill impairment during the nine months ended September 30, 2024 or 2023.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles during the nine months ended September 30, 2024:

Core Deposit Intangibles

dollars in millions	Nine Months Ended September 30, 2024
Balance at beginning of period, net of accumulated amortization	$312
Less: amortization for the period	47
Balance at end of period, net of accumulated amortization	$265

The following table summarizes the accumulated amortization balance for core deposit intangibles at September 30, 2024 and December 31, 2023:

Core Deposit Intangible Accumulated Amortization

dollars in millions	September 30, 2024	December 31, 2023
Gross balance	$501	$501
Less: accumulated amortization	236	189
Balance, net of accumulated amortization	$265	$312

The following table summarizes the expected amortization expense as of September 30, 2024 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2024	$16
2025	54
2026	46
2027	39
2028	34
2029	30
Thereafter	46
Balance, net of accumulated amortization	$265

NOTE 8 — VARIABLE INTEREST ENTITIES

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At September 30, 2024 and December 31, 2023, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value

dollars in millions	September 30, 2024	December 31, 2023
Affordable housing tax credit investments	$2,066	$1,887
Other tax credit equity investments	2	3
Total tax credit equity investments	$2,068	$1,890
Other unconsolidated investments	149	162
Total assets (maximum loss exposure) (1)	$2,217	$2,052
Liabilities for commitments to tax credit investments (2)	$1,033	$947
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act of 1977 (“CRA”) requirements and obtaining tax credits. These investments are accounted for using PAM and provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. Under PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized on the Consolidated Statements of Income as a component of income tax expense.

The table below summarizes the amortization of our affordable housing tax credit investments and the related tax credits and other tax benefits that are recognized in income tax expense on the Consolidated Statements of Income.

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of affordable housing tax credit investments (1)	$58	$44	$176	$111
Tax credits from affordable housing tax credit investments	(58)	(46)	(173)	(79)
Other tax benefits from affordable housing tax credit investments	(8)	(7)	(29)	(45)
Net income tax benefit from affordable housing tax credit investments (2)	$(8)	$(9)	$(26)	$(13)
(1) Amortization is included in depreciation, amortization, and accretion, net as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.
(2) Net income tax benefit impact is included in net income in cash flows from operating activities on the Consolidated Statements of Cash Flows. Changes in income taxes payable are reported in the net change in other liabilities as an adjustment to reconcile net income to net cash provided by operating activities.

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets:

Other Assets

dollars in millions	September 30, 2024	December 31, 2023
Affordable housing tax credit and other unconsolidated investments (1)	$2,217	$2,052
Accrued interest receivable	904	832
Fair value of derivative financial instruments	553	640
Pension assets	482	474
Right of use assets for operating leases, net	331	354
Income tax receivable	342	209
Counterparty receivables	133	114
Bank-owned life insurance	107	105
Nonmarketable equity securities	127	103
Other real estate owned	53	58
Mortgage servicing rights	27	25
Federal Home Loan Bank stock	19	20
Other	796	871
Total other assets	$6,091	$5,857
(1)    Refer to Note 8—Variable Interest Entities for additional information.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types:

Deposit Types

dollars in millions	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$39,396	$39,799
Checking with interest	23,216	23,754
Money market	34,567	30,611
Savings	40,266	35,258
Time	14,129	16,432
Total deposits	$151,574	$145,854

At September 30, 2024, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended September 30,
2025	$13,400
2026	641
2027	47
2028	20
2029	21
Thereafter	—
Total time deposits	$14,129

Time deposits with a denomination of $250,000 or more were $3.84 billion and $4.16 billion at September 30, 2024 and December 31, 2023, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $391 million and $485 million at September 30, 2024 and December 31, 2023, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $451 million and $502 million at September 30, 2024 and December 31, 2023, respectively.

Long-term Borrowings
Long-term borrowings at September 30, 2024 and December 31, 2023 include:

Long-term Borrowings

dollars in millions	Maturity	September 30, 2024	December 31, 2023
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$351	$350
Junior subordinated debentures (FCB/SC Capital Trust II)(1)	June 2034	—	20
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025(3)	—	316
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	403	404
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures (SCB Capital Trust I)(1)	April 2034	—	10
Secured:
Purchase Money Note to FDIC fixed at 3.50% (2)	March 2028	35,991	36,072
Capital lease obligations	Maturities through May 2057	8	9
Unamortized purchase accounting adjustments		(134)	(163)
Total long-term borrowings		$36,770	$37,169
(1)    The borrowings were called during the first quarter of 2024, resulting in a $2 million loss on extinguishment of debt for the nine months ended September 30, 2024.
(2) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases.
(3) Included a callable feature one year prior to maturity and the debt was redeemed in September 2024.

Pledged Assets
Refer to the “Loans Pledged” section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives designated as hedging instruments include interest rate swap contracts utilized to manage our interest rate exposure for items on our Consolidated Balance Sheets. This includes floating-rate loan portfolio cash flow hedges and fair value hedges of our fixed-rate borrowings and deposits.

Our derivatives not designated as hedging instruments mainly include interest rate and foreign exchange contracts that our customers utilized for their risk management needs. We typically manage our exposure to these customer derivatives by entering into offsetting or “back-to-back” interest rate and foreign exchange contracts with third-party dealers.

Derivative instruments that are cleared through certain central counterparty clearing houses are settled-to-market and reported net of collateral positions.

For further information on accounting for derivatives and hedging, refer to Note 1—Significant Accounting Policies and Basis of Presentation of this Form 10-Q and our 2023 Form 10-K.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	September 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$334	$—	$—	$—	$—	$—
Interest rate contracts hedging long-term borrowings	750	—	—	815	—	—
Total fair value hedges (1) (4)	1,084	—	—	815	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (4)	2,500	—	—	—	—	—
Total derivatives designated as hedging instruments	$3,584	$—	$—	$815	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$25,538	$446	$(415)	$24,548	$530	$(518)
Foreign exchange contracts (2)	8,198	93	(91)	9,142	104	(117)
Other contracts (3)	1,308	14	(1)	983	6	(1)
Total derivatives not designated as hedging instruments	$35,044	$553	$(507)	$34,673	$640	$(636)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$553	$(507)		$640	$(636)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		553	(507)		640	(636)
Less: amounts subject to master netting agreements (5)		(114)	114		(97)	97
Less: cash collateral pledged (received) subject to master netting agreements (6)		(234)	46		(405)	39
Total net derivative fair value		$205	$(347)		$138	$(500)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $660 million and $0 million, respectively, as of September 30, 2024, and $179 million and $0 million, respectively, as of December 31, 2023.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $70 million and $47 million, respectively, at September 30, 2024, which includes $24 million and $0 million relating to qualifying hedges, respectively. Gross amounts of recognized assets and liabilities were lowered by $66 million and $37 million, respectively, at December 31, 2023, which includes $4 million and $0 million, respectively, relating to qualifying hedges.
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Interest Expense	2024	2023	2024	2023
Gain on hedging instruments - time deposits	Deposits	$2	$—	$1	$—
Gain (loss) on hedging instruments - borrowings	Borrowings	4	—	(2)	—
Loss on hedged item - time deposits	Deposits	(3)	—	(2)	—
Loss on hedged item - borrowings	Borrowings	(5)	—	—	—
Net loss on fair value hedges	Total interest expense	$(2)	$—	$(3)	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
September 30, 2024
Long-term borrowings	$801	$4	$—
Deposits	336	2	—
December 31, 2023
Long-term borrowings	879	5	—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from AOCI to earnings for the three and nine months ended September 30, 2024:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other comprehensive income on cash flow hedge derivatives before reclassifications	$14	$—	$17	$—
Amounts reclassified from AOCI to earnings	2	—	2	—
Other comprehensive income on cash flow hedge derivatives	$16	$—	$19	$—

Decrease in interest income on loans due to amounts reclassified from AOCI to earnings	$(2)	$—	$(2)	$—

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	September 30, 2024	December 31, 2023
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$14	$—
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$14	$—
Maximum number of months over which forecasted cash flows are hedged	13	—
(1) Reclassified amounts could differ from amounts actually recognized due to items such as changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Amounts Recognized	2024	2023	2024	2023
Interest rate contracts	Other noninterest income	$(5)	$8	$6	$37
Foreign currency forward contracts	Other noninterest income	(20)	11	3	10
Other contracts	Other noninterest income	2	1	1	1
Total non-qualifying hedges - income statement impact		$(23)	$20	$10	$48

Refer to Note 14—Fair Value for further information on derivatives.

NOTE 13 — OTHER LIABILITIES

The following table includes the components of other liabilities:

Other Liabilities

dollars in millions	September 30, 2024	December 31, 2023
Deferred taxes (1)	$3,561	$3,579
Commitments to fund tax credit investments	1,033	947
Incentive plan liabilities	570	689
Fair value of derivative financial instruments	507	636
Accrued expenses and accounts payable	265	351
Lease liabilities	373	396
Reserve for off-balance sheet credit exposure	281	316
Accrued interest payable	149	137
Other	1,015	855
Total other liabilities	$7,754	$7,906
(1) Primarily includes deferred taxes associated with the SVBB Acquisition. Refer to Note 2—Business Combinations for additional information.

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$11,817	$—	$11,817	$—
Government agency	85	—	85	—
Residential mortgage-backed securities	13,016	—	13,016	—
Commercial mortgage-backed securities	2,778	—	2,778	—
Corporate bonds	477	—	313	164
Municipal bonds	17	—	17	—
Total investment securities available for sale	$28,190	$—	$28,026	$164
Marketable equity securities	82	31	51	—
Loans held for sale	41	—	41	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$446	$—	$445	$1
Foreign exchange contracts — non-qualifying hedges	93	—	93	—
Other derivative contracts — non-qualifying hedges	14	—	—	14
Total non-qualifying hedge assets	$553	$—	$538	$15
Total derivative assets	$553	$—	$538	$15
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$415	$—	$415	$—
Foreign exchange contracts — non-qualifying hedges	91	—	91	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$507	$—	$506	$1
Total derivative liabilities	$507	$—	$506	$1

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,508	$—	$10,508	$—
Government agency	117	—	117	—
Residential mortgage-backed securities	6,686	—	6,686	—
Commercial mortgage-backed securities	2,131	—	2,131	—
Corporate bonds	482	—	325	157
Municipal bonds	12	—	12	—
Total investment securities available for sale	$19,936	$—	$19,779	$157
Marketable equity securities	84	36	48	—
Loans held for sale	38	—	38	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$530	$—	$529	$1
Foreign exchange contracts — non-qualifying hedges	104	—	104	—
Other derivative contracts — non-qualifying hedges	6	—	—	6
Total non-qualifying hedge assets	$640	$—	$633	$7
Total derivative assets	$640	$—	$633	$7
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$518	$—	$518	$—
Foreign exchange contracts — non-qualifying hedges	117	—	117	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1
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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. Refer to Note 12—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	September 30, 2024	December 31, 2023
Assets
Corporate bonds	$164	$157	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$15	$7	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$157	$7	$1	$174	$—	$—
Purchases	—	7	—	—	—	—
Changes in fair value included in earnings	(1)	1	—	—	5	—
Changes in fair value included in comprehensive income	8	—	—	(13)	—	—
Transfers in	—	—	—	—	—	1
Transfers out	—	—	—	—	—	—
Maturity and settlements	—	—	—	(9)	—	—
Ending balance	$164	$15	$1	$152	$5	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value as of September 30, 2024 and December 31, 2023:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	September 30, 2024			December 31, 2023
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$41	$40	$1	$38	$37	$1

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of mortgage income were insignificant for the three and nine months ended September 30, 2024 and 2023. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2024 or December 31, 2023.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2024
Assets held for sale - loans	$3	$—	$—	$3	$(4)
Loans - collateral dependent loans	314	—	—	314	(114)
Other real estate owned	13	—	—	13	5
Total	$331	$—	$—	$331	$(113)
December 31, 2023
Assets held for sale - loans	$12	$—	$—	$12	$(4)
Loans - collateral dependent loans	265	—	—	265	(131)
Other real estate owned	16	—	—	16	4
Total	$293	$—	$—	$293	$(131)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2024 and December 31, 2023, the weighted average discount applied was 9.41% and 8.59%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	September 30, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$862	$862	$—	$—	$862
Interest-earning deposits at banks	25,640	25,640	—	—	25,640
Securities purchased under agreements to resell	455	—	455	—	455
Investment in marketable equity securities	82	31	51	—	82
Investment securities available for sale	28,190	—	28,026	164	28,190
Investment securities held to maturity	10,391	—	9,168	—	9,168
Loans held for sale	65	—	41	24	65
Net loans	135,036	—	1,450	133,464	134,914
Accrued interest receivable	904	—	904	—	904
Federal Home Loan Bank stock	19	—	19	—	19
Mortgage servicing rights	27	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	553	—	538	15	553
Financial Liabilities
Deposits with no stated maturity	137,445	—	137,445	—	137,445
Time deposits	14,129	—	14,128	—	14,128
Credit balances of factoring clients	1,250	—	—	1,250	1,250
Securities sold under customer repurchase agreements	391	—	391	—	391
Long-term borrowings	36,762	—	36,765	—	36,765
Accrued interest payable	149	—	149	—	149
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	507	—	506	1	507

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$908	$908	$—	$—	$908
Interest-earning deposits at banks	33,609	33,609	—	—	33,609
Securities purchased under agreements to resell	473	—	473	—	473
Investment in marketable equity securities	84	36	48	—	84
Investment securities available for sale	19,936	—	19,779	157	19,936
Investment securities held to maturity	9,979	—	8,503	—	8,503
Loans held for sale	73	—	38	35	73
Net loans	129,545	—	1,479	125,217	126,696
Accrued interest receivable	832	—	832	—	832
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	640	—	633	7	640
Financial Liabilities
Deposits with no stated maturity	129,427	—	129,427	—	129,427
Time deposits	16,427	—	16,416	—	16,416
Credit balances of factoring clients	1,089	—	—	1,089	1,089
Securities sold under customer repurchase agreements	485	—	485	—	485
Long-term borrowings	37,160	—	36,816	—	36,816
Accrued interest payable	137	—	137	—	137
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature. The balances at September 30, 2024 and December 31, 2023 included $212 million and $211 million, respectively, as a required minimum deposit under the Advance Facility Agreement.

Net loans. The carrying value of net loans is net of the ALLL. Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value, which approximates their fair value, and classified as Level 3.

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

Credit balances of factoring clients. The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the fair value approximated carrying value, and the credit balances are classified as Level 3.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2024 and December 31, 2023. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest-earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	September 30, 2024
	Outstanding
	Class A	Class B
Common stock - June 30, 2024	13,524,550	1,005,185
Shares purchased under authorized repurchase plan	(353,058)	—
Restricted stock units vested, net of shares held to cover taxes	2,531	—
Common stock - September 30, 2024	13,174,023	1,005,185

Common stock - December 31, 2023	13,514,933	1,005,185
Shares purchased under authorized repurchase plan	(353,058)	—
Restricted stock units vested, net of shares held to cover taxes	12,148	—
Common stock - September 30, 2024	13,174,023	1,005,185

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

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI as of September 30, 2024 and December 31, 2023:

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	September 30, 2024			December 31, 2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(312)	$60	$(252)	$(752)	$175	$(577)
Unrealized loss on securities available for sale transferred to held to maturity	(6)	2	(4)	(7)	2	(5)
Defined benefit pension items	112	(29)	83	122	(31)	91
Unrealized gain on cash flow hedge derivatives	19	(5)	14	—	—	—
Total accumulated other comprehensive loss	$(187)	$28	$(159)	$(637)	$146	$(491)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
AOCI activity before reclassifications	325	—	(8)	12	329
Amounts reclassified from AOCI to earnings	—	1	—	2	3
Other comprehensive income (loss) for the period	325	1	(8)	14	332
Balance as of September 30, 2024	$(252)	$(4)	$83	$14	$(159)

Balance as of December 31, 2022	$(739)	$(6)	$10	$—	$(735)
AOCI activity before reclassifications	(169)	—	4	—	(165)
Amounts reclassified from AOCI to earnings	19	1	—	—	20
Other comprehensive (loss) income for the period	(150)	1	4	—	(145)
Balance as of September 30, 2023	$(889)	$(5)	$14	$—	$(880)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended September 30,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$594	$(156)	$438	$(155)	$40	$(115)
Amounts reclassified from AOCI to earnings	—	—	—	9	(2)	7	$12 realized loss on sales of investment securities available for sale, net; $(3) provision for credit losses
Other comprehensive income (loss) on securities available for sale	$594	$(156)	$438	$(146)	$38	$(108)

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$—	$1	$—	$—	$—	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$—	$—	$—

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$14	$(4)	$10	$—	$—	$—
Amounts reclassified from AOCI to earnings	2	—	2	—	—	—	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$16	$(4)	$12	$—	$—	$—
Total other comprehensive income (loss)	$611	$(160)	$451	$(146)	$38	$(108)

dollars in millions	Nine Months Ended September 30,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$440	$(115)	$325	$(229)	$60	$(169)
Amounts reclassified from AOCI to earnings	—	—	—	26	(7)	19	Realized loss on sale of investment securities, net
Other comprehensive income (loss) on securities available for sale	$440	$(115)	$325	$(203)	$53	$(150)

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$—	$1	$1	$—	$1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$1	$—	$1

Defined benefit pension items:
Other comprehensive (loss) income for defined benefit pension items	$(10)	$2	$(8)	$5	$(1)	$4

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$17	$(5)	$12	$—	$—	$—
Amounts reclassified from AOCI to earnings	2	—	2	—	—	—	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$19	$(5)	$14	$—	$—	$—
Total other comprehensive income (loss)	$450	$(118)	$332	$(197)	$52	$(145)

NOTE 17 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$639	$752	$2,077	$10,952
Preferred stock dividends	15	15	46	44
Net income available to common stockholders	$624	$737	$2,031	$10,908
Weighted average common shares outstanding
Basic shares outstanding	14,375,974	14,528,310	14,480,874	14,527,718
Stock-based awards	—	10,823	1,045	11,665
Diluted shares outstanding	14,375,974	14,539,133	14,481,919	14,539,383
Earnings per common share
Basic	$43.42	$50.71	$140.27	$750.79
Diluted	$43.42	$50.67	$140.26	$750.19

NOTE 18 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 26.8% and 24.6% for the three months ended September 30, 2024 and 2023, respectively, and 27.3% and 3.6% for the nine months ended September 30, 2024 and 2023, respectively. The increase in effective tax rate for the three months ended September 30, 2024 compared to 2023 was primarily due to the release of state valuation allowances in the prior year period. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to 2023 was primarily due to the effects of the non-taxable nature of the gain on acquisition relating to the SVBB Acquisition in the prior year period.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$2	$2	$7	$7
Interest cost	15	15	45	45
Expected return on assets	(23)	(21)	(69)	(64)
Net periodic benefit	$(6)	$(4)	$(17)	$(12)

NOTE 20 — BUSINESS SEGMENT INFORMATION

BancShares made changes to its segment reporting during the first quarter of 2024, as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes.

BancShares’ segments at September 30, 2024 include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. The segment descriptions below reflect the segment reporting changes made during the first quarter of 2024.

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

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of salaries and benefits expense; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, Day 2 Provision for Credit Losses and discount accretion income for certain acquired loans.

Segment Results and Select Period End Balances

The following table presents the condensed income statements by segment:

dollars in millions	Three Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$768	$274	$583	$(48)	$219	$1,796
Provision for credit losses	38	29	50	—	—	117
Net interest income (expense) after provision for credit losses	730	245	533	(48)	219	1,679
Noninterest income	149	133	139	207	22	650
Noninterest expense	517	227	393	130	189	1,456
Income before income taxes	362	151	279	29	52	873
Income tax expense	99	41	75	8	11	234
Net income	$263	$110	$204	$21	$41	$639
Select Period End Balances
Loans and leases	$66,092	$32,689	$39,852	$62	$—	$138,695
Operating lease equipment, net	—	767	—	8,419	—	9,186
Deposits	72,169	2,754	35,945	14	40,692	151,574

	Three Months Ended September 30, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$681	$249	$537	$(40)	$563	$1,990
Provision (benefit) for credit losses	24	132	39	—	(3)	192
Net interest income (expense) after provision for credit losses	657	117	498	(40)	566	1,798
Noninterest income	135	139	141	194	6	615
Noninterest expense	482	205	413	116	200	1,416
Income before income taxes	310	51	226	38	372	997
Income tax expense	85	14	61	10	75	245
Net income	$225	$37	$165	$28	$297	$752
Select Period End Balances
Loans and leases	$61,035	$30,220	$41,906	$41	$—	$133,202
Operating lease equipment, net	—	739	—	7,922	—	8,661
Deposits	69,108	3,370	36,236	12	37,507	146,233

dollars in millions	Nine Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$2,197	$823	$1,706	$(136)	$844	$5,434
Provision for credit losses	121	65	90	—	—	276
Net interest income (expense) after provision for credit losses	2,076	758	1,616	(136)	844	5,158
Noninterest income	446	400	415	612	43	1,916
Noninterest expense	1,534	676	1,164	374	470	4,218
Income before income taxes	988	482	867	102	417	2,856
Income tax expense	270	127	235	27	120	779
Net income	$718	$355	$632	$75	$297	$2,077

	Nine Months Ended September 30, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,889	$744	$1,128	$(101)	$1,141	$4,801
Provision for credit losses	40	353	17	—	716	1,126
Net interest income (expense) after provision for credit losses	1,849	391	1,111	(101)	425	3,675
Noninterest income	388	420	295	549	9,880	11,532
Noninterest expense	1,349	615	900	357	622	3,843
Income before income taxes	888	196	506	91	9,683	11,364
Income tax expense (benefit)	222	55	136	23	(24)	412
Net income	$666	$141	$370	$68	$9,707	$10,952

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	September 30, 2024	December 31, 2023
Financing Commitments
Financing assets (excluding leases)	$56,147	$57,567
Letters of Credit
Standby letters of credit	2,261	2,412
Other letters of credit	108	103
Deferred Purchase Agreements	1,902	2,076
Purchase and Funding Commitments (1)	372	685
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2024 and 2023, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $76 million and $66 million at September 30, 2024 and December 31, 2023, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $177 million and $143 million at September 30, 2024 and December 31, 2023, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.86 billion and $1.92 billion of DPA exposures at September 30, 2024 and December 31, 2023, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $45 million and $161 million available under DPA credit line agreements provided at September 30, 2024 and December 31, 2023, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2024. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Management uses certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in its analysis of the financial condition and results of operations of BancShares. Refer to the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

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

Recent Events

Share Repurchase Program
On July 25, 2024, BancShares announced that its Board of Directors (the “Board”) authorized a share repurchase program, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through 2025. During the third quarter of 2024, we repurchased approximately $700 million of our Class A common stock. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchase activity during the current quarter and through October 31, 2024.

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

Hurricanes Helene and Milton
On September 26, 2024, Hurricane Helene (“Helene”) made landfall in the Big Bend area of the Florida Gulf Coast as a Category 4 hurricane. Helene's most significant impacts were across the southern Appalachians, where widespread and severe flooding occurred. On October 9, 2024, Hurricane Milton made landfall in the central west coast of Florida and caused extensive damage and flooding across the Florida peninsula. The operations of our branches and offices were not significantly affected. At September 30, 2024, we estimated a $20 million loan loss reserve related to Helene, which will continue to be assessed as further information becomes available.

Segment Updates
We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes. BancShares’ segments include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for the segment descriptions and the section entitled “Results by Business Segment” in this MD&A.

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

The SVBB Acquisition is further discussed in Note 2—Business Combinations.

Recent Economic, Industry and Regulatory Developments

During its September 2024 meeting, the FRB’s Federal Open Market Committee (“FOMC”) reduced the benchmark federal funds rate to a range between 4.75% - 5.00%. In its statement, the FOMC said it gained greater confidence that inflation is moving sustainably toward 2 percent, and therefore lowered the target range for the federal funds rate by 0.50%. The FOMC followed this with a further 0.25% reduction at its November 2024 meeting to reduce the benchmark federal funds rate to a range between 4.50% - 4.75%.

During 2023, the FDIC finalized a notice of proposed rulemaking (“NPR”) covering an industry-wide special assessment to recover losses associated with protecting uninsured depositors following the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank. We accrued a FDIC insurance special assessment charge of $64 million in 2023 that is payable in eight quarterly installments beginning in 2024. In 2024, the FDIC revised its loss estimate, indicating higher losses than originally estimated to the deposit insurance fund. As a result, we accrued an additional FDIC insurance special assessment charge of approximately $11 million in 2024. The additional FDIC insurance special assessment charge will be paid in two quarterly installments beginning in 2026. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any adjustments to estimated losses or amendments to uninsured deposits.

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

On June 20, 2024, the FDIC adopted a final rule to amend its Covered Insured Depository Institution rule (“CIDI Rule”). The CIDI Rule requires depository institutions insured by the FDIC with $50 billion or more in total consolidated assets to periodically submit resolution plans that will enable the FDIC as receiver to resolve the bank in the event of its insolvency under the Federal Deposit Insurance Act. As a covered insured depository institution in group A under the CIDI Rule, we will be required to, among other things, submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to potential FDIC enforcement action. While the final rule became effective beginning October 1, 2024, our first submission under the new regulatory reporting requirements will not be due until 2025.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended September 30, 2024 (the “current quarter”), the three months ended June 30, 2024 (the “linked quarter”), the three months ended September 30, 2023 (the “prior year quarter”), the nine months ended September 30, 2024 (“current YTD”), and the nine months ended September 30, 2023 (“prior YTD”). The operations acquired in the SVBB Acquisition (the “acquired SVBB operations”) were included in our results of operations for the current YTD, but only from the SVBB Acquisition Date through September 30, 2023 (the “partial prior YTD”). Many year-to-date comparisons in this MD&A highlight the impact of including the acquired SVBB operations for the current YTD and the partial prior YTD.

In accordance with Item 303(c) of Regulation S-K, we focus on changes compared to the linked quarter and year-to-date periods for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information.

We primarily focus the discussion of our financial position by comparing balances as of September 30, 2024 to December 31, 2023, but the tables also provide the linked quarter balances.

The following table summarizes BancShares’ results:

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Results of Operations:
Interest income	$3,138	$3,130	$3,110	$9,352	$7,274
Interest expense	1,342	1,309	1,120	3,918	2,473
Net interest income	1,796	1,821	1,990	5,434	4,801
Provision for credit losses	117	95	192	276	1,126
Net interest income after provision for credit losses	1,679	1,726	1,798	5,158	3,675
Noninterest income	650	639	615	1,916	11,532
Noninterest expense	1,456	1,386	1,416	4,218	3,843
Income before income taxes	873	979	997	2,856	11,364
Income tax expense	234	272	245	779	412
Net income	639	707	752	2,077	10,952
Preferred stock dividends	15	16	15	46	44
Net income available to common stockholders	$624	$691	$737	$2,031	$10,908

Per Common Share Information:
Weighted average common shares outstanding (diluted)	14,375,974	14,534,499	14,539,133	14,481,919	14,539,383
Diluted earnings per common share	$43.42	$47.54	$50.67	$140.26	$750.19

Key Performance Metrics:
Return on average assets	1.15%	1.30%	1.41%	1.27%	7.81%
Net interest margin (1)	3.53	3.64	4.07	3.62	3.95
Net interest margin, excluding purchase accounting accretion (1)(3)	3.33	3.36	3.52	3.35	3.50

Select Average Balances:
Investment securities	$38,189	$36,445	$24,388	$35,769	$21,222
Total loans and leases (2)	139,115	137,514	133,248	136,804	114,496
Operating lease equipment, net	9,028	8,888	8,617	8,908	8,421
Total assets	220,466	218,891	211,994	218,487	187,429
Total deposits	151,472	150,246	144,043	149,817	125,290
Total stockholders’ equity	22,851	22,052	20,116	22,197	17,002

Select Ending Balances:
Investment securities	$38,663	$37,666	$26,818
Total loans and leases	138,695	139,341	133,202
Operating lease equipment, net	9,186	8,945	8,661
Total assets	220,567	219,827	213,765
Total deposits	151,574	151,079	146,233
Total stockholders’ equity	22,828	22,487	20,389
Loan to deposit ratio	91.50%	92.23%	91.09%
Noninterest-bearing deposits to total deposits	25.99	26.49	29.50

Capital Ratios:
Common equity Tier 1	13.24%	13.33%	13.24%
Tier 1 risk-based capital	13.78	13.87	13.83
Total risk-based capital	15.36	15.45	15.64
Tier 1 leverage	10.17	10.29	9.73

Asset Quality:
Ratio of nonaccrual loans to total loans	0.90%	0.82%	0.68%
Allowance for loan and lease losses to loans ratio	1.21	1.22	1.26
Net charge off ratio	0.42	0.38	0.53	0.37	0.45
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.
(3) Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “NIM, Excluding PAA” item in the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” section of this MD&A.

Third Quarter Income Statement Highlights
•Net income for the current quarter was $639 million, a decrease of $68 million or 10% from $707 million for the linked quarter. Net income available to common stockholders for the current quarter was $624 million, a decrease of $67 million or 10% from $691 million for the linked quarter. Earnings per diluted common share for the current quarter was $43.42, a decrease from $47.54 for the linked quarter.
◦As further discussed below, the decreases were mainly due to higher noninterest expense. Other changes in net income included lower net interest income (“NII”) and higher provision for credit losses, which were partially offset by higher noninterest income.
•Select items in the current quarter and linked quarter included acquisition-related expenses of $46 million and $44 million, respectively.
•Return on average assets for the current quarter was 1.15% compared to 1.30% for the linked quarter.
•NII for the current quarter was $1.80 billion, a decrease of $25 million compared to the linked quarter as the $33 million increase in interest expense was partially offset by an $8 million increase in interest income. The $33 million increase in interest expense was mostly related to growth in the average balance of interest-bearing deposits. The $8 million increase in interest income was mainly due to the higher average loan balance, partially offset by lower loan accretion income. NII excluding PAA for the current quarter was $1.70 billion, an increase from $1.68 billion for the linked quarter. Refer to the “NIM, Excluding PAA” item in the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•NIM for the current quarter was 3.53%, a decrease of 11 basis points (“bps”) from 3.64% for the linked quarter, primarily related to lower PAA and the items discussed above for NII. NIM, excluding PAA, was 3.33% compared to 3.36% in the linked quarter. Refer to the “NIM, Excluding PAA” item in the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•Provision for credit losses was $117 million in the current quarter compared to $95 million in the linked quarter. The increase of $22 million was the result of a $28 million increase in the provision for loan and lease losses, partially offset by a $6 million increase in the benefit for off-balance sheet credit exposure. The higher provision for loan and lease losses is mainly attributable to an estimate of $20 million related to Helene, as well as increases in net charge-offs and specific reserves, partially offset by changes in credit quality and lower loan balances.
•Noninterest income for the current quarter was $650 million, an increase of $11 million or 2% from $639 million for the linked quarter. The increase in noninterest income included an $11 million improvement from the linked quarter for fair value adjustments on marketable equity securities, a $4 million increase in fees income and other service charges, mainly due to higher capital market fees, and a realized $4 million gain on sale of marketable equity securities. The remaining change included an $18 million decline in other noninterest income, mainly attributable to fair value changes in customer derivative positions and other nonmarketable investments, and an increase of $10 million spread among the remaining noninterest income items.
•Noninterest expense for the current quarter was $1.46 billion, an increase of $70 million or 5% from $1.39 billion for the linked quarter, primarily attributable to increases of $43 million in salaries and benefits and $18 million in professional fees. The remaining increases were spread among various noninterest expense line items.

Year-to-Date Income Statement Highlights
•Net income for the current YTD was $2.08 billion, a decrease of $8.88 billion or 81% from $10.95 billion for the prior YTD. Net income available to common stockholders for the current YTD was $2.03 billion, a decrease of $8.88 billion from $10.91 billion for the prior YTD. Earnings per diluted common share for the current YTD was $140.26, a decrease from $750.19 for the prior YTD.
◦The decreases were mostly related to the SVBB Acquisition. Noninterest income was lower for the current YTD as the prior YTD included the $9.89 billion gain on acquisition. This was partially offset by a lower provision for credit losses for the current YTD as the prior YTD included the provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and the unfunded commitments acquired in the SVBB Acquisition (collectively, the “Day 2 Provision for Credit Losses”).
◦As further discussed below, other changes in net income included higher NII, which was partially offset by higher noninterest expenses. Additionally, the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.

•The current YTD included the following select items:
◦Acquisition-related expenses of $148 million, and
◦Additional FDIC insurance special assessment of $11 million.
•The prior YTD included the following select items:
◦Gain on acquisition of $9.89 billion for the SVBB Acquisition,
◦Day 2 Provision for Credit Losses of $716 million for the SVBB Acquisition,
◦Loss of $12 million, primarily on the sale of municipal bonds acquired in the SVBB Acquisition, and
◦Acquisition-related expenses of $354 million.
•Return on average assets for the current YTD was 1.27% compared to 7.81% for the prior YTD.
•NII for the current YTD was $5.43 billion, an increase of $633 million or 13% from $4.80 billion for the prior YTD. The increase was primarily due to the acquired SVBB operations being included for the current YTD and the partial prior YTD. Additionally, interest income increased in the current YTD due to higher interest income on loans and investment securities, which was partially offset by higher interest expense on interest-bearing deposits and borrowings and lower loan accretion income.
•NIM for the current YTD was 3.62%, a decrease of 33 bps from 3.95% for the prior YTD. The decrease in NIM from higher average balances of interest-bearing deposits and the Purchase Money Note, higher rates paid on deposits, and lower PAA income were partially offset by the NIM impact of higher average balances and yields on loans and investment securities. NIM, excluding PAA, was 3.35% for the current YTD compared to 3.50% for the prior YTD. Refer to the “NIM, Excluding PAA” item in the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
•Provision for credit losses for the current YTD was $276 million, a decrease of $850 million from $1.13 billion for the prior YTD. The decrease was primarily related to the Day 2 Provision for Credit Losses of $716 million in the prior YTD and changes in the macroeconomic forecast, partially offset by the estimated loan loss provision related to Helene.
•Noninterest income for the current YTD was $1.92 billion, a decrease of $9.62 billion from $11.53 billion for the prior YTD. The decrease was mostly due to the gain on acquisition of $9.89 billion in the prior YTD, partially offset by increases in various components of noninterest income, mostly because the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.
•Noninterest expense for the current YTD was $4.22 billion, an increase of $375 million or 10% from $3.84 billion. The increase was mostly due to the acquired SVBB operations being included for the current YTD and the partial prior YTD, including higher salaries and benefits, partially offset by lower acquisition-related expenses.

Balance Sheet Highlights
•Loans and leases at September 30, 2024 were $138.70 billion, an increase of $5.39 billion or 4% from $133.30 billion at December 31, 2023 and a decrease of $646 million or 1% from $139.34 billion at June 30, 2024. Compared to December 31, 2023, there was loan growth in each of our business segments. Loan growth in the General Bank segment was primarily related to business and commercial loans in our Branch Network. Loan growth in the Commercial Bank segment was mainly due to the technology media and telecommunications (“TMT”) and the Healthcare industry verticals. Loan growth in the SVB Commercial segment was concentrated in global fund banking loans.
◦Compared to June 30, 2024, the decrease in the SVB Commercial segment of $2.12 billion was primarily due to declines in global fund banking as repayment levels outpaced draw activity on new lines of credit. The decline in the SVB Commercial segment loans was partially offset by loan growth in the General Bank and Commercial Bank segment loan portfolios discussed above.
•Investment securities at September 30, 2024 were $38.66 billion, an increase of $8.66 billion or 29% from $30.00 billion at December 31, 2023 and an increase of $997 million or 3% from $37.67 billion at June 30, 2024. Compared to December 31, 2023 and June 30, 2024, the increases were primarily due to purchases of short-duration U.S. agency mortgage-backed and U.S. Treasury investment securities.
•Deposits at September 30, 2024 were $151.57 billion, an increase of $5.72 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $495 million or 0.3% from $151.08 billion at June 30, 2024. The increase from December 31, 2023 reflected deposit growth in our Branch Network in the General Bank segment, the Direct Bank in Corporate, and in the SVB Commercial segment. The increase from June 30, 2024 reflected deposit growth in our Branch Network and SVB Commercial segment, partially offset by declines in the Commercial Bank segment and Direct Bank.

•Borrowings at September 30, 2024 were $37.16 billion, a decrease of $493 million from $37.65 billion at December 31, 2023 and a decrease of $297 million from $37.46 billion at June 30, 2024. The decrease from December 31, 2023 was mostly due to the current quarter redemption of our 2.969% senior unsecured borrowings, along with declines in securities sold under customer purchase agreements and the Purchase Money Note. The decrease from June 30, 2024 reflected the unsecured senior borrowings redemption, partially offset by higher securities sold under customer purchase agreements.
•At September 30, 2024, BancShares remained well capitalized with a total risk-based capital ratio of 15.36%, a Tier 1 risk-based capital ratio of 13.78%, a common equity Tier 1 ratio of 13.24% and a Tier 1 leverage ratio of 10.17%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 80% of total funding at September 30, 2024. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of September 30, 2024
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$72,169	$35	36%
Commercial Bank segment	2,754	232	84
SVB Commercial segment	35,945	502	72
Corporate and Rail segment(1)	40,706	56	8
Total	$151,574	53	39
(1) The average size is reflective of the Direct Bank deposits and excludes brokered deposits and rail.

The General Bank segment includes deposits from our Branch Network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate mainly included $39.50 billion in our Direct Bank, with the remaining primarily comprised of brokered deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured percentage is the percentage of uninsured deposits to total deposits at period end for the respective segments and Corporate. At September 30, 2024, total uninsured deposits were approximately $58.59 billion or 39% of total deposits. Uninsured deposits were $54.15 billion or 37% of total deposits at December 31, 2023.

Table 3
Deposit Trends

dollars in millions	Deposit Balance
	September 30, 2024	June 30, 2024	December 31, 2023
General Bank segment	$72,169	$71,479	$68,729
Commercial Bank segment	2,754	2,958	3,228
SVB Commercial segment	35,945	35,891	34,730
Corporate and Rail segment	40,706	40,751	39,167
Total deposits	$151,574	$151,079	$145,854

Aggregate deposits for our General Bank segment and Corporate increased from December 31, 2023, primarily from deposit growth in our Branch Network and Direct Bank, respectively. SVB Commercial segment deposits increased from $34.73 billion at December 31, 2023 to $35.95 billion at September 30, 2024, mainly due to slight improvement in the macroeconomic environment and increases in client acquisitions. Deposit growth in the current quarter was mostly from our Branch Network. Refer to “Deposit Concentrations” in the Deposits section later in this MD&A for additional information on SVB Commercial segment deposits.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At September 30, 2024, we had $58.36 billion in high-quality liquid assets consisting of $24.71 billion in cash and interest-earning deposits at banks (primarily held at the FRB) and $33.65 billion in high-quality liquid securities (“HQLS”). Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $15.80 billion and $5.62 billion, respectively.

In connection with the SVBB Acquisition, FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), providing total advances available through March 27, 2025 of up to $70 billion, subject to limits subsequently described in this MD&A as referenced below. The immediate available capacity of the Advance Facility Agreement was $8.13 billion at September 30, 2024. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At September 30, 2024, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. The duration of our investment securities was approximately 2.8 years at September 30, 2024. The investment securities available for sale portfolio had an average duration of 2.2 years and the held to maturity portfolio had an average duration of 4.5 years. Refer to the “Interest-earning Assets—Investment securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	September 30, 2024
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Cost
Total investment securities available for sale	75.3%	$28,502	$28,190	98.9%
Total investment securities held to maturity	24.5	10,391	9,168	88.2
Investment in marketable equity securities	0.2	70	82	117.1
Total investment securities	100%	$38,963	$37,440
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
All regulatory capital ratios for BancShares and FCB significantly exceed the prompt corrective action well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Interest income and expense and the respective yields and rates includes amortization of premiums, accretion of discounts, and impacts from hedging activities.

The following tables present the average balances, yields on interest-earning assets, rates on interest-bearing liabilities, and changes in NII due to changes in volume and yields or rates. Changes in NII due to changes in (i) volume (average balances of interest-earning assets and interest-bearing liabilities) and (ii) yields or rates are based on the following:
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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Yields/Rates

dollars in millions	Three Months Ended
	September 30, 2024			June 30, 2024			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$137,602	$2,430	7.03%	$135,965	$2,422	7.15%	$38	$(30)	$8
Investment securities	38,189	354	3.70	36,445	327	3.60	16	11	27
Securities purchased under agreements to resell	241	4	5.34	236	3	5.37	1	—	1
Interest-earning deposits at banks	26,167	350	5.33	28,059	378	5.42	(22)	(6)	(28)
Total interest-earning assets (2)	$202,199	$3,138	6.18%	$200,705	$3,130	6.26%	$33	$(25)	$8

Operating lease equipment, net	$9,028			$8,888
Cash and due from banks	717			750
Allowance for loan and lease losses	(1,725)			(1,763)
All other noninterest-earning assets	10,247			10,311
Total assets	$220,466			$218,891

Interest-bearing deposits
Checking with interest	$23,946	$134	2.23%	$24,427	$137	2.26%	$(2)	$(1)	$(3)
Money market	34,127	278	3.24	31,998	250	3.14	19	9	28
Savings	39,944	436	4.34	38,434	415	4.35	22	(1)	21
Time deposits	14,429	156	4.29	16,043	173	4.33	(16)	(1)	(17)
Total interest-bearing deposits	112,446	1,004	3.55	110,902	975	3.54	23	6	29
Borrowings:
Securities sold under customer repurchase agreements	384	—	0.55	380	—	0.46	—	—	—
Short-term borrowings	384	—	0.55	380	—	0.46	—	—	—
Federal Home Loan Bank borrowings	—	—	2.01	—	—	2.00	—	—	—
Senior unsecured borrowings	361	2	2.59	375	3	2.49	(1)	—	(1)
Subordinated debt	900	8	3.34	901	7	3.32	—	1	1
Other borrowings	35,803	328	3.66	35,824	324	3.61	—	4	4
Long-term borrowings	37,064	338	3.64	37,100	334	3.60	(1)	5	4
Total borrowings	37,448	338	3.61	37,480	334	3.56	(1)	5	4
Total interest-bearing liabilities	$149,894	$1,342	3.57%	$148,382	$1,309	3.54%	$22	$11	$33

Noninterest-bearing deposits	$39,026			$39,344
Credit balances of factoring clients	1,195			1,234
Other noninterest-bearing liabilities	7,500			7,879
Stockholders' equity	22,851			22,052
Total liabilities and stockholders’ equity	$220,466			$218,891

Interest rate spread (2)			2.61%			2.72%
Net interest income and net interest margin (2)		$1,796	3.53%		$1,821	3.64%
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM - Current quarter compared to linked quarter
•NII for the current quarter was $1.80 billion, a decrease of $25 million from the linked quarter. This decrease was due to a $33 million increase in interest expense, partially offset by an $8 million increase in interest income.
◦Interest income earned on loans and leases for the current quarter was $2.43 billion, an increase of $8 million from $2.42 billion for the linked quarter. Higher average balances led to an increase of $46 million in loan interest income. This was partially offset by a decrease of $38 million in loan accretion income. Loan accretion income was $107 million in the current quarter compared to $145 million in the linked quarter and is expected to continue trending lower as the acquired loans approach maturity.
◦Interest income earned on investment securities for the current quarter was $358 million, an increase of $28 million or 8% from $330 million for the linked quarter. The increase reflected continued purchases of short duration agency mortgage-backed and U.S. Treasury investment securities available for sale, and to a lesser extent, higher yields on the more recently purchased investment securities.
◦Interest income on interest-earning deposits at banks for the current quarter was $350 million, a decrease of $28 million or 7% from $378 million for the linked quarter. The decrease was mostly due to a lower average balance of interest-earning deposits at banks resulting from the purchases of investment securities described above.
◦Interest expense on interest-bearing deposits for the current quarter was $1.00 billion, an increase of $29 million or 3% from $975 million for the linked quarter. The increase was primarily related to growth in money market deposits in the Branch Network and savings accounts in the Direct Bank, partially offset by a decrease in the average balance of time deposits.
•NIM for the current quarter was 3.53%, a decrease of 11 bps from 3.64% for the linked quarter, primarily related to lower PAA and the items discussed above for NII. NIM, excluding PAA, was 3.33% compared to 3.36% in the linked quarter. Refer to the “NIM, Excluding PAA” item in the “Non-GAAP Financial Measures” section of this MD&A. The impact of the 0.50% reduction in the benchmark federal funds rate by the FOMC during its September meeting was not significant to the current quarter NIM.
•Average interest-earning assets for the current quarter were $202.20 billion, an increase of $1.49 billion or 1% from $200.71 billion for the linked quarter. The increase mainly reflected higher average balances for loans, as the higher average investment securities balance was offset by the decline in average interest-earning deposits at banks. The yield on average interest-earning assets was 6.18%, a decrease of 8 bps from the linked quarter, primarily due to decreases in loan accretion and yield on interest-earning deposits at banks, partially offset by a higher yield on investment securities.
•Average interest-bearing liabilities for the current quarter were $149.89 billion, an increase of $1.51 billion or 1% from $148.38 billion in the linked quarter. The increase reflected higher average interest-bearing deposit balances. The rate paid on average interest-bearing liabilities increased by 3 bps from the linked quarter, primarily due to a higher average rate paid on money market deposits, while average rates paid on other deposit types were down. Although the rate paid on average money market deposits increased compared to the linked quarter, it declined late in the current quarter.

Table 6
Average Balances and Yields/Rates

dollars in millions	Three Months Ended
	September 30, 2024			September 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$137,602	$2,430	7.03%	$131,653	$2,426	7.30%	$101	$(97)	$4
Investment securities	38,189	354	3.70	24,388	177	2.90	119	58	177
Securities purchased under agreements to resell	241	4	5.34	223	3	5.28	1	—	1
Interest-earning deposits at banks	26,167	350	5.33	37,456	504	5.34	(153)	(1)	(154)
Total interest-earning assets (2)	$202,199	$3,138	6.18%	$193,720	$3,110	6.37%	$68	$(40)	$28

Operating lease equipment, net	$9,028			$8,617
Cash and due from banks	717			911
Allowance for loan and lease losses	(1,725)			(1,714)
All other noninterest-earning assets	10,247			10,460
Total assets	$220,466			$211,994

Interest-bearing deposits
Checking with interest	$23,946	$134	2.23%	$24,600	$134	2.15%	$(4)	$4	$—
Money market	34,127	278	3.24	29,684	179	2.40	29	70	99
Savings	39,944	436	4.34	30,185	303	3.99	105	28	133
Time deposits	14,429	156	4.29	16,489	153	3.68	(20)	23	3
Total interest-bearing deposits	112,446	1,004	3.55	100,958	769	3.02	110	125	235
Borrowings:
Securities sold under customer repurchase agreements	384	—	0.55	454	—	0.35	—	—	—
Short-term borrowings	384	—	0.55	454	—	0.35	—	—	—
Federal Home Loan Bank borrowings	—	—	2.01	444	6	5.47	(4)	(2)	(6)
Senior unsecured borrowings	361	2	2.59	382	2	2.46	—	—	—
Subordinated debt	900	8	3.34	1,042	10	3.65	(1)	(1)	(2)
Other borrowings	35,803	328	3.66	35,831	333	3.71	(1)	(4)	(5)
Long-term borrowings	37,064	338	3.64	37,699	351	3.72	(6)	(7)	(13)
Total borrowings	37,448	338	3.61	38,153	351	3.68	(6)	(7)	(13)
Total interest-bearing liabilities	$149,894	$1,342	3.57%	$139,111	$1,120	3.20%	$104	$118	$222

Noninterest-bearing deposits	$39,026			$43,085
Credit balances of factoring clients	1,195			1,209
Other noninterest-bearing liabilities	7,500			8,473
Stockholders' equity	22,851			20,116
Total liabilities and stockholders’ equity	$220,466			$211,994

Interest rate spread (2)			2.61%			3.17%
Net interest income and net interest margin (2)		$1,796	3.53%		$1,990	4.07%
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

Table 7
Average Balances and Yields/Rates

dollars in millions	Nine Months Ended
	September 30, 2024			September 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$135,302	$7,206	7.11%	$113,028	$5,796	6.85%	$1,180	$230	$1,410
Investment securities	35,769	960	3.58	21,222	401	2.52	347	212	559
Securities purchased under agreements to resell	240	10	5.37	139	6	5.12	4	—	4
Interest-earning deposits at banks	29,192	1,176	5.38	27,794	1,071	5.15	55	50	105
Total interest-earning assets (2)	$200,503	$9,352	6.22%	$162,183	$7,274	5.99%	$1,586	$492	$2,078

Operating lease equipment, net	$8,908			$8,421
Cash and due from banks	751			891
Allowance for loan and lease losses	(1,762)			(1,420)
All other noninterest-earning assets	10,087			17,354
Total assets	$218,487			$187,429

Interest-bearing deposits
Checking with interest	$24,112	$401	2.22%	$21,783	$274	1.68%	$32	$95	$127
Money market	32,358	760	3.14	26,686	407	2.04	99	254	353
Savings	38,296	1,242	4.33	23,410	601	3.44	454	187	641
Time deposits	15,712	504	4.28	14,404	350	3.25	34	120	154
Total interest-bearing deposits	110,478	2,907	3.51	86,283	1,632	2.53	619	656	1,275
Borrowings:
Securities sold under customer repurchase agreements	398	1	0.49	455	1	0.32	—	—	—
Short-term FHLB borrowings	—	—	—	145	5	4.79	(5)	—	(5)
Short-term borrowings	398	1	0.49	600	6	1.40	(5)	—	(5)
Federal Home Loan Bank borrowings	—	—	2.00	3,084	120	5.22	(74)	(46)	(120)
Senior unsecured borrowings	371	7	2.53	686	11	2.16	(6)	2	(4)
Subordinated debt	904	23	3.32	1,045	29	3.59	(4)	(2)	(6)
Other borrowings	35,829	980	3.65	24,450	675	3.68	311	(6)	305
Long-term borrowings	37,104	1,010	3.63	29,265	835	3.80	227	(52)	175
Total borrowings	37,502	1,011	3.59	29,865	841	3.75	222	(52)	170
Total interest-bearing liabilities	$147,980	$3,918	3.53%	$116,148	$2,473	2.84%	$841	$604	$1,445

Noninterest-bearing deposits	$39,339			$39,007
Credit balances of factoring clients	1,178			1,129
Other noninterest-bearing liabilities	7,793			14,143
Stockholders' equity	22,197			17,002
Total liabilities and stockholders’ equity	$218,487			$187,429

Interest rate spread (2)			2.69%			3.15%
Net interest income and net interest margin (2)		$5,434	3.62%		$4,801	3.95%
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM - Current YTD compared to Prior YTD
•NII for the current YTD was $5.43 billion, an increase of $633 million or 13% from $4.80 billion for the prior YTD. The increase reflected the acquired SVBB operations being included for the current YTD and the partial prior YTD. Additionally, interest income increased in the current YTD due to higher interest income on loans and investment securities, which was partially offset by higher interest expense on deposits and borrowings and lower loan accretion income.
◦Interest income on loans and leases for the current YTD was $7.21 billion, an increase of $1.41 billion or 24% from $5.80 billion for the prior YTD. The increase largely resulted from earning interest income on the acquired SVBB loans for the current YTD and the partial prior YTD, as well as the benefit from organic loan growth at higher yields and the impact from floating-rate loan resets. Loan accretion income was $415 million in the current YTD and $535 million in the prior YTD, a decrease of $120 million.
◦Interest income on investment securities for the current YTD was $970 million, an increase of $563 million or 138% from $407 million for the prior YTD. The increase was due to purchases of short duration agency mortgage-backed and U.S. Treasury investment securities available for sale, and to a lesser extent, a higher yield on the more recently purchased investment securities.
◦Interest income on interest-earning deposits at banks for the current YTD was $1.18 billion, an increase of $105 million or 10% from $1.07 billion for the prior YTD. The increase was a result of higher yields, as well as a higher average YTD balance as amounts related to the SVBB Acquisition were included for the current YTD and the partial prior YTD. The higher current YTD average balance was partially offset by outflows that funded the purchases of investment securities discussed above.
◦Interest expense on interest-bearing deposits for the current YTD was $2.91 billion, an increase of $1.28 billion or 78% from $1.63 billion for the prior YTD. The increase is largely due to a higher average YTD balance as the interest-bearing deposits related to the SVBB Acquisition were included for the current YTD and the partial prior YTD. Organic interest-bearing deposit growth in our General Bank and SVB Commercial segments, as well as the Direct Bank, and higher rates paid on average interest-bearing deposits also contributed to the increase.
◦Interest expense on borrowings for the current YTD was $1.01 billion, an increase of $170 million or 20% from $841 million for the prior YTD. The increase was mainly the result of interest expense on the Purchase Money Note for the current YTD and the partial prior YTD.
•NIM for the current YTD was 3.62%, a decrease of 33 bps from 3.95% for the prior YTD. The decrease in NIM from higher average balances of interest-bearing deposits and the Purchase Money Note, higher rates paid on deposits, and lower loan accretion income were partially offset by higher average balances and total yields on loans and investment securities. NIM, excluding PAA, was 3.35% for the current YTD compared to 3.50% for the prior YTD. Refer to the “NIM, Excluding PAA” item in the “Non-GAAP Financial Measures” section of this MD&A.
•Average interest-earning assets for the current YTD were $200.50 billion, an increase of $38.32 billion or 24% from $162.18 billion for the prior YTD. The increase was largely due to including the acquired SVBB loans in average interest-earning assets for the current YTD and the partial prior YTD. Organic loan growth and the previously discussed purchases of investment securities also contributed to the increase in average interest-earning assets. The yield on average interest-earning assets was 6.22% in the current YTD, an increase of 23 bps from the prior YTD, primarily due to the higher interest rate environment as yields increased across all interest-earning asset classes.
•Average interest-bearing liabilities for the current YTD were $147.98 billion, an increase of $31.83 billion or 27% from $116.15 billion in the prior YTD. The increase was largely due to including the acquired SVBB interest-bearing deposits and the Purchase Money Note in average interest-bearing liabilities for the current YTD and the partial prior YTD. The rate paid on average interest-bearing liabilities was 3.53%, an increase of 69 bps from the prior YTD, primarily due to a higher rate paid on average interest-bearing deposits, partially offset by the impact of repaying FHLB borrowings in the prior year.

The following table includes the average interest-earning assets by category:

Table 8
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loans and leases	68%	68%	68%	67%	70%
Investment securities	19	18	13	18	13
Interest-earning deposits at banks	13	14	19	15	17
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows the average interest-bearing liability mix:

Table 9
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total interest-bearing deposits	75%	75%	73%	75%	75%
Long-term borrowings	25	25	27	25	25
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

The provision for credit losses for the current quarter was $117 million, an increase of $22 million or 24% from $95 million for the linked quarter. The increase of $22 million was the result of a $28 million increase in the provision for loan and lease losses, partially offset by a $6 million increase in the benefit for off-balance sheet credit exposure. The higher provision for loan and lease losses is mainly attributable to an estimate of $20 million related to Helene, as well as increases in net charge-offs and specific reserves, partially offset by changes in credit quality and lower loan balances.

The provision for credit losses for the current YTD was $276 million, a decrease of $850 million or 76% from $1.13 billion for the prior YTD. The decrease was primarily related to the Day 2 Provision for Credit Losses of $716 million in the prior YTD and changes in the macroeconomic forecast, partially offset by the estimated loan loss provision related to Helene.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” and “—Credit Metrics” in this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 10
Provision for Credit Losses

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Day 2 Provision for Loan and Lease Losses	$—	$—	$—	$—	$462
Provision for loan and lease losses	123	95	212	311	452
Total provision for loan and lease losses	123	95	212	311	914
Day 2 Provision for Off-balance Sheet Credit Exposure	—	—	—	—	254
Benefit for off-balance sheet credit exposure	(6)	—	(17)	(35)	(42)
Total (benefit) provision for off-balance sheet credit exposure	(6)	—	(17)	(35)	212
(Benefit) provision for investment securities available for sale credit losses	—	—	(3)	—	—
Provision for credit losses	$117	$95	$192	$276	$1,126

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

Table 11
Noninterest Income

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rental income on operating lease equipment	$262	$259	$248	$776	$719
Other noninterest income:
Fee income and other service charges	81	77	71	233	188
Client investment fees	55	54	52	159	106
Wealth management services	54	52	49	157	140
International fees	29	30	30	87	63
Service charges on deposit accounts	45	44	44	133	112
Factoring commissions	19	19	21	55	60
Cardholder services, net	42	40	41	122	103
Merchant services, net	12	12	12	36	36
Insurance commissions	14	13	13	42	40
Realized gain (loss) on sale of investment securities, net	4	—	(12)	4	(26)
Fair value adjustment on marketable equity securities, net	9	(2)	(1)	3	(20)
Gain on sale of leasing equipment, net	5	4	10	19	18
Gain on acquisition	—	—	12	—	9,891
Loss on extinguishment of debt	—	—	—	(2)	—
Other noninterest income	19	37	25	92	102
Total other noninterest income	388	380	367	1,140	10,813
Total noninterest income	$650	$639	$615	$1,916	$11,532

Rental Income on Operating Lease Equipment
Rental income on operating lease equipment was $262 million for the current quarter, an increase of $3 million or 1% from $259 million for the linked quarter. Rental income on operating lease equipment was $776 million for the current YTD, an increase of $57 million or 8% from $719 million for the prior YTD. Both current quarter and current YTD periods benefited from growth in operating lease equipment, as well as strong re-pricing and utilization rates in the rail portfolio. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Bank segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities, and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail segment discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current quarter was $388 million, an increase of $8 million from $380 million for the linked quarter. The changes compared to the linked quarter mostly reflect small increases and decreases among the various noninterest income categories, with the main items described below:
•$11 million favorable fair value adjustment on marketable equity securities relative to the linked quarter.
•During the current quarter, we sold marketable equity securities and realized a $4 million gain.
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $4 million, mainly due to higher capital market fees.
•Other noninterest income declined $18 million, mainly attributable to fair value changes in customer derivative positions and other nonmarketable investments.
Other noninterest income for the current YTD was $1.14 billion, a decrease of $9.67 billion from $10.81 billion for the prior YTD. The decrease was mostly due to the gain on acquisition of $9.89 billion in the prior YTD, partially offset by increases in various components of noninterest income, mostly because the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD. The prior YTD also included a loss on sale of investment securities available for sale of $26 million.

Noninterest Expense

Noninterest expense includes depreciation on operating lease equipment, maintenance and other operating lease expenses, and operating expenses.

Table 12
Noninterest Expense

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Depreciation on operating lease equipment	$99	$98	$95	$293	$275
Maintenance and other operating lease expenses	59	60	51	164	163
Operating expenses:
Salaries and benefits	788	745	727	2,277	1,922
Net occupancy expense	62	58	65	182	179
Equipment expense	128	126	117	368	308
Professional fees	42	24	12	91	43
Third-party processing fees	55	58	54	173	139
FDIC insurance expense	31	33	36	105	76
Marketing expense	20	18	22	52	78
Acquisition-related expenses	46	44	121	148	354
Intangible asset amortization	15	15	17	47	40
Other noninterest expense	111	107	99	318	266
Total operating expenses	1,298	1,228	1,270	3,761	3,405
Total noninterest expense	$1,456	$1,386	$1,416	$4,218	$3,843

Depreciation on Operating Lease Equipment
Depreciation expense on operating lease equipment is primarily related to rail equipment and small and large ticket equipment we own and lease to others. The increases in depreciation expense for the current quarter and current YTD compared to the linked quarter and prior YTD are primarily due to the higher operating lease equipment balance. Operating lease activity is in the Rail and Commercial Bank segments. The useful life of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
The Rail segment leases railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current quarter were $59 million, a decrease of $1 million, or 2%, from $60 million for the linked quarter. Maintenance and other operating lease expenses for the current YTD were $164 million, an increase of $1 million or 1% from $163 million for the prior YTD. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits, net occupancy expense, and equipment expenses. Operating expenses for the current quarter were $1.30 billion, an increase of $70 million or 6% compared to $1.23 billion in the linked quarter. The main components of the increase in operating expenses for the current quarter compared to the linked quarter are summarized below:
•The $43 million increase in salaries and benefits was mainly attributable to an additional working day in the current quarter, net staff additions, increases in incentive accruals and temporary labor costs associated with technology projects.
•The $18 million increase in professional fees was mostly due to continued enhancements to our large financial institution regulatory compliance capabilities.
•The $4 million increase in net occupancy expense was largely due to higher utility expenses and increased bank building rent costs.
•Other noninterest expense increased $4 million, mainly due to a $3 million loss estimate for physical property damage to branches in western North Carolina impacted by Helene. Refer to the “Recent Events” section of the Executive Overview in this MD&A for further comments on Helene.

Operating expenses for the current YTD were $3.76 billion, an increase of $356 million or 10% compared to $3.41 billion in the prior YTD. The increase was primarily due to the inclusion of the acquired SVBB operations for the current YTD and the partial prior YTD, which included a $355 million increase in salaries and benefits and a $60 million increase in equipment expense, partially offset by lower acquisition-related and marketing expenses. Professional fees are higher due to enhancements related to our large financial institution regulatory compliance capabilities. The increase in FDIC insurance expense was primarily due to the inclusion of the acquired SVBB deposits for the current YTD and the partial prior YTD, as well as organic deposit growth and a special assessment of approximately $11 million recognized in 2024. The $26 million decrease in marketing costs mostly reflected higher advertising costs to support deposit growth in the Direct Bank in the prior YTD.

The following table presents the major components of acquisition-related expenses:

Table 13
Acquisition-related expenses

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Salaries and benefits	$16	$12	$67	$57	$244
Professional fees	28	23	22	77	57
Asset impairment	—	—	21	—	21
Other acquisition-related expense	2	9	11	14	32
Total acquisition-related expense	$46	$44	$121	$148	$354
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

Income Taxes

Table 14
Income Tax Data

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income before income taxes	$873	$979	$997	$2,856	$11,364
Income tax expense	$234	$272	$245	$779	$412
Effective tax rate	26.8%	27.8%	24.6%	27.3%	3.6%

The effective tax rate (“ETR”) was 26.8% for the current quarter compared to 27.8% in the linked quarter. The decrease in the ETR for the current quarter compared to the linked quarter was primarily due to state tax law changes enacted in the second quarter of 2024 that impacted the valuation of gross temporary differences. The ETR was 27.3% for the current YTD compared to 3.6% for the prior YTD. The increase for the current YTD ETR compared to the prior YTD was primarily due to the non-taxable nature of the gain on the SVBB Acquisition in the prior YTD.

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

BancShares’ segments include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for descriptions of segment products and services.

General Bank

Table 15
General Bank: Financial Data

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income	$768	$738	$681	$2,197	$1,889
Provision for credit losses	38	55	24	121	40
Net interest income after provision for credit losses	730	683	657	2,076	1,849
Noninterest income	149	152	135	446	388
Noninterest expense	517	497	482	1,534	1,349
Income before income taxes	362	338	310	988	888
Income tax expense	99	93	85	270	222
Net income	$263	$245	$225	$718	$666
Select Period End Balances
Loans and leases	$66,092	$65,195	$61,035
Deposits	72,169	71,479	69,108

General Bank segment net income for the current quarter increased $18 million from the linked quarter. Segment NII increased $30 million compared to the linked quarter, benefiting from higher interest income related to loan growth. The lower provision for credit losses in the current quarter was primarily due to the linked quarter reserve build for certain loan portfolios, such as private banking loans. Noninterest income was down modestly. Noninterest expense increased $20 million mainly due to higher salaries and benefits. Noninterest income and expense are discussed in their respective sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

General Bank segment net income for the current YTD increased $52 million compared to the prior YTD. The acquired SVBB operations, including SVB Private, which is in the General Bank segment, were reflected in earnings for the current YTD and the partial prior YTD. The higher provision for credit losses in the current YTD was mainly due to loan growth.

The $897 million increase in loans and leases compared to the linked quarter was mainly due to growth in commercial and business loans in our Branch Network. Consumer mortgage loans were up modestly as we continue to originate and sell rather than hold for investment.

Deposits in the General Bank segment primarily include deposits from the Branch Network, as well as Wealth and Community Association Banking channels. The $690 million increase in deposits compared to the linked quarter was primarily in money market deposits in the Branch Network.

Commercial Bank

Table 16
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income	$274	$279	$249	$823	$744
Provision for credit losses	29	22	132	65	353
Net interest income after provision for credit losses	245	257	117	758	391
Noninterest income	133	131	139	400	420
Noninterest expense	227	221	205	676	615
Income before income taxes	151	167	51	482	196
Income tax expense	41	44	14	127	55
Net income	$110	$123	$37	$355	$141
Select Period End Balances
Loans and leases	$32,689	$32,116	$30,220
Operating lease equipment, net	767	767	739
Deposits	2,754	2,958	3,370

Commercial Bank segment net income for the current quarter decreased $13 million from the linked quarter. Segment NII decreased $5 million compared to the linked quarter, primarily due to higher interest expense on interest-bearing deposits. The $7 million increase in provision for credit losses compared to the linked quarter was primarily due to an increase in net charge-offs, mostly in Commercial Real Estate (“CRE”) and Equipment Finance portfolios. Noninterest income increased $2 million, benefiting from higher capital market fees. Noninterest expense increased $6 million, mostly attributable to higher salaries and benefits. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

Commercial Bank segment net income for the current YTD increased $214 million compared to the prior YTD, mainly due to the $288 million decrease in provision for credit losses. The higher provision for credit losses in the prior YTD was mainly due to loan growth and a reserve build as a result of then higher charge-offs and unfavorable trends in certain macroeconomic variables. The $20 million decline in noninterest income was mostly due to lower fair value changes in customer derivative positions and factoring commissions, partially offset by higher capital market fees. The $61 million increase in noninterest expense was mainly due to higher salaries and benefits costs.

The $573 million increase in loans and leases compared to the linked quarter reflects loan growth in a number of industry verticals, primarily TMT and Healthcare.

Deposits in the Commercial Bank segment decreased by $204 million from the linked quarter as declines in noninterest-bearing and interest-bearing checking were partially offset by growth in money market deposits.

SVB Commercial

Table 17
SVB Commercial: Financial Data

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income	$583	$577	$537	$1,706	$1,128
Provision for credit losses	50	18	39	90	17
Net interest income after provision for credit losses	533	559	498	1,616	1,111
Noninterest income	139	139	141	415	295
Noninterest expense	393	387	413	1,164	900
Income before income taxes	279	311	226	867	506
Income tax expense	75	85	61	235	136
Net income	$204	$226	$165	$632	$370
Select Period End Balances
Loans and leases	$39,852	$41,968	$41,906
Deposits	35,945	35,891	36,236

SVB Commercial segment net income for the current quarter decreased $22 million from the linked quarter. NII increased $6 million due to higher interest income on a higher average loan balance, partially offset by higher interest expense on deposits due to a shift to interest-bearing deposits from noninterest-bearing deposits. The provision for credit losses increased $32 million, primarily the result of higher specific reserves in the investor dependent portfolios. Noninterest income was consistent with the linked quarter. Noninterest expense increased over the linked quarter by $6 million. Refer to sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A for further discussion.

SVB Commercial segment net income for the current YTD increased $262 million compared to the prior YTD, mainly because the acquired SVBB operations were reflected in earnings for the current YTD and the partial prior YTD.

The decrease of $2.12 billion in loans and leases compared to the linked quarter was mainly attributable to a decline in global fund banking loans as repayment levels outpaced new originations and draw activity on lines of credit. The average loan balance in the current quarter was higher compared to the linked quarter.

Deposits totaled $35.95 billion at September 30, 2024, an increase from $35.89 billion at June 30, 2024, mainly due to growth in money market deposits, partially offset by declines in noninterest-bearing and interest-bearing checking.
Rail

Table 18
Rail: Financial Data

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rental income on operating leases	$205	$201	$190	$604	$545
Less: depreciation on operating lease equipment	52	51	49	152	142
Less: maintenance and other operating lease expenses	59	60	51	164	163
Adjusted rental income on operating lease equipment (1)	94	90	90	288	240
Interest expense, net	48	45	40	136	101
Noninterest income	2	2	4	8	4
Noninterest expense	19	18	16	58	52
Income before income taxes	29	29	38	102	91
Income tax expense	8	8	10	27	23
Net income	$21	$21	$28	$75	$68
Select Period End Balances
Loans and leases	$62	$62	$41
Operating lease equipment, net	8,419	8,178	7,922
Deposits	14	10	12
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Rail segment net income, rental income on operating leases and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Rail segment net income, rental income on operating leases and adjusted rental income on operating lease equipment for the current quarter were $21 million, $205 million, and $94 million, respectively. The increase from the linked quarter in rental income on operating leases and adjusted rental income on operating lease equipment was due to the higher operating lease equipment balance.

Segment net income for the current YTD compared to the prior YTD increased $7 million, mostly due to higher rental income on operating leases. Adjusted rental income on operating leases for the current YTD compared to the prior YTD increased $48 million, largely attributable to growth of our railcar fleet, along with strong re-pricing. Noninterest income primarily reflects net gains on sale of leasing equipment. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 130% of the average prior or expiring lease rate during the third quarter of 2024. Our fleet is effectively fully utilized. Railcar utilization, including commitments to lease, was 98.1% at September 30, 2024 and 98.7% at December 31, 2023.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at September 30, 2024 consisted of approximately 125,600 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating lease Railcar Portfolio by Type (units and net investment)

	September 30, 2024		June 30, 2024		December 31, 2023
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	42%	45%	42%	45%	42%
Tank cars	27	38	27	38	27	38
Mill/ coil gondolas	8	6	8	7	8	7
Coal	7	1	7	1	7	1
Boxcars	6	6	6	6	6	6
Other	7	7	7	6	7	6
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
Manufacturing	$3,410	41%	$3,392	41%	$3,281	41%
Rail	1,954	23	1,815	22	1,889	24
Wholesale	1,456	17	1,351	17	1,217	15
Oil and gas extraction / services	588	7	620	8	573	7
Energy and utilities	238	3	225	3	230	3
Other	773	9	775	9	776	10
Total	$8,419	100%	$8,178	100%	$7,966	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income	$219	$272	$563	$844	$1,141
(Benefit) provision for credit losses	—	—	(3)	—	716
Net interest income after provision for credit losses	219	272	566	844	425
Noninterest income	22	14	6	43	9,880
Noninterest expense	189	152	200	470	622
Income before income taxes	52	134	372	417	9,683
Income tax expense (benefit)	11	42	75	120	(24)
Net income	$41	$92	$297	$297	$9,707
Select Period End Balances
Deposits	$40,692	$40,741	$37,507

Current quarter net income and income before income taxes for Corporate decreased $51 million and $82 million, respectively, from the linked quarter.

NII decreased $53 million from the linked quarter, mainly due to a decline in loan accretion income and higher interest costs for the Direct Bank. NII also included a $28 million increase in interest income on investments, which was offset by a $28 million decrease in interest income on interest-earning deposits at banks. Refer to the “Net Interest Income and Net Interest Margin” section of this MD&A for further discussion.

Corporate noninterest income increased $8 million from the linked quarter, primarily related to higher fair value adjustments on marketable equity securities and realized gains on investment securities.

Corporate noninterest expense increased $37 million from the linked quarter, mainly from higher personnel costs and increased professional fees, mostly due to continued enhancements to our large financial institution regulatory compliance capabilities. Acquisition-related expenses were $46 million in the current quarter compared to $44 million in the linked quarter. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

Corporate net income for the current YTD decreased $9.41 billion compared to the prior YTD, which included the gain on acquisition of $9.89 billion, Day 2 Provision for Credit Losses of $716 million, and higher acquisition-related expenses. The prior YTD also included a loss on sale of investment securities available for sale of $26 million.
The income tax rates for the prior year periods were impacted by the gain on acquisition. Refer to the “Income Taxes” section of this MD&A for further discussion.

Corporate deposits primarily consist of deposits in our Direct Bank and brokered deposits. The $49 million decrease from the linked quarter was primarily due to lower time deposits, partially offset by growth in savings deposits.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of September 30, 2024 totaled $25.64 billion, a decrease of $7.97 billion or 24% from $33.61 billion at December 31, 2023 and an increase of $279 million or 1% from $25.36 billion at June 30, 2024. The decrease from December 31, 2023 is related to continued liquidity and funding management as we grew deposits and purchased investment securities.

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell at September 30, 2024 totaled $455 million, a decrease of $18 million from $473 million at December 31, 2023 and an increase of $63 million from $392 million at June 30, 2024.

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

The carrying value of investment securities at September 30, 2024 totaled $38.66 billion, an increase of $8.66 billion or 29% from $30.00 billion at December 31, 2023 and an increase of $997 million or 3% from $37.67 billion at June 30, 2024. The increase from December 31, 2023 reflected purchases that totaled $14.14 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, partially offset by maturities, sales, and paydowns of $6.15 billion. The change also included non-cash items, such as amortization, accretion, and fair value changes for investment securities available for sale and marketable equity securities.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income, net of deferred taxes. As of September 30, 2024, investment securities available for sale had a net pretax unrealized loss of $312 million, compared to a net pretax unrealized loss of $752 million as of December 31, 2023, primarily reflecting the impacts of lower market interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of September 30, 2024. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of September 30, 2024.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at September 30, 2024.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	September 30, 2024			June 30, 2024			December 31, 2023
	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	31.6%	$11,765	$11,817	32.6%	$11,818	$11,751	36.8%	$10,554	$10,508
Government agency	0.2	87	85	0.3	99	97	0.4	120	117
Residential mortgage-backed securities	34.8	13,201	13,016	33.2	12,561	11,975	23.4	7,154	6,686
Commercial mortgage-backed securities	7.4	2,925	2,778	7.6	2,938	2,727	7.5	2,319	2,131
Corporate bonds	1.3	507	477	1.3	526	486	1.7	529	482
Municipal bonds	—	17	17	—	17	17	—	12	12
Total investment securities available for sale	75.3%	$28,502	$28,190	75.0%	$27,959	$27,053	69.8%	$20,688	$19,936
Investment in marketable equity securities	0.2%	$70	$82	0.2%	$75	$78	0.3%	$75	$84
Investment securities held to maturity:
U.S. Treasury	1.2%	$482	$455	1.2	$481	$440	1.5%	$479	$439
Government agency	3.8	1,512	1,413	3.8	1,510	1,367	4.9	1,506	1,363
Residential mortgage-backed securities	11.1	4,667	4,159	11.4	4,793	4,093	12.5	4,205	3,561
Commercial mortgage-backed securities	7.7	3,429	2,865	7.7	3,450	2,782	10.1	3,489	2,875
Supranational securities	0.7	299	274	0.7	299	262	0.9	298	263
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	24.5%	$10,391	$9,168	24.8%	$10,535	$8,946	29.9%	$9,979	$8,503
Total investment securities	100.0%	$38,963	$37,440	100.0%	$38,569	$36,077	100.0%	$30,742	$28,523
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at September 30, 2024, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts, but does not include the effects of hedging. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 23
Weighted Average Yield on Investment Securities

	September 30, 2024
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.34%	4.39%	—%	—%	4.36%
Government agency	—	4.80	5.14	—	5.07
Residential mortgage-backed securities (1)	5.57	4.09	4.74	3.83	3.97
Commercial mortgage-backed securities (1)	4.92	4.69	8.18	3.19	4.03
Corporate bonds	6.33	7.81	5.36	6.13	5.93
Municipal bonds	—	—	—	7.84	7.84
Total investment securities available for sale	4.37%	4.49%	4.90%	3.77%	4.18%

Investment securities held to maturity:
U.S. Treasury	1.19%	1.42%	1.57%	—%	1.38%
Government agency	1.09	1.46	1.88	—	1.53
Residential mortgage-backed securities (1)	—	—	2.63	2.43	2.43
Commercial mortgage-backed securities (1)	—	2.45	1.86	2.59	2.59
Supranational securities	1.20	1.40	1.68	—	1.56
Other	3.84	—	—	—	3.84
Total investment securities held to maturity	1.18%	1.45%	1.79%	2.50%	2.28%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at September 30, 2024. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at September 30, 2024 were $68 million, a decrease of $8 million or 10% from $76 million at December 31, 2023 and a decrease of $24 million or 25% from $92 million at June 30, 2024.

Table 24
Assets Held for Sale

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Loans and leases:
Commercial	$24	$20	$26
Consumer	41	67	38
SVB	—	—	9
Loans and leases	65	87	73
Operating lease equipment	3	5	3
Total assets held for sale	$68	$92	$76

Loans and Leases
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes.

Loans and leases held for investment at September 30, 2024 were $138.70 billion, an increase of $5.39 billion or 4% from $133.30 billion at December 31, 2023 and a decrease of $646 million or 1% from $139.34 billion at June 30, 2024. The increase from December 31, 2023 mostly reflects growth in commercial loans and consumer loans, while SVB loans were modestly higher. The increase of $4.03 billion in commercial loans was spread across various classes due to strong loan originations. The consumer loan growth of $1.02 billion was mostly in residential mortgages. Within the SVB loan classes, the $341 million growth was attributed to the global fund banking portfolio, partially offset by declines in investor dependent loans.

Refer to the Note 4—Loans and Leases for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$4,924	3%	$4,484	3%	$3,918	3%
Owner occupied commercial mortgage	16,372	12	16,233	12	15,471	12
Non-owner occupied commercial mortgage	16,078	12	15,580	11	14,995	11
Commercial and industrial	30,867	22	30,684	22	29,794	22
Leases	2,020	1	2,049	2	2,054	2
Total commercial	$70,261	50%	$69,030	50%	$66,232	50%
Consumer:
Residential mortgage	$23,237	17%	$23,101	16%	$22,776	17%
Revolving mortgage	2,455	2	2,351	2	2,165	2
Consumer auto	1,543	1	1,503	1	1,442	1
Consumer other	1,347	1	1,388	1	1,176	1
Total consumer	$28,582	21%	$28,343	20%	$27,559	21%
SVB:
Global fund banking	$27,114	19%	$28,915	20%	$25,553	19%
Investor dependent - early stage	1,128	1	1,179	1	1,403	1
Investor dependent - growth stage	2,434	2	2,627	2	2,897	2
Innovation C&I and cash flow dependent	9,176	7	9,247	7	9,658	7
Total SVB	$39,852	29%	$41,968	30%	$39,511	29%
Total loans and leases	$138,695	100%	$139,341	100%	$133,302	100%
Allowance for loan and lease losses	(1,678)		(1,700)		(1,747)
Net loans and leases	$137,017		$137,641		$131,555

The unamortized discount related to acquired loans was $1.69 billion at September 30, 2024, a decrease of $348 million from $2.04 billion at December 31, 2023 and $93 million from $1.78 billion at June 30, 2024. The decrease from December 31, 2023 reflects accretion of $415 million, including $71 million for unfunded commitments, for the nine months ended September 30, 2024. The decrease from June 30, 2024 reflects accretion of $107 million, including $16 million for unfunded commitments, for the quarter ended September 30, 2024.

Operating Lease Equipment, Net

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment. Refer to the “Results by Business Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 26
Operating Lease Equipment

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Railcars and locomotives	$8,419	$8,178	$7,966
Other equipment	767	767	780
Total (1)	$9,186	$8,945	$8,746
(1)    Includes off-lease rail equipment of $248 million at September 30, 2024, $164 million at June 30, 2024 and $253 million at December 31, 2023.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at September 30, 2024 totaled $149.34 billion, an increase of $5.63 billion or 4% from $143.71 billion at December 31, 2023 and an increase of $818 million or less than 1% from $148.52 billion at June 30, 2024. The increase from December 31, 2023 was due to deposit growth as further discussed below.

Deposits

Total deposits at September 30, 2024 were $151.57 billion, an increase of $5.72 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $495 million from $151.08 billion at June 30, 2024. The increase from December 31, 2023 was mainly attributable to:
•growth in money market and time deposit accounts in the Branch Network,
•higher savings deposits, partially offset by lower time deposits in the Direct Bank, and
•an increase in money market deposits in the SVB Commercial segment.

The increase in deposits from June 30, 2024 reflected higher money market and savings deposits, partially offset by lower time and noninterest-bearing deposits.

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$39,396	$40,016	$39,799
Checking with interest	23,216	23,907	23,754
Money market	34,567	32,636	30,611
Savings	40,266	39,361	35,258
Time	14,129	15,159	16,432
Interest-bearing deposits	112,178	111,063	106,055
Total deposits	$151,574	$151,079	$145,854
Noninterest-bearing deposits to total deposits	26.0%	26.5%	27.3%

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

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, deposits as of September 30, 2024 in North Carolina and South Carolina represented approximately 25.5% and 7.8%, respectively, of total deposits.

The Direct Bank had $39.50 billion or 26.1% of our total deposits as of September 30, 2024. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of September 30, 2024 were $35.95 billion or 23.7% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries. Deposit accounts in the SVB Commercial segment with balances in excess of $50 million totaled approximately $5.75 billion as of September 30, 2024.

Uninsured Deposits
Where information is not readily available to determine the amount of deposits not insured by the FDIC, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the FDIC and FRB. We estimate total uninsured deposits were $58.59 billion, which represented approximately 38.7% of total deposits at September 30, 2024, compared to $54.15 billion or 37.1% of total deposits at December 31, 2023.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Business Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of September 30, 2024:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	September 30, 2024
Time deposits maturing in:
Three months or less	$787
Over three months through six months	505
Over six months through 12 months	230
More than 12 months	51
Total	$1,573

Borrowings
Total borrowings at September 30, 2024 were $37.16 billion, a decrease of $493 million from $37.65 billion at December 31, 2023 and a decrease of $297 million from $37.46 billion at June 30, 2024. The decrease from December 31, 2023 related to the redemption of our 2.969% senior unsecured borrowings in the current quarter and Capital Trust debentures in the first quarter, along with declines in securities sold under agreements to repurchase and the Purchase Money Note payable to the FDIC. We redeemed the senior unsecured notes in September 2024 prior to incurring a higher cost upon conversion to a floating rate instrument.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 29
Borrowings

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$391	$386	$485
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,803	35,790	35,846
Senior Unsecured Borrowings
2.969% fixed-to-floating rate notes due September 2025(2)	—	316	318
6.000% fixed rate notes due April 2036	58	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	450	449	460
4.125% fixed-to-fixed rate notes due November 2029	100	100	101
3.375% fixed-to-floating rate notes due March 2030	351	350	349
SCB Capital Trust I - floating rate debentures due April 2034	—	—	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	—	—	18
Other borrowings	8	8	8
Total borrowings	$37,161	$37,458	$37,654
(1)    Purchase Money Note was issued in connection with the SVBB Acquisition.
(2) Included a callable feature one year prior to maturity and the debt was redeemed in September 2024.

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

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the conditions continue to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts reflect a decline in CRE property values due to current interest rate levels that impacted the ALLL forecasts. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework.

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

Our ALLL estimate as of September 30, 2024 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

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

The ALLL at September 30, 2024 was $1.68 billion, representing a decrease of $69 million from $1.75 billion at December 31, 2023. The ALLL as a percentage of total loans and leases at September 30, 2024 was 1.21%, compared to 1.31% at December 31, 2023. The decreases in the ALLL were primarily the result of changes in the macroeconomic forecast and in credit quality, YTD net charge-offs, and lower specific reserves for individually evaluated loans at September 30, 2024 compared to December 31, 2023. The decreases were partially offset by increases related to loan growth and the $20 million loan loss reserve related to Helene. Refer to the “Recent Events” section of the Executive Overview in this MD&A for further comments on Helene.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At September 30, 2024, ALLL estimates in these scenarios ranged from approximately $1.38 billion, when weighing the upside scenario 100%, to approximately $2.14 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.68 billion was appropriate as of September 30, 2024.

Table 30
ALLL for Loans and Leases

dollars in millions	Three Months Ended September 30, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,103	$153	$444	$1,700
Provision for loan and lease losses	78	—	45	123
Charge-offs	(116)	(8)	(53)	(177)
Recoveries	11	5	16	32
Balance at end of period	$1,076	$150	$452	$1,678
Net charge-off ratio				0.42%
Net charge-offs	$105	$3	$37	$145
Average loans				$139,014
Percent of loans in each category to total loans	50%	21%	29%	100%

	Three Months Ended June 30, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,120	$155	$462	$1,737
Provision for loans and lease losses	66	1	28	95
Charge-offs	(96)	(6)	(57)	(159)
Recoveries	13	3	11	27
Balance at end of period	$1,103	$153	$444	$1,700
Net charge-off ratio				0.38%
Net charge-offs	$83	$3	$46	$132
Average loans				$137,426
Percent of loans in each category to total loans	50%	20%	30%	100%

	Three Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$968	$173	$496	$1,637
Provision (benefit) for loan and lease losses	166	(10)	56	212
Charge-offs	(83)	(7)	(109)	(199)
Recoveries	13	4	6	23
Balance at end of period	$1,064	$160	$449	$1,673
Net charge-off ratio				0.53%
Net charge-offs	$70	$3	$103	$176
Average loans				$133,173
Percent of loans in each category to total loans	48%	20%	32%	100%
Table 31
ALLL for Loans and Leases

dollars in millions	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	14	3	203	220
Day 2 Provision for Loan and Lease Losses	—	—	—	—	39	43	380	462
Provision (benefit) for loan and lease losses	203	(5)	113	311	396	(9)	65	452
Total provision (benefit) for loan and lease losses	203	(5)	113	311	435	34	445	914
Charge-offs	(287)	(21)	(156)	(464)	(207)	(21)	(209)	(437)
Recoveries	34	10	40	84	33	11	10	54
Balance at end of period	$1,076	$150	$452	$1,678	$1,064	$160	$449	$1,673
Net charge-off ratio				0.37%				0.45%
Net charge-offs	$253	$11	$116	$380	$174	$10	$199	$383
Average loans				$136,723				$114,436
Percent of loans in each category to total loans	50%	21%	29%	100%	48%	20%	32%	100%

Net charge-offs during the current quarter were $145 million, an increase of $13 million from $132 million during the linked quarter. The net charge-off ratio was 0.42% and 0.38% for the current and linked quarters, respectively. The increase in net charge-offs compared to the linked quarter reflects higher commercial loan charge-offs, mostly due to increases in the CRE and Equipment Finance portfolios. Net charge-offs were down from the prior quarter in the SVB loans, primarily in early-stage investor dependent loans. Net charge-offs in our consumer loans were consistent with the prior quarter.

Net charge-offs for the current YTD were $380 million, a slight decrease of $3 million from $383 million in the prior YTD. Lower net charge-offs in SVB Commercial offset the increases in commercial and consumer loans. The higher net charge-offs within the commercial loans was primarily related to CRE and Equipment Finance portfolios in commercial loans.

The following table provides trends in the ALLL ratios:

Table 32
ALLL Ratios

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
ALLL	$1,678	$1,700	$1,747
Total loans and leases	$138,695	$139,341	$133,302
ALLL to total loans and leases	1.21%	1.22%	1.31%
Commercial loans and leases:
ALLL - commercial	$1,076	$1,103	$1,126
Commercial loans and leases	$70,261	$69,030	$66,232
Commercial ALLL to commercial loans and leases	1.53%	1.60%	1.70%
Consumer loans:
ALLL - consumer	$150	$153	$166
Consumer loans	$28,582	$28,343	$27,559
Consumer ALLL to consumer loans	0.53%	0.55%	0.60%
SVB loans:
ALLL - SVB	$452	$444	$455
SVB loans	$39,852	$41,968	$39,511
SVB ALLL to SVB loans	1.13%	1.05%	1.15%

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities, presented in Note 13—Other Liabilities. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve.

The reserve for off-balance sheet credit exposure was $281 million at September 30, 2024, a decrease of $35 million compared to $316 million at December 31, 2023. The decrease from December 31, 2023 primarily reflects declines in the volumes of SVB Commercial segment unfunded commitments. Refer to Note 21—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 33
ALLL by Loan Class

dollars in millions:	September 30, 2024		June 30, 2024		December 31, 2023
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$45	0.91%	$41	0.92%	$44	1.12%
Owner occupied commercial mortgage	61	0.37	50	0.31	47	0.31
Non-owner occupied commercial mortgage	331	2.06	373	2.40	335	2.24
Commercial and industrial	600	1.95	600	1.95	656	2.20
Leases	39	1.92	39	1.92	44	2.12
Total commercial	1,076	1.53	1,103	1.60	1,126	1.70
Consumer
Residential mortgage	76	0.33	76	0.33	94	0.41
Revolving mortgage	18	0.75	18	0.75	16	0.75
Consumer auto	6	0.37	5	0.35	5	0.34
Consumer other	50	3.72	54	4.00	51	4.31
Total consumer	150	0.53	153	0.55	166	0.60
SVB
Global fund banking	72	0.26	70	0.24	69	0.27
Investor dependent - early stage	95	8.44	80	6.79	96	6.84
Investor dependent - growth stage	105	4.32	120	4.52	127	4.40
Innovation and cash flow dependent	180	1.95	174	1.87	163	1.69
Total SVB	452	1.13	444	1.05	455	1.15
Total ALLL	$1,678	1.21%	$1,700	1.22%	$1,747	1.31%

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets were discussed further in our 2023 Form 10-K, in the section entitled “Credit Metrics” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents total nonperforming assets:
Table 34
Non-Performing Assets

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial loans	$868	$880	$698
Consumer loans	169	150	154
SVB loans	207	111	117
Total nonaccrual loans	1,244	1,141	969
Other real estate owned and repossessed assets	62	64	62
Total nonperforming assets	$1,306	$1,205	$1,031

ALLL to total loans and leases	1.21%	1.22%	1.31%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.94	0.86	0.77
Ratio of nonaccrual loans and leases to total loans and leases	0.90	0.82	0.73
Ratio of ALLL to nonaccrual loans and leases	135	149	180

Nonaccrual loans and leases at September 30, 2024 were $1.24 billion, an increase of $275 million from $969 million at December 31, 2023 and an increase of $103 million from $1.14 billion at June 30, 2024. The increase from December 31, 2023 was primarily due to non-owner occupied commercial mortgage and commercial and industrial loan classes in commercial loans and innovation C&I and cash flow dependent loans in SVB loans. Refer to the “CRE Portfolio” discussion below for further information and Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class.

OREO and repossessed assets at September 30, 2024 and December 31, 2023 were $62 million, compared to $64 million at June 30, 2024. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at September 30, 2024 was 0.94% compared to 0.77% at December 31, 2023 and 0.86% at June 30, 2024.

Past Due Accounts
The percentage of loans 30 days or more past due at September 30, 2024 was 0.89% of total loans, compared to 1.16% at December 31, 2023 and 1.01% at June 30, 2024. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio

Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 35
Commercial Real Estate Portfolio (1)

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$5,715	4.12%	$5,538	3.98%	$4,356	3.27%
Medical Office	3,704	2.67	3,598	2.58	3,494	2.62
General Office	2,536	1.83	2,683	1.93	2,927	2.20
Industrial / Warehouse	3,544	2.56	3,296	2.37	2,888	2.16
Retail	1,959	1.41	1,949	1.40	1,828	1.37
Hotel/Motel	860	0.62	778	0.56	792	0.59
Other	4,371	3.15	3,974	2.84	4,967	3.73
Total	$22,689	16.36%	$21,816	15.66%	$21,252	15.94%
(1) The definition of CRE in these tables is aligned with FRB and FDIC guidance on CRE and includes the following: construction loans, loans where the primary repayment is from third party rental income, and loans not secured by real estate but for the purpose of real estate. These tables exclude the owner occupied commercial mortgage loan class.

Evolving macroeconomic and social conditions (including the shift to more hybrid work arrangements) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 36
Select General Office Loan Metrics

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
% of total loans and leases	1.83%	1.93%	2.20%
% of CRE loans	11.18%	12.30%	13.77%
Average loan balance	$2	$2	$2
Net charge-offs (YTD annualized %)	3.77%	2.82%	3.56%
Delinquencies as a % of total CRE loans	12.61%	11.79%	13.56%
Non-performing loans as a % of CRE loans	13.61%	15.97%	11.38%
ALLL ratio	4.89%	6.30%	4.77%

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

Commercial Loan Concentrations

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 37
Commercial Loans and Leases - Geography

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
State
California	$14,657	20.9%	$14,530	21.0%	$13,824	20.9%
North Carolina	10,551	15.0	10,204	14.8	9,831	14.8
Texas	4,360	6.2	4,557	6.6	4,453	6.7
Florida	4,052	5.8	4,022	5.8	3,831	5.8
South Carolina	3,498	5.0	3,428	5.0	3,287	5.0
All other states	31,444	44.7	30,621	44.4	29,281	44.2
Total U.S.	$68,562	97.6%	$67,362	97.6%	$64,507	97.4%
Total International	1,699	2.4	1,668	2.4	1,725	2.6
Total	$70,261	100.0%	$69,030	100.0%	$66,232	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 38
Commercial Loans and Leases - Industry

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
Real Estate	$17,863	25.4%	$17,327	25.1%	$16,610	25.1%
Healthcare	10,056	14.3	9,908	14.3	9,259	14.0
Business Services	7,765	11.1	7,645	11.1	7,055	10.7
Transportation, Communication, Gas, Utilities	5,991	8.5	6,046	8.8	5,814	8.8
Manufacturing	5,808	8.3	5,755	8.3	5,845	8.8
Service Industries	3,903	5.6	3,812	5.5	3,498	5.3
Retail	3,867	5.5	3,660	5.3	3,560	5.4
Wholesale	3,184	4.5	3,175	4.6	3,553	5.3
Finance and Insurance	3,082	4.4	3,352	4.9	3,454	5.2
Other	8,742	12.4	8,350	12.1	7,584	11.4
Total	$70,261	100.0%	$69,030	100.0%	$66,232	100.0%

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 39
Consumer Loans - Geography

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
State
California	$8,833	30.9%	$8,871	31.3%	$8,787	31.9%
North Carolina	6,875	24.1	6,732	23.8	6,370	23.1
South Carolina	3,610	12.6	3,522	12.4	3,326	12.1
Massachusetts	1,715	6.0	1,738	6.1	1,726	6.2
Other states	7,549	26.4	7,480	26.4	7,350	26.7
Total	$28,582	100.0%	$28,343	100.0%	$27,559	100.0%

SVB Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
The SVB portfolio includes global fund banking and innovation banking loans.

Global Fund Banking
The global fund banking loan portfolio includes loans to clients in the private equity and venture capital community. Global fund banking represented 68% of SVB loans and 20% of total loans at September 30, 2024, compared to 65% and 19% at December 31, 2023 and 69% and 21% at June 30, 2024. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Innovation Banking
Innovation banking primarily includes loans to technology, life science and healthcare industry clients in the various stages of their life cycles. The loans are classified as Investor Dependent - Early Stage, Investor Dependent - Growth Stage, and Innovation Commercial and Industrial (“Innovation C&I”) and Cash Flow Dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% of SVB loans and 1% of total loans at September 30, 2024, compared to 4% and 1% at December 31, 2023 and 3% and 1% at June 30, 2024. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 6% of SVB loans and 2% of total loans at September 30, 2024, compared to 7% and 2% at December 31, 2023 and 6% and 2% at June 30, 2024. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 23% of SVB loans and 7% of total loans at September 30, 2024, compared to 24% and 7% at December 31, 2023 and 22% and 7% at June 30, 2024. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I includes loans in innovation sectors such as technology, life science and healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of September 30, 2024:

Table 40
SVB Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$890	$1,406	$2,566	$1,610	$20,642	$27,114
Investor dependent - early stage	824	170	134	—	—	1,128
Investor dependent - growth stage	568	702	656	216	292	2,434
Innovation C&I and cash flow dependent	216	316	806	1,272	6,566	9,176
Total	$2,498	$2,594	$4,162	$3,098	$27,500	$39,852

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at September 30, 2024, based on borrower location:

Table 41
SVB Loans - Geography

dollars in millions	September 30, 2024		June 30, 2024		December 31, 2023
State
California	$9,908	24.9%	$9,572	22.8%	$9,458	23.9%
New York	7,075	17.8	7,437	17.7	7,338	18.6
Massachusetts	5,010	12.6	5,168	12.3	5,213	13.2
Connecticut	3,888	9.8	4,643	11.1	3,246	8.2
Texas	3,879	9.7	3,477	8.3	3,645	9.2
All other states	9,219	23.0	10,587	25.2	8,987	22.8
Total U.S.	38,979	97.8	40,884	97.4	37,887	95.9
Total International	873	2.2	1,084	2.6	1,624	4.1
Total	$39,852	100.0%	$41,968	100.0%	$39,511	100.0%

Counterparty Risk

We enter into interest rate and foreign exchange derivatives as part of our overall risk management practices and also on behalf of our clients. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments in accordance with the comprehensive Risk Management Framework and Risk Appetite Framework and Statement.

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

Derivative agreements for BancShares’ risk management purposes and for the hedging of client transactions are primarily executed with investment grade financial institutions, with others cleared through certain central party clearing houses. Credit exposure is mitigated via the exchange of collateral between the counterparties covering mark-to-market valuations. Client related derivative transactions, which are primarily related to lending activities, are incorporated into our loan underwriting and reporting processes.

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to manage fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to Secured Overnight Financing Rate (“SOFR”), as well as fair value changes of fixed rate time deposits and long-term debt indexed to SOFR. Refer to Note 12—Derivative Financial Instruments for further information on our derivative portfolio.
Our funding sources consist primarily of deposits, and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings).

The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs, and we continue to optimize deposit costs by improving our deposit mix. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities.

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, and also incorporate additional assumptions, including prepayment estimates, pricing estimates, deposit behaviors, and the use of internal models. The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates.

Table 42
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	September 30, 2024	June 30, 2024	December 31, 2023
-200	(13.6)%	(13.8)%	(20.1)%
-100	(6.9)	(7.6)	(10.0)
+100	7.4	7.4	9.8
+200	16.5	14.4	19.4

NII Sensitivity metrics at September 30, 2024, compared to December 31, 2023, were primarily affected by cash deployment into investment securities, and execution of interest rate hedges, as well as other balance compositional changes.

As of September 30, 2024, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 60%-65% of our loans have floating contractual reference rates, indexed primarily to the Prime Lending Rate and SOFR. Deposit betas are currently modeled to have a portfolio average of approximately 30%-40% over the twelve-month forecast horizon, including 45%-50% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the EVE driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements, including utilizing a dynamic rate level dependent modeling approach for our deposit attrition assumption. In addition to interest rate changes, other key assumptions used in our EVE Sensitivity simulations include asset prepayment speeds, discount spreads, interest-bearing deposit betas and deposit levels.

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile:

Table 43
Economic Value of Equity Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	September 30, 2024	June 30, 2024
-200	4.2%	5.2%
-100	3.2	2.7
+100	(3.2)	(2.5)
+200	(5.2)	(4.6)

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

Loan Maturity and Loan Interest Rate Sensitivity

The following table provides loan maturity distribution information:

Table 44
Loan Maturity Distribution

dollars in millions	At September 30, 2024, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,493	$2,644	$752	$35	$4,924
Owner occupied commercial mortgage	1,895	7,347	6,760	370	16,372
Non-owner occupied commercial mortgage	3,260	9,559	2,492	767	16,078
Commercial and industrial	9,768	16,760	3,330	1,009	30,867
Leases	665	1,256	99	—	2,020
Total commercial	17,081	37,566	13,433	2,181	70,261
Consumer
Residential mortgage	605	2,648	7,164	12,820	23,237
Revolving mortgage	63	196	856	1,340	2,455
Consumer auto	342	1,056	145	—	1,543
Consumer other	328	652	144	223	1,347
Total consumer	1,338	4,552	8,309	14,383	28,582
SVB
Global fund banking	24,887	2,064	163	—	27,114
Investor dependent - early stage	118	1,010	—	—	1,128
Investor dependent - growth stage	196	2,238	—	—	2,434
Innovation and cash flow dependent	1,320	7,470	386	—	9,176
Total SVB	26,521	12,782	549	—	39,852
Total loans and leases	$44,940	$54,900	$22,291	$16,564	$138,695

As noted above, approximately 60%-65% of our total loans have floating contractual reference rates, indexed primarily to the Prime Lending Rate and SOFR. The following table provides information regarding the sensitivity to changes in interest rates of loans and leases maturing one year or after, as of September 30, 2024:

Table 45
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,289	$2,142
Owner occupied commercial mortgage	12,898	1,579
Non-owner occupied commercial mortgage	6,608	6,210
Commercial and industrial	10,022	11,077
Leases	1,343	12
Total commercial	32,160	21,020
Consumer
Residential mortgage	8,940	13,692
Revolving mortgage	29	2,363
Consumer auto	1,201	—
Consumer other	308	711
Total consumer	10,478	16,766
SVB
Global fund banking	2	2,225
Investor dependent - early stage	23	987
Investor dependent - growth stage	6	2,232
Innovation and cash flow dependent	—	7,856
Total SVB	31	13,300
Total loans and leases	$42,669	$51,086

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

Liquidity includes available cash and HQLS. At September 30, 2024 we had $58.36 billion of high-quality liquid assets (26.5% of total assets) and $29.64 billion of contingent liquidity sources available.

Table 46
Liquidity

dollars in millions	September 30, 2024
Available cash	$24,705
High-quality liquid securities (1)	33,654
High-quality liquid assets	$58,359

Credit Facilities:	Current Capacity (2)
FDIC facility (3)	$8,126
FHLB facility (4)	15,795
FRB facility	5,621
Line of credit	100
Total contingent sources	$29,642
Total liquid assets and contingent sources	$88,001
Total uninsured deposits	$58,592
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	150%
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and U.S. Agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at September 30, 2024.
(3)    Advance Facility Agreement with the FDIC obtained in connection with SVBB Acquisition and has a maximum capacity of $70 billion, subject to additional collateral pledge requirements. See below for additional details and limits on use.
(4)    See following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at September 30, 2024 were $151.57 billion, an increase of $5.72 billion or 4% from $145.85 billion at December 31, 2023 and an increase of $495 million or less than 1% from $151.08 billion at June 30, 2024.

We use borrowings to diversify the funding of our business operations. Total borrowings at September 30, 2024 were $37.16 billion, a decrease of $493 million from $37.65 billion at December 31, 2023 and a decrease of $297 million from $37.46 billion at June 30, 2024. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes.

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

Table 47
FHLB Balances

dollars in millions	September 30, 2024	June 30, 2024	December 31, 2023
Total borrowing capacity	$17,245	$16,134	$15,072
Less:
Advances	—	—	—
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$15,795	$14,684	$13,622
Pledged Non-PCD loans (contractual balance)	$30,106	$27,003	$25,370
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to $5.62 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2024 and December 31, 2023.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple SOFR plus 25 bps (but in no event less than 0.00%). The facility had a current capacity of $8.13 billion and was not utilized as of September 30, 2024. Refer to Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of September 30, 2024, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 21—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 48
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$13,400	$688	$41	$—	$14,129
Short-term borrowings	391	—	—	—	391
Long-term borrowings (1)(2)	(35)	(74)	36,370	509	36,770
Total contractual obligations	$13,756	$614	$36,411	$509	$51,290
Commitments:
Financing commitments	$30,144	$15,735	$3,502	$6,766	$56,147
Letters of credit	1,647	618	98	6	2,369
Deferred purchase agreements	1,902	—	—	—	1,902
Purchase and funding commitments	372	—	—	—	372
Affordable housing partnerships (1)	390	570	29	44	1,033
Total commitments	$34,455	$16,923	$3,629	$6,816	$61,823
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $3 million and $134 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $40 million.
(2)    Bracketed balances represent the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

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

Common and Preferred Stock Dividends
During the first three quarters of 2024, we paid quarterly dividends of $1.64 on the Class A common stock and Class B common stock. In October 2024, our Board declared and increased the quarterly dividend on the Class A common stock and Class B common stock to $1.95 per common share. The dividends are payable on December 16, 2024 to stockholders of record as of November 29, 2024.

During the first three quarters of 2024, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 15—Stockholders' Equity. In October 2024, our Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on December 16, 2024.

Capital Composition and Ratios
As discussed earlier in this MD&A, the Board authorized a Class A common share repurchase program in July 2024. During the current quarter we purchased 353,058 shares. Refer to the “Recent Events” section above for more information and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information related to our monthly repurchase activity during the current quarter and through October 31, 2024.

The following table details the change in outstanding Class A common stock through September 30, 2024:

Table 49
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Class A common stock shares outstanding at beginning of period	13,524,550	13,514,933
Shares purchased under authorized repurchase plan	(353,058)	(353,058)
Restricted stock units vested, net of shares held to cover taxes	2,531	12,148
Class A common stock shares outstanding at end of period	13,174,023	13,174,023

We also had 1,005,185 Class B common stock outstanding at September 30, 2024 and December 31, 2023.

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

Table 50
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	Requirements to be Well Capitalized	September 30, 2024		June 30, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,995	15.36%	$25,120	15.45%	$23,891	15.75%
Tier 1 risk-based capital	8.50	8.00	22,434	13.78	22,543	13.87	21,150	13.94
Common equity Tier 1	7.00	6.50	21,554	13.24	21,663	13.33	20,270	13.36
Tier 1 leverage ratio	4.00	5.00	22,434	10.17	22,543	10.29	21,150	9.83

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$23,813	14.64%	$24,454	15.05%	$23,600	15.56%
Tier 1 risk-based capital	8.50	8.00	21,604	13.28	22,228	13.68	21,227	13.99
Common equity Tier 1	7.00	6.50	21,604	13.28	22,228	13.68	21,227	13.99
Tier 1 leverage ratio	4.00	5.00	21,604	9.80	22,228	10.15	21,227	9.88

As of September 30, 2024, BancShares and FCB had risk-based capital ratio conservation buffers of 7.36% and 6.64%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2023, BancShares and FCB risk-based capital ratio conservation buffers were 7.75% and 7.56%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of September 30, 2024 and December 31, 2023 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

The ALLL is considered a critical accounting estimate. The ALLL as of September 30, 2024 is discussed in Note 5—Allowance for Loan and Lease Losses and in the “Credit Risk” section above.

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board but are not yet effective for BancShares:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	This ASU enhances income tax disclosure requirements primarily by requiring disclosure of specific categories in the rate reconciliation table and disaggregation of income taxes paid by jurisdiction.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2025. Early adoption is permitted, and this ASU allows for adoption on a prospective basis, with a retrospective option permitted to prior periods presented.

We are currently evaluating the impact of this ASU on our income tax footnote disclosures.

ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and also requires disclosure of the title and position of the CODM. This ASU clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit.
Effective for BancShares beginning with our financial statements for the year ending December 31, 2024, and for interim periods beginning in 2025, with retrospective application required for all periods presented. We did not early adopt this ASU.

We have evaluated the impact of the ASU and will make the required segment disclosures in our 2024 Annual Report on Form 10-K. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

The following table details a reconciliation of rental income on operating leases to adjusted rental income on operating lease equipment:

Table 51
Rail Segment

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rental income on operating leases (GAAP)	$205	$201	$190	$604	$545
Less: depreciation on operating lease equipment	52	51	49	152	142
Less: maintenance and other operating lease expenses	59	60	51	164	163
Adjusted rental income on operating lease equipment (non-GAAP)	$94	$90	$90	$288	$240

NIM, Excluding PAA

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

The following table includes a reconciliation from NIM to NIM, excluding PAA:

Table 52
NIM, Excluding PAA

dollars in millions		Three Months Ended			Nine Months Ended
		September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NII (GAAP)	a	$1,796	$1,821	$1,990	$5,434	$4,801

Loan PAA income	b	107	145	275	415	535
Other PAA (expense) income	c	(6)	(5)	(6)	(16)	11
Total PAA	d = (b+c)	101	140	269	399	546
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,695	$1,681	$1,721	$5,035	$4,255
Annualized NII (GAAP)	f = a annualized	$7,147	$7,322	$7,894	$7,259	$6,418
Annualized NII, excluding PAA (non-GAAP)	g = e annualized	6,746	6,760	6,829	6,726	5,689
Average interest-earning assets	h	$202,199	$200,705	$193,720	$200,503	$162,183
NIM (GAAP)	f/h	3.53%	3.64%	4.07%	3.62%	3.95%
NIM, excluding PAA (non-GAAP)	g/h	3.33	3.36	3.52	3.35	3.50

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political (including the recent U.S. election), geopolitical events (including conflicts in Ukraine and the Middle East) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent interest rate cuts and any changes by the FRB, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the FRB on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT Group Inc., or any future transactions.

BancShares’ share repurchase program allows BancShares to repurchase shares of its Class A common stock through 2025. BancShares is not obligated under the share repurchase program to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice. The authorization to repurchase Class A common stock will be utilized at management’s discretion. The actual timing and amount of Class A common stock that may be repurchased will depend on a number of factors, including the terms of any Rule 10-b5-1 plan then in effect, price, general business and market conditions, regulatory requirements, and alternative investment opportunities or capital needs.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended September 30, 2024. Subsequent to September 30, 2024, BancShares purchased an additional 189,709 shares of Class A common stock through October 31, 2024.

Table 53
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from July 1 - 31, 2024	66,293	$2,113.47	66,293	$3,360
Repurchases from August 1 - 31, 2024	176,333	1,985.53	176,333	3,010
Repurchases from September 1 - 30, 2024	110,432	1,899.43	110,432	2,800
Total	353,058	$1,982.68	353,058	$2,800

On July 25, 2024, BancShares announced that its Board authorized a share repurchase program, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through December 31, 2025.

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

Item 5. Other Information.

During the third quarter of 2024, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date:	November 7, 2024		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer