Form 10-K
period 2024-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2025-02-21
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $17,290,620,797.
On February 14, 2025, there were 12,572,063 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONTENTS
			Page
PART I	Item 1	Business	4
	Item 1A	Risk Factors	19
	Item 1B	Unresolved Staff Comments	None
	Item 1C	Cybersecurity	43
	Item 2	Properties	45
	Item 3	Legal Proceedings	45
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
	Item 6	Reserved	47
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	95
	Item 8	Financial Statements and Supplementary Data	96
		Report of Independent Registered Public Accounting Firm	96
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	99
		Consolidated Balance Sheets at December 31, 2024 and 2023	101
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2024	102
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2024	103
		Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2024	104
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024	105
		Notes to Consolidated Financial Statements	107
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	187
		Management’s Annual Report on Internal Control over Financial Reporting	187
	Item 9B	Other Information	188
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	**
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***
	Item 13	Certain Relationships and Related Transactions and Director Independence	****
	Item 14	Principal Accountant Fees and Services	188
PART IV	Item 15	Exhibits and Financial Statement Schedules	189
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.
	Item 16	Form 10-K Summary	None
	Signatures		191
*Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance—Service on Other Public Company Boards,’ ‘—Code of Ethics’ and ‘—Insider Trading Policy;’ ‘Committees of our Boards—Audit Committee;’ and ‘Executive Officers’ from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.
** Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Boards—Compensation Committee Report;’ ‘—Compensation Committee Interlocks and Insider Participation;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2025 Proxy Statement.
*** Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Equity Securities—Directors and Executive Officers,’ ‘—Pledging Policy—Existing Pledge Arrangements,’ and ‘—Principal Stockholders’ of the 2025 Proxy Statement. As of December 31, 2024, the Registrant did not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors to report in the Equity Compensation Plan Information table pursuant to Item 201(d) of Regulation S-K.
**** Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2025 Proxy Statement.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
AI	Artificial Intelligence	LOCOM	Lower of the Cost or Fair Value
ALLL	Allowance for Loan and Lease Losses	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	MSRs	Mortgage Servicing Rights
ASC	Accounting Standards Codification	NII	Net Interest Income
ASU	Accounting Standards Update	NII Sensitivity	Net Interest Income Sensitivity
BHC	Bank Holding Company	NIM	Net Interest Margin
bps	Basis point(s); 1 bp = 0.01%	NPR	Notice of Proposed Rulemaking
CODM	Chief Operating Decision Maker	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	PAA	Purchase Accounting Accretion or Amortization
CRE	Commercial Real Estate	PAM	Proportional Amortization Method
DPA	Deferred Purchase Agreement	PCA	Prompt Corrective Action
DTAs	Deferred Tax Assets	PCD	Purchased Credit Deteriorated
DTLs	Deferred Tax Liabilities	PD	Probability of Obligor Default
ETR	Effective Income Tax Rate	PPNR	Pre-provision net revenue
EVE Sensitivity	Economic Value of Equity Sensitivity	ROU	Right of Use
FASB	Financial Accounting Standards Board	RWA	Risk-weighted assets
FCB	First-Citizens Bank & Trust Company	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	Board of Governors of the Federal Reserve System	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	SRP	Share Repurchase Program
FOMC	Federal Open Market Committee	SVB	Silicon Valley Bank
FRB	Federal Reserve Bank	SVBB	Silicon Valley Bridge Bank, N.A.
GAAP	United States Generally Accepted Accounting Principles	TMT	Technology Media and Telecommunications
HQLS	High-Quality Liquid Securities	UPB	Unpaid Principal Balance
ISDA	International Swaps and Derivatives Association	UTB	Unrecognized Tax Benefit
LGD	Loss Given Default	VIE	Variable Interest Entity

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

BancShares has expanded through de novo branching and acquisitions and as of December 31, 2024, operates a network of more than 500 branches and offices nationwide, predominantly located in the Southeast, Mid-Atlantic, Midwest, and Western United States, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2024, BancShares had total consolidated assets of $223.72 billion.

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

BancShares provides financial services for a wide range of consumer and commercial clients. This includes retail and mortgage banking, wealth management, small and middle market banking, factoring and leasing. BancShares provides commercial factoring, receivables management and secured financing services to businesses (generally manufacturers or importers of goods) that operate in various industries, including apparel, textile, furniture, home furnishings and consumer electronics. BancShares also provides deposit, cash management and lending to homeowner associations and property management companies. BancShares also owns a fleet of railcars and locomotives that are leased to railroads and shippers. Refer to the Segments section below for more information on markets we serve and products and services we offer.

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

Information regarding our business activities and operations is found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 3, 2022, BancShares completed its merger (the “CIT Merger”) with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association. BancShares maintains the CIT brand as CIT Group, a division of FCB.

For further discussion, refer to the “Business Combinations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 2—Business Combinations.

Segments
As of December 31, 2023, our reportable segments included the General Bank, the Commercial Bank, Silicon Valley Bank (“SVB”), and Rail segments. All other financial information is included in the “Corporate” section of segment disclosures.

Effective January 1, 2024, we made the following changes to our segment reporting:
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

Segment disclosures and related information for all fiscal periods included in this Annual Report on Form 10-K were retrospectively revised to conform with the above described changes to our reportable segments.

SEGMENT	MARKETS AND SERVICES
General Bank
•Delivers services to individuals and businesses through an extensive branch network and various digital channels, and offers a full suite of deposit products, loans (primarily business/commercial loans and residential mortgages), and various fee-based services.
•Provides private banking and a range of personal financial solutions for consumers, including private equity and venture capital professionals and executive leaders of the innovation companies they support, and premium wine clients.
•Provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services.
•Provides deposit, cash management and lending to homeowner associations and property management companies.

Commercial Bank
•Provides lending, leasing, capital markets and other financial and advisory services, primarily to small and middle-market companies across a variety of industries.
•Provides asset-based lending, factoring, receivables management and secured financing services.

SVB Commercial
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
•Corporate includes Direct Bank, a nationwide digital bank.
•Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of personnel cost; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses, discount accretion income for certain acquired loans, and the offsetting impacts of noninterest expense allocated to the segments.

(1) All other financial information not included in the segments is reported in “Corporate.”

Reportable segments are discussed further in the “Results by Segments” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 22—Segment Information.

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

FCB’s largest notable concentration of deposits by market share as of June 30, 2024 were in North Carolina (including our Direct Bank deposits) and South Carolina at 11.3% and 9.3%, respectively, which makes FCB the third largest bank in North Carolina and the fourth largest bank in South Carolina based on deposit market share according to the FDIC Deposit Market Share Report. The two banks larger than FCB based on deposits in both North Carolina and South Carolina were Bank of America and Truist Bank. The additional bank larger than FCB based on deposits in South Carolina was Wells Fargo. These banks collectively held 64.5% and 40.9% of North Carolina and South Carolina deposits, respectively.

As of December 31, 2024, FCB had more than 500 total domestic branches and offices, which included 214 in North Carolina, 120 in South Carolina and 83 in California. During January 2025, one of our leased branches in California was destroyed by wildfire as further discussed in the “Recent Events” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Geographic Locations
As of December 31, 2024, BancShares operated branches in Arizona, California, Colorado, Florida, Georgia, Hawaii, Kansas, Maryland, Massachusetts, Missouri, Nebraska, New Mexico, Nevada, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

Refer to the Concentration Risk section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our commercial and consumer loan concentrations by state.

Human Capital
As of December 31, 2024, BancShares employed approximately 17,191 full-time staff and approximately 284 part-time staff for a total of 17,475 employees.

Our ability to attract, retain, and develop associates is critical to our success. We prioritize supporting our business by striving to ensure we have the right talent in the right jobs and with the right skills to fulfill our strategic objectives. Our vision is realized by cultivating a foundation that includes both a strong business strategy and a unified culture. A relationship-based, client-centered, and long-term focused approach supports our strategic objectives and reinforces a culture that prioritizes shared values and behaviors. These unwavering commitments position us to support our clients, colleagues, and communities in pursuing their greatest ambitions. Our client-centric approach has always been the bedrock of who we are, building deep and lasting relationships that prioritize the client experience. Our long-term focus allows us to make strategic decisions and investments designed to build long-term value and stability for all stakeholders, while skillfully managing risk along the way.

Our human resources team works to identify and deploy the critical talent needed to support these strategic objectives and our unified culture. We make talent attraction and retention a priority by offering learning and development opportunities, internal career mobility, a comprehensive total rewards package, and a welcoming values-based culture.

Fostering our culture is a strategic initiative, especially following the merger and acquisition activity over the past few years. During 2024, we reinforced our commitment to cultivating a unified culture by delivering initiatives that connected associates across the globe. To align and communicate our culture, we formalized and delivered compelling values, visuals and branding, creating a cohesive cultural identity. We delivered collaborative workshops to form connection and alignment across the organization and launched engaging new hire welcome sessions to instill our values from day one. In addition, we established our new workforce in India. These cultural efforts built a strong foundation to create a more connected, unified workforce as we move forward as one team in 2025.

In addition, our human resources team monitors and evaluates various metrics, specifically around attraction, retention, and development of talent. Our annual voluntary turnover, minus acquisition headcount, is typically lower than commonly used industry benchmarks. Aside from the expected effects from acquisition activity, voluntary turnover remained below the financial services industry benchmark through December 2024. We believe this reflects our strong corporate culture, competitive compensation and benefits structure, and commitment to career development.

Inclusion
We value diversity in people, in the markets we serve, and in the products and services we offer. We seek individuals with varied backgrounds because we understand that our differences contribute to a diversity of thought that enhances associate and customer relationships and propels innovation in our products and services. As a relationship-based culture, we believe it is important that associates feel included and valued and that we provide access to resources and opportunities that support long-term business success for BancShares and our associates.

At BancShares, we also prioritize creating connections, achieving our clients’ goals, fostering a culture of belonging, and promoting educational and engagement opportunities to deepen relationships across the company. To further these efforts, we support a variety of business resource groups that are open to all our associates regardless of race, gender, or nationality. These groups play a key role in creating an inclusive workplace culture, striving to attract and retain the best available talent, enriching both associate and customer experiences, and achieving key business objectives.

Benefits
At BancShares, a strong focus on our associates’ well-being is part of our culture and integral to our total rewards philosophy. Recognizing that well-being is an individual journey, our competitive benefits program has been thoughtfully designed to provide associates with options to choose from in five well-being dimensions – physical, financial, emotional, social, and community. Supporting the health and well-being of our associates, BancShares offers benefits that include, but are not limited to:
•medical plan options that include telehealth, dental and vision plan options, and wellness programs;
•a 401(k) plan, flexible spending accounts, life and accidental death and dismemberment insurance, short-term and long-term disability coverage, numerous voluntary coverages, and discount programs;
•paid time off and other time away such as holidays, parental leave, and volunteer leave; and
•an employee assistance program.

Regulatory Considerations
BancShares is subject to laws and regulation that govern its operations and impact the products and services it may offer, the risks that it may take, the corporate and financial actions it may take, and the information it must publicly disclose. In connection with those laws and regulations, BancShares is subject to regulation, supervision and periodic examination by supervisory authorities, including the FDIC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Reserve Bank (the “FRB”), and the Consumer Financial Protection Bureau (“CFPB”). FCB, as a North Carolina state-charted bank that is not a member of the Federal Reserve System, is also subject to the laws and regulations of North Carolina and supervision by the North Carolina Office of the Commissioner of Banks, as well as other state laws and state regulators in the states in which FCB operates. BancShares, as a publicly traded company, is also subject to disclosure and reporting requirements under Securities and Exchange Commission (“SEC”) rules and Nasdaq Stock Market (“Nasdaq”) continued listing standards, as well as rules pertaining to governance and corporate actions. Certain of BancShares’ subsidiaries are also subject to additional supervision and regulation, as discussed below, and FCB is also subject to laws and regulations applicable to banks that govern trust and other fiduciary activities.

Banking laws, regulations, and policies are continually under review by the U.S. Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to BancShares.

Regulations applicable to banking organizations generally serve to protect depositors and other customers, the Depositors Insurance Fund (“DIF”), the broader economy, and the stability of the U.S. financial system. Certain other laws and regulations, including those administered by the CFPB, are focused on consumer financial protection. In addition, disclosure and reporting requirements under SEC rules and regulations primarily aim to protect investors and securities markets. BancShares expects that its business will remain subject to extensive regulation and supervision.

Examinations by banking regulators consider compliance with applicable laws and regulations and evaluate against certain enhanced prudential standards, as discussed below. Following examinations, banking organizations may receive supervisory findings or ultimately be assigned supervisory ratings. Examination reports and supervisory ratings, as well as mandatory or discretionary actions by regulators under the applicable supervisory framework, could significantly impact a banking organization’s operations or result in substantial monetary penalties. Nonmonetary requirements may be imposed if there is a failure to comply with applicable laws or regulations, operations are conducted in an unsafe or unsound manner, represent an unfair, deceptive, abusive act or practice, or do not meet supervisory expectations.

There are numerous rules governing the supervision and regulation of BancShares. The following discussion is a high-level summary of the laws and regulations that apply to BancShares, but the summary is not intended to be exhaustive or describe all of the laws, regulations and policies that apply to BancShares.

Enhanced Prudential Standards
BancShares is subject to certain enhanced prudential standards as a bank holding company (“BHC”) with more than $100 billion in consolidated assets under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and the implementing regulations promulgated thereunder. Under the Dodd-Frank Act, certain enhanced prudential standards are mandatory for banking organizations with $250 billion or more in total consolidated assets, as well as nonbank financial companies that are deemed to be systemically important by the Federal Reserve. Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve is authorized to apply any enhanced prudential standards to a banking organization with $100 billion or more in total consolidated assets on a tailored basis based on identified risk-based factors. The Federal Reserve, along with the FDIC and the Office of the Comptroller of the Currency (the “OCC”), adopted tailoring rules (“Tailoring Rules”) for the applicability of enhanced prudential standards to banking organizations with $100 billion in total consolidated assets, which apply to the holding company and their subsidiary depository institutions. The Parent Company and FCB are currently subject to certain enhanced prudential standards as further described below.

Tailoring Rules. Under the Tailoring Rules, the Federal Reserve groups banking organizations into four categories based on total consolidated assets, off-balance sheet exposure, nonbank assets, weighted short-term wholesale funding, and cross-jurisdictional activities. Category I banking organizations, which are the U.S. Globally Systemically Important Banks (“GSIBs”), are subject to the most stringent enhanced prudential requirements, and Category IV banking organizations (i.e., between $100 billion and $250 billion in total consolidated assets, and less than $75 billion in nonbank assets, off-balance sheet exposure, cross-jurisdictional activities, and weighted short-term wholesale funding) are subject to the least stringent requirements. Category II banking organizations have $700 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in cross-jurisdictional activities, and do not meet the criteria for Category I banking organizations. Category III banking organizations have $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure, and do not meet the criteria for Category I or II banking organizations. BancShares first became subject to the enhanced prudential standards under the Tailoring Rules as a Category IV banking organization in 2022, subject to the applicable transition provisions. The enhanced prudential standards that apply to BancShares include, but are not limited to, enhanced enterprise risk management and liquidity management requirements, supervisory stress testing and capital plan submission requirements, and enhanced governance standards. Further, BancShares is required to maintain a compliance system that is commensurate with its asset size, risk profile, complexity, and activities. As BancShares continues to grow, it may cross additional risk-based asset thresholds, subjecting it to additional regulatory requirements and enhanced scrutiny.

Basel III. The federal banking agencies have established a framework for enhanced capital and liquidity requirements for banking organizations with $100 billion or more in total assets that implements portions of the Basel III accords, developed by the Basel Committee on Banking Supervision (as implemented in the U.S., “Basel III”). Under Basel III, banking organizations with $100 billion or more in total consolidated assets that are Category III or IV banking organizations may follow a standardized approach to calculating risk-weighted assets (“RWA”) and risk-based capital requirements, while Category I and II banking organizations are required to use an internal ratings-based approach to calculate RWA and risk-based capital consistent with an advanced approaches framework (“Advanced Approaches”). Category I, II and III banking organizations are also required under Advanced Approaches to comply with enhanced risk-based capital requirements on a tailored basis (e.g., a countercyclical capital buffer if activated and a supplementary leverage ratio requirement). In addition, Category I and II banking organizations, consistent with Advanced Approaches, must include accumulated other comprehensive income (“AOCI”) in capital for purposes of calculating regulatory capital requirements, but Category III and IV banking organizations are able to opt-out of this requirement. As noted above, Category III banking organizations may follow a standardized approach to calculating RWA.

Capital Planning and Stress Testing. As a Category IV banking organization, BancShares is required to submit an annual capital plan to the Federal Reserve and is subject to biennial supervisory stress testing by the Federal Reserve under its Comprehensive Capital Analysis and Review (“CCAR”) process in accordance with the applicable transition provisions. The Federal Reserve requires a banking organization to resubmit its capital plan if there is a material change in the banking organization’s risk profile, financial condition or corporate structure since its most recent capital plan submission, or the Federal Reserve otherwise notifies the banking organization that a resubmission is required. The mandatory elements of a capital plan include (i) an assessment of the expected uses and sources of capital over the planning horizon, (ii) a description of the banking organization’s process for assessing capital adequacy, (iii) the banking organization’s capital policy, and (iv) a discussion of any expected changes to the banking organization’s business plan that are likely to have a material impact on capital adequacy. The Federal Reserve calculates a banking organization’s stress capital buffer (“SCB”) requirement as part of the CCAR process, as further discussed below. The Federal Reserve evaluates capital planning and stress testing with a focus on whether those processes are supported by strong risk management and control frameworks. Significant deficiencies in a banking organization’s capital planning and stress testing processes may result in supervisory directives that require the banking organization to address the identified deficiencies and potentially limit the organization’s capital distributions. BancShares submitted a capital plan in 2024 in accordance with the regulatory requirements. As a banking organization with less than $250 billion in total consolidated assets, BancShares is not subject to the company-run stress testing requirements under the Dodd-Frank Act.

Capital Requirements. The Parent Company and FCB are subject to regulatory capital requirements under Basel III for the Tier 1 leverage ratio and ratios of qualifying capital to RWA (the “Risk-Based Capital Ratios” and, together with the Tier 1 leverage ratio, the “Regulatory Capital Ratios”). The total risk-based capital, Tier 1 risk-based capital, and common equity Tier 1 risk-based capital (“CET1”) ratios are the Risk-Based Capital Ratios. CET1 capital is generally common stock, additional paid in capital, and retained earnings less applicable capital deductions.

As a Category IV banking organization, the Parent Company is also subject to the SCB requirements for the Risk-Based Capital Ratios, subject to the applicable transition provisions. The SCB is calculated by the Federal Reserve for each large banking organization and reflects losses under the severely adverse scenario in the supervisory stress tests. The SCB is calculated as the greater of (i) the difference between the organization’s starting and minimum projected Risk-Based Capital Ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of the firm’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of RWA, or (ii) 2.5%, which is equal to the minimum capital conservation buffer under Basel III. The Parent Company will participate in the 2026 supervisory stress test which will determine the SCB applicable to the Parent Company. Additionally, federal banking agencies have developed prompt corrective action (“PCA”) thresholds (described below) for Regulatory Capital Ratios to determine whether an institution is well capitalized. Failure of a banking organization to meet regulatory capital guidelines may subject it to a variety of enforcement remedies, including constraints on capital distributions and discretionary executive compensation, restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

As of December 31, 2024, the Regulatory Capital Ratios of the Parent Company and FCB exceeded the applicable Basel III requirements and the PCA well capitalized thresholds as further addressed under “Capital” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table includes the Basel III requirements and PCA well capitalized thresholds for the Regulatory Capital Ratios.

	Basel III Minimum	Basel III Buffer	Basel III Total Requirement	PCA Well Capitalized Threshold
Regulatory Capital Ratios
Total risk-based capital	8.00%	2.50%	10.50%	10.00%
Tier 1 risk-based capital	6.00	2.50	8.50	8.00
Common equity Tier 1	4.50	2.50	7.00	6.50
Tier 1 leverage	4.00	—	4.00	5.00

Resolution Planning. Consistent with its status as a Category IV banking organization, subject to the applicable transition provisions, BancShares is not required to submit a resolution plan under the Dodd-Frank Act and the implementing regulations of the Federal Reserve and FDIC (a “Living Will”). A Living Will must describe the banking organization’s strategy for the rapid and orderly resolution of the parent company and nonbank entities within the banking organization under the U.S. Bankruptcy Code in a manner that substantially mitigates the risk that the failure would have serious adverse effects on financial stability in the United States.

FCB is required to submit a full resolution plan (“Resolution Plan”) to the FDIC under the Covered Insured Depository Institution rule (“CIDI Rule”). The CIDI Rule generally applies to FDIC-insured depository institutions (“IDIs”) with consolidated assets of $50 billion or more (with tailored requirements for IDIs with less than $100 billion in total consolidated assets). Resolution Plans submitted under the CIDI Rule generally require a more detailed discussion of the strategy for resolving the IDI than Living Wills (i.e., resolution plans required under the Dodd-Frank Act). The CIDI Rule requires that the Resolution Plans enable the FDIC as receiver to resolve the IDI in the event of its insolvency in a manner that ensures that depositors receive access to their insured deposits in a timely manner, maximizes the net present value return from the sale or disposition of a failed bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. Following an amendment to the CIDI rule effective October 1, 2024, Resolution Plans are evaluated under a new credibility standard. FCB is required to, among other things, submit a full Resolution Plan every three years and provide interim targeted information between full submissions. BancShares’ first submission under the new regulatory reporting requirements will be due July 1, 2025.

Risk Management. As a Category IV banking organization, subject to the applicable transition provisions, BancShares is required to maintain an enterprise-wide risk management system, governance program, and compliance system commensurate with its size, risks, activities, and complexity. This includes prescribed standards for the implementation of risk governance frameworks addressing credit risk, interest rate risk, liquidity risk, price risk, operational risk, compliance risk, strategic risk, and reputation risks, as well as third-party risk management controls and practices. As part of its risk management regulatory framework, the federal banking agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Additional topics include cybersecurity, climate financial-risk management, and compensation, as discussed further below. In general, the guidelines are principle-based and set forth regulatory expectations for, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. There are a number of obligations and restrictions imposed on banking organizations by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and to the DIF in the event of failure of a depository institution. BancShares continues to enhance its risk management and compliance program post-SVBB Acquisition to meet regulatory expectations.

Category III Requirements. BancShares would become a Category III banking organization under the Tailoring Rules, and would be subject to more stringent enhanced prudential standards, if it had consolidated assets of $250 billion or more, or $100 billion or more in total consolidated assets and $75 billion or more in weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure, based on a four-quarter trailing average. Enhanced prudential standards and risk-based capital requirements for Category III banking organizations include, but are not limited to, the Living Wills requirement, annual (rather than biennial) supervisory capital stress testing, biennial company-run stress testing (if consolidated assets were $250 billion or more), Liquidity Coverage Ratio (“LCR”) and Net Stable Funding Ratio (“NSFR”) requirements, and, under Advanced Approaches, enhanced risk-based capital requirements (e.g., a countercyclical capital buffer if activated and a supplementary leverage ratio requirement, among others). The Category III requirements apply at the holding company level as well to the subsidiary depository institution, to the extent applicable. The LCR requirement is designed to ensure that banking organizations have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days, and the NSFR requirement complements the LCR and ensures that a banking organization maintains a stable funding profile in relation to the composition of their assets and off-balance sheet activities over a one-year time horizon. The NSFR requirement ensures that a banking organization maintains minimum amounts of stable funding to support its assets, commitments, and derivatives exposures over a one-year time horizon. As a Category III banking organization, BancShares would be subject to a full LCR requirement and full NSFR requirement, unless it has less than $75 billion in average weighted short-term wholesale funding, in which case it would subject to a reduced LCR requirement and NSFR requirement at 85% of the full requirements. As a Category IV banking organization, subject to the applicable transition provisions, BancShares would be subject to modified LCR and NSFR requirements if it has $50 billion or more, but less than $75 billion, in average weighted short-term wholesale funding.

Proposed Rule for Basel III Endgame. In 2023, the federal banking agencies proposed a rule to implement the final components of the Basel III accords (the “Basel III Endgame”), which would apply additional capital requirements addressing credit risk, operational risk, and market risk for banking organizations with $100 billion or more in total consolidated assets. In general, the rules implementing Basel III Endgame as originally proposed would, among other things, require covered banking organizations to calculate total RWA for its Regulatory Capital Ratios under both an expanded risk-based approach and a standardized approach, use the lower of each as its binding Regulatory Capital Ratio for regulatory purposes (including capital planning, stress testing, and buffer frameworks), and require Category IV banking organizations to comply with the same enhanced risk-based capital requirements that apply to Category III banking organizations (e.g., a countercyclical capital buffer if activated and a supplementary leverage ratio requirement, among others). The proposal also would require Category III and Category IV banking organizations to follow the same requirements as Category I and Category II banking organizations in terms of mandatory inclusion of AOCI in capital for purposes of calculating regulatory capital requirements, as well as capital deductions and rules for minority interests.

In September of 2024, Federal Reserve Board Governor and Vice-Chair for Supervision, Michael Barr, announced his recommendation for a re-proposal of the rule that would not apply the Basel III Endgame changes to banking organizations with total consolidated assets between $100 billion and $250 billion, except as to mandatory inclusion of AOCI in capital for purposes of calculating regulatory capital requirements. Barr announced his resignation as Vice-Chair for Supervision, and the prospects for a final rule or re-proposal are uncertain at this time. We continue to evaluate the proposal, assess its potential impact and monitor for a re-proposal.

Proposed Long-Term Debt & Clean Holding Company Requirements. The federal banking agencies have proposed a rule that would require BancShares, as a banking organization with over $100 billion in total consolidated assets, to adhere to certain long-term debt and additional clean holding company requirements. In 2023, the federal banking agencies released the proposed rule which would require BancShares to (1) issue and maintain outstanding a minimum amount of long-term debt that would be available to absorb losses in the event of failure, (2) comply with “clean holding company” requirements for these holding companies (e.g., prohibition on engaging in certain activities at the holding company that could complicate its resolution) and (3) apply a stringent capital treatment to its holdings of long-term debt issued by other large banking organizations to discourage cross-holdings of long-term debt by other banking organizations. The minimum amount of eligible long-term debt required to be maintained would be equal to the greater of (i) 6% of the total RWA of the banking organization, (ii) 3.5% of average total consolidated assets of the banking organization, and, (iii) if it were subject to the supplementary leverage ratio, 2.5% of the leverage exposure under the supplementary leverage ratio for the banking organization. Debt instruments issued to satisfy the minimum long-term debt requirement would be required to meet certain criteria to ensure that the debt instruments can readily absorb losses in resolution. Compliance with the new requirements would be required through a phased-in approach over a three-year period, during which banking organizations would need to meet 25% of their long-term requirements by one year after effectiveness of the rule, 50% after two years, and 100% after three years. Additionally, if necessary for FCB to satisfy the minimum long-term debt requirements as a subsidiary of a covered company, the Parent Company would be required to purchase eligible internal debt securities from FCB in the amount necessary to satisfy such requirement. The proposal would allow banking organizations to receive credit for existing outstanding long-term debt that meets certain criteria. We continue to evaluate the proposal and assess its potential impact, and we expect we would need to issue additional long-term debt to satisfy these requirements.

Limitations on Dividends and Other Payments
The Parent Company and FCB are subject to limitations on dividends and other payments. A principal source of the Parent Company’s liquidity is dividends from FCB. Failure to meet any enhanced prudential standards discussed above, or other mandatory or discretionary action by regulators, could impact the Parent Company or FCB’s ability to declare dividends or make other payments or capital distributions, including equity repurchases. Federal and state banking agencies also have the authority to prohibit BancShares from engaging in an unsafe or unsound practice in conducting its business, which may limit or preclude capital distributions, depending on financial condition. In addition, the Parent Company’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Federal Reserve’s restrictions on capital distributions under the Basel III capital rules. Furthermore, under the Federal Deposit Insurance Act (the “FDI Act”), IDIs, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become undercapitalized. Additionally, banking organizations that are not considered well capitalized under the Basel III capital rules could be subject to restrictions on dividends, equity repurchases and compensation based on the amount of the shortfall. State law also prescribes certain limitations on payment of dividends.

Limitations on Mergers & Acquisitions
BancShares is subject to laws that may require regulatory approval for, or that otherwise impose limitations on, mergers, acquisitions or similar transactions. Failure to meet any enhanced prudential standards discussed above, or other mandatory or discretionary action by regulators, could impact the Parent Company or FCB’s ability to complete or place limitations on the consummation of mergers, acquisitions or similar transactions. For example, under the BHCA, a BHC must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another depository institution holding company or IDI, or prior to merging or consolidating with another depository institution holding company. In addition, federal market share limitations impose conditions that an acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. Federal Reserve rules also prohibit a financial holding company (“FHC”), which we have elected to be, from combining with another company if the resulting company’s liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies nationally.

The BHCA and other federal laws enumerate the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations' compliance with anti-money laundering (“AML”) laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the Community Reinvestment Act (“CRA”) of the IDIs involved in the transaction.

In addition, under the FDI Act as amended by the Bank Merger Act (“BMA”), any IDI must also obtain approval of the FDIC before any merger, acquisition or certain similar transactions with another institution if the resulting institution will be a state chartered bank that is not a member of the Federal Reserve System. The FDIC maintains a policy statement outlining the agency’s approach to evaluating bank merger and acquisition proposals under the BMA. The policy statement was last updated on September 17, 2024 to, among other things, clarify the FDIC’s approach to evaluating the statutory factors under the BMA, and specifically provide clarity regarding what features of merger transactions may be consistent with favorable findings on the statutory factors under BMA. The policy statement was adopted under former FDIC Chair, Martin Gruenberg. Acting Chair of the FDIC, Travis Hill, recently announced several priorities for the agency, including replacing the 2024 current statement of policy with the goal of improving the merger approval process. Until further action by the FDIC, the 2024 current statement of policy remains in effect, and it is unclear when a replacement policy statement would be adopted and how it will differ from the current policy statement.

The Department of Justice (“DOJ”) is responsible for evaluating mergers and acquisitions under the federal antitrust laws, and the Federal Trade Commission (“FTC”) is responsible for evaluating nonbank acquisitions by a banking organization under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). On September 17, 2024, the DOJ announced its withdrawal from the 1995 Bank Merger Guidelines and stated that the 2023 Merger Guidelines adopted by the DOJ and FTC in 2023, along with a new Banking Addendum, would be followed. Under the BHCA and BMA, mergers and acquisitions by BancShares are subject to a waiting period of 30-days unless the U.S. Attorney General consents to a shorter waiting period or the waiting period is otherwise waived by the approving banking agency due to an emergency that requires expeditious action or the proposal involves a probable bank failure. Transactions subject to review under the HSR Act are also subject to a 30-day waiting period, but the waiting period is only 15 days for transactions that are for cash tender offers or certain bankruptcy sales.

Holding Company Status
The Parent Company, as a BHC, is subject to laws that restrict the activities in which it is permitted to participate and impose requirements for support of FCB.

Activities. The Parent Company is generally limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. However, in addition to being a BHC, the Parent Company elected to be an FHC under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). BHCs that qualify and elect to be FHCs and continue to meet the eligibility requirements as an FHC (discussed below), though still limited in their activities, may more broadly engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury) or (ii) complementary to such financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Such activities may include, among other things, securities underwriting or merchant banking.

The eligibility requirements for an FHC include that the FHC and each of its subsidiary IDIs remain “well capitalized” and “well managed,” and any subsidiary IDI must have received a rating under the CRA of at least “satisfactory” in its most recent examination. An IDI and its holding company are considered to be well capitalized if they each satisfy the requirements for this status under applicable bank capital requirements. An FHC with $100 billion or more in total consolidated assets is considered well managed if it receives a rating of “Broadly Meets Expectations” or “Conditionally Meets Expectations” for each of the component ratings under the Federal Reserve’s Large Financial Institution (“LFI”) rating system. Under the LFI rating system, the Federal Reserve assigns ratings based on three supervisory components: (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls. If an FHC ceases to meet all of these requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities, as well as its ability to make certain acquisitions. If the failure to meet these standards persists, an FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of an FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, though it may still be permitted to continue its existing activities.

The Volcker Rule. The Volcker Rule generally prohibits “banking entities” from engaging in proprietary trading or owning, investing in, or sponsoring “covered funds” which is defined to include hedge funds and private equity funds, subject to certain exemptions. The Volcker Rule applies to the Parent Company, FCB, and their subsidiaries and affiliates that fit the definition of a “banking entity” under the implementing regulations. In connection with the SVBB Acquisition, BancShares acquired interests in a portfolio of private funds, which are held and managed in accordance with the Volcker Rule. BancShares has developed and implemented a Volcker Rule compliance program commensurate with the size, scope, and complexity of its activities and its business structure.

Source of Strength. Under the Dodd-Frank Act, BHCs are required to act as a source of financial strength to their subsidiary banks. Pursuant to this requirement, the Parent Company is expected to commit resources to support FCB, including at times when the Parent Company may not be in a financial position to provide such resources. Any indebtedness resulting from capital loans made by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal banking agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Community Reinvestment Act
The CRA requires the federal banking agencies to encourage financial institutions to help meet the credit needs of the local communities, including low- and moderate-income (“LMI”) neighborhoods. As discussed above, if FCB receives a CRA rating of less than “satisfactory” from the FDIC, its activities as an FHC may be limited. Performance under the CRA is also considered when federal banking agencies analyze applications for mergers and acquisitions, as well as branch openings.

In 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. The effective date of the rule was April 1, 2024, with compliance of the majority of its provisions required by January 1, 2026 and the compliance with data reporting requirements required by January 1, 2027. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates, and CRA evaluations and data collection requirements will be tailored based on bank size and type. The final rule was preliminarily enjoined on March 29, 2024, following legal challenge. We continue to monitor the case and for any appeal by the agencies.
In connection with the objectives of the CRA, FCB is currently implementing a community benefits plan that was developed in collaboration with representatives of national, state, and local community reinvestment organizations. Under the community benefit plan, FCB committed to invest $16 billion over a five-year period beginning in 2021 in the communities served by FCB, including $3.2 billion in home purchase, home improvement and mortgage refinance loans focused on LMI and minority borrowers in majority-minority geographies, $5.9 billion in small business lending, and $6.9 billion in community development lending and investments. The plan also provides for $50 million in CRA grants.

In addition, FCB is currently implementing an addendum to SVB’s prior community benefits plan. The addendum was agreed to by FCB in November 2023 in connection with the SVBB Acquisition and was developed through working with national, statewide, and local community reinvestment organizations to extend support to Northern California and Eastern Massachusetts. Under the addendum, FCB committed to a $6.5 billion community benefit target with the following components: $2.25 billion in small business lending, $3.6 billion in CRA development lending and investing, and $650 million in residential mortgages to LMI borrowers and in selected LMI census tracts. Additionally, FCB committed to $35 million in CRA grants, with $10 million of that sum dedicated to an affordable home mortgage subsidy program.

FDIC Insurance
FCB is required to pay the FDIC premiums for deposit insurance according to base deposit insurance assessment rate schedules, which remain elevated following a uniform increase of 2 basis points (“bps”) by the FDIC that began in the first quarterly assessment period of 2023. The FDIC increased the base deposit insurance assessments rates following growth in insured deposits during the first and second quarters of 2020 that caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. The increased assessment rate schedules are expected to remain in effect until the reserve ratio meets or exceeds 2%, absent further action by the FDIC.

In addition, FCB is subject to special assessments to recover the loss to the DIF associated with the bank failures in spring of 2023. The assessment base for an IDI is equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC began collecting the special assessment at an annual rate of 13.4 bps beginning with the first quarterly assessment period of 2024, and the agency is expected to continue to collect special assessments for an anticipated total of eight quarterly assessment periods. We accrued a FDIC insurance special assessment charge of $64 million in 2023. During 2024, the FDIC revised its loss estimate, indicating higher losses than originally estimated to the DIF, and therefore we accrued an additional charge of approximately $11 million, that is expected to be paid in two quarterly periods after the initial assessment payments.

Requirements for Brokered Deposits and Deposit Brokers; Limited Exception for Reciprocal Deposits
FCB may be limited in its ability to accept deposits made to it with the assistance of a third-party deposit broker if it is not well capitalized. Section 29 of the FDI Act and the FDIC’s implementing regulations limit the ability of an IDI to accept brokered deposits unless the institution is well capitalized, or the IDI is adequately capitalized and obtains a waiver from the FDIC. IDIs that are less than well capitalized generally cannot accept brokered deposits, and are subject to restrictions on the interest rates paid on deposits. IDIs that are well capitalized or adequately capitalized and meet certain other criteria are able to exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (defined generally as deposits received by a depository institution through a deposit placement network with the same maturity and in the same aggregate amount as deposits placed by the depository institution in other network institutions).

Transactions with Insiders and Affiliates
Pursuant to the Federal Reserve Act, Regulation W and Regulation O, the authority of FCB to engage in transactions with or make loans to insiders or “affiliates” is limited. Among other things, loan transactions with an affiliate generally must be collateralized and certain transactions between FCB and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to FCB, as those prevailing for comparable nonaffiliated transactions. Additionally, FCB is subject to individual and aggregate lending limits with respect to “extensions of credit” to Insiders. Further, FCB generally may not purchase securities issued or underwritten by affiliates. FCB receives management fees from its subsidiaries and the Parent Company for expenses incurred for performing various functions on their behalf. These fees are charged to each company based upon the estimated cost for usage of services by that company. All intercompany transactions are eliminated from the consolidated financial statements.

Crypto-Asset Related Activities
Under applicable guidance from the Federal Reserve and FDIC, banking organizations must give notice and obtain supervisory feedback prior to engaging in any crypto-related activities. In addition, prior to engaging in any such activities, the banking organization is expected to ensure that the activities are legally permissible under relevant state and federal laws and ensure that the banking organization has adequate systems, risk management, and controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws. As a result of the change in the presidential administration and anticipated corresponding changes in the leadership of the federal banking agencies, it is uncertain whether the agencies will continue to adhere to this supervisory framework. BancShares does not engage in any crypto-related activities but continues to monitor the regulatory landscape.

Anti-Money Laundering & Economic Sanctions
FCB and one of its subsidiaries, FC International, Inc. (“FC International”), are subject to the Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations, including USA PATRIOT Act of 2001 (the “Patriot Act”), that require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds, including AML compliance programs, and to report certain activity to the government. The BSA, which is administered by the U.S. Financial Crimes Enforcement Network, also requires covered financial institutions to provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness, and imposes compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as beneficial ownership requirements. The United States has also imposed economic sanctions on transactions with certain designated foreign countries, nationals and others, which are enforced by the U.S. Treasury’s Office of Foreign Asset Control (“OFAC”). Failure of a financial institution to maintain and implement adequate compliance programs for the foregoing, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA, OFAC and Patriot Act related laws, regulations and related sanctions.

Consumer Laws and Regulations
FCB is subject to certain laws and regulations designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, many of which are enforced by the CFPB. Under TILA in particular, residential mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, based on certain prescribed evaluation alternatives. The foregoing laws and related regulations mandate certain disclosures and regulate the manner in which financial institutions transact business with certain customers.

A number of regulatory authorities may enforce consumer laws and regulations. The CFPB is BancShares’ primary federal regulator for the regulation, supervision, and enforcement of the federal consumer protection laws. The CFPB is generally authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and service, and to take supervisory and enforcement action against financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. Enforcement actions may include imposition of substantial monetary penalties and nonmonetary requirements. In recent years, the CFPB has been focused on enforcement actions and rulemakings aimed at eliminating or restricting a number of fees assessed by financial institutions such as overdraft and non-sufficient funds (“NSF”) fees as well as other transaction- and account management-related fees deemed by the CFPB to be “junk fees.” In response to this and other legislative and regulatory scrutiny, in January 2022, we announced an elimination of NSF fees and a decrease in overdraft fees. On December 12, 2024, the CFPB adopted its final overdraft rule, which requires institutions with more than $10 billion in assets to (i) cap their overdraft fee at $5, (ii) cap their fee at an amount that covers costs and losses, or (iii) treat overdraft lending the same as other loans and comply with the standard legal and regulatory requirements that govern other consumer loans, like credit cards, with account disclosures, periodic statements, and autopay options. The compliance date for the rule is October 1, 2025. On December 16, 2024, several trade groups filed a lawsuit in federal court against the CFPB challenging the statutory authority of the agency to adopt the rule. On February 8, 2025, the acting director of the CFPB issued a notice to staff to cease all supervision and examination activity. We continue to monitor the impacts of the change in political environment on the CFPB as a result of the Trump administration and makeup of Congress, the status of the lawsuit, and prepare for compliance with the rule.

FCB, as a state-chartered bank, is also subject to state consumer protection laws in the states in which it operates, and the Dodd-Frank Act enhanced the ability of state attorneys general to enforce federal consumer protection laws.
Privacy, Data Protection, and Cybersecurity
BancShares is subject to a number of federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. These laws include certain portions of the GLBA, the federal banking agencies’ Computer-Security Incident Notification rule (the “36 Hour Rule”), the SEC’s item for cybersecurity incidents Current Report on Form 8-K (“Cybersecurity Form 8-K Item”), the California Consumer Privacy Act of 2018 (the “CCPA”), and the New York Department of Financial Services’ (“NYDFS”) 2017 cybersecurity regulation (the “NY Cybersecurity Regulation”).

These laws govern the collection, sharing, use, disclosure and protection of personal information, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. The GLBA and its implementing regulations and guidance limit the ability of financial institutions to disclose certain non-public information about consumers to nonaffiliated third parties, and further require financial institutions to notify consumers of their privacy policies and practices, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party in some cases, implement appropriate safeguards to their customers’ nonpublic, personal information, and, in some instances, notify regulators and/or customers in the event of a data breach under applicable laws. The 36 Hour Rule requires that banking organizations notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a computer-security incident that rises to the level of a notification incident under the rule, and that bank service providers notify any affected bank to which, or on behalf of which, the service provider provides services as soon as possible after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The Cybersecurity Form 8-K Item generally requires that public companies disclose a material cybersecurity incident on a Current Report on Form 8-K within four days of management’s determination that the incident is material. The CCPA provides for enhanced individual privacy rights and imposes increased obligations on companies handling personal information, and the NY Cybersecurity Regulation requires financial institutions regulated by NYDFS to, among other things, implement certain cybersecurity controls and make reports to NYDFS upon the occurrence of certain cybersecurity events.

In addition, on October 22, 2024, the CFPB adopted its final rule for Personal Financial Data Rights, commonly known as the “Open Banking” rule, designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions. This rule requires financial institutions to make consumers’ data available upon their request and without charge to other authorized financial institutions or other third parties in a secure and reliable manner and defines obligations for those third parties accessing consumers’ data, including privacy protections.

In addition to the foregoing, federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines and related regulatory materials increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Under SEC rules, companies also must provide enhanced disclosures in their Annual Reports on Form 10-K with respect to cybersecurity risk assessment and management, strategy and governance, including disclosures regarding management’s role in overseeing the public company’s cybersecurity risk management and compliance program. Refer to Item 1C. Cybersecurity for additional information.

The U.S. Congress, federal and state regulators, as well as regulators outside the United States, have implemented or are considering implementing data protection laws or regulations, which could create new individual privacy rights and impose increased obligations on companies handling personal information, impacting our data security- and privacy-related internal controls and risk profile. For example, in Europe and in the United Kingdom, both the EU General Data Protection Regulation and the UK General Data Protection Regulation impose extensive obligations on companies that process personal data of individuals in Europe, with the potential for significant fines for non-compliance (up to 4% of total annual worldwide revenue). Some of its requirements include prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities.

Climate
BancShares is subject to a number of laws relating to climate, among those being the federal banking agencies’ Principles for Climate-Related Financial Risk Management for LFIs (the “CRFR Banking Principles”) and California’s Climate Corporate Data Accountability Act (the “California CCDAA”) and Climate-Related Financial Risk Act (the “California CFRA”). The CRFR Banking Principles provide a high-level framework for the safe and sound management of exposures to climate-related financial risks, including physical and transition risks associated with climate change, and cover governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. The California CCDAA requires annual public disclosure of scope 1, 2, and 3 greenhouse gas emissions, with scope 1 and 2 reporting required in 2026 and scope 3 in 2027, and the California CRFRA requires biennial public disclosure of climate-related financial risks, with the first disclosure required by January 1, 2026. New York is considering a law similar to the California CRFRA.

Compensation
Our compensation practices are subject to oversight by the federal banking agencies, Nasdaq, and, with respect to some of our subsidiaries, by other financial regulatory agencies. The federal banking agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provides that supervisory findings with respect to incentive compensation will be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provides that the agencies may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies. Pursuant to SEC rules and the listing standards of the Nasdaq mandated by the Dodd-Frank Act, Nasdaq listed companies are required to (i) adopt and implement a compliant incentive compensation clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy is filed as Exhibit 97 to this Annual Report on Form 10-K. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. On May 6, 2024, the FDIC, the OCC and the Federal Housing Finance Agency issued a notice of proposed rulemaking (“NPR”) to address incentive-based compensation arrangements. The proposed rule includes general qualitative requirements aimed at making incentive-compensation arrangements more sensitive to risk that are applicable to all covered financial institutions, as well as additional requirements for financial institutions with total consolidated assets of $50 billion or more. The prospects and timing for the adoption of the proposed rule remain uncertain because both the Federal Reserve and the SEC have not joined the proposal.

Artificial Intelligence
We are subject to regulation of our business and operations, including risk management, with respect to artificial intelligence (“AI”). In 2023, the Biden Administration issued an Executive Order on Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (“Executive Order 14110”) that required certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies. On June 24, 2024, the CFPB along with the federal banking agencies, the National Credit Union Administration, and the Federal Housing Finance Agency, adopted a final rule on Quality Control Standards for Automated Valuation Models to address the use of algorithms and AI in estimating home values. The final rule implements quality control standards mandated by the Dodd-Frank Act for the use of automated valuation models by mortgage originators and secondary market issuers in determining the collateral worth of a mortgage secured by a consumer’s principal dwelling.

In addition, on March 27, 2024, the U.S. Treasury released a report that cautioned financial institutions like us to be aware of the special vulnerabilities of AI-based tools and the novel capacities that AI grants to threat actors seeking to carry out targeted cyberattacks against financial institutions. On September 23, 2024, the DOJ updated its guidance to federal prosecutors in conducting an investigation of a corporation related to the evaluation of corporate compliance programs, including an expectation that companies will have conducted a risk assessment regarding the use of new technologies like AI and taken appropriate steps to mitigate related risk. On January 20, 2025, President Trump revoked Executive Order 14110, and on January 23, 2025, President Trump issued an Executive Order on Removing Barriers to American Leadership in Artificial Intelligence, and mandating the review of policies, directives, regulations, orders and other actions taken pursuant to the revoked Executive Order 14110.

States are actively regulating the use of AI technologies, including initiatives from the California Privacy Protection Agency and the NYDFS. We continue to monitor and evaluate proposals related to AI regulation and assess their potential impact.

Other Regulated Subsidiaries

BancShares’ broker-dealer and registered investment adviser subsidiaries are regulated by the SEC and, with respect to broker-dealers, by the Financial Industry Regulatory Authority (“FINRA”). The broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states and local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect the ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

BancShares’ insurance activities are subject to licensing and regulation by state insurance regulatory agencies. Insurance regulatory authorities generally have broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Our Vermont insurance captive subsidiary is required to file reports, generally including detailed annual financial statements, with the insurance regulatory authority, and its operations and accounts are subject to periodic examination by such authorities.

BancShares’ equipment financing and leasing operations are subject to laws, rules, and regulations administered by authorities in jurisdictions where business is conducted. In the United States, equipment financing and leasing operations are subject to rules and regulations relating to health, safety, operations, maintenance, and mechanical standards promulgated by federal and state agencies and industry organizations.

In connection with its Rail segment, BancShares’ maintains a wholly owned subsidiary, FC International, which is a corporation chartered by the Federal Reserve pursuant to Section 25A of the Federal Reserve Act (“Edge Act”). Edge Act corporations are banking organizations that are authorized to engage in international banking and foreign financial transactions, and the U.S. activities of such corporations are generally limited to those that are incidental to their foreign operations. FC International holds equity interests in foreign companies that support our Rail segment. FC International is subject to supervision and regulation by the Federal Reserve, including examination, reporting, capital, and the BSA and AML requirements pursuant to the Edge Act and the Federal Reserve’s Regulation K.

Impact of Presidential and Congressional Elections on Recent Rulemaking
Control of the White House and the U.S. Congress shifted to the Republican Party in January 2025 as a result of the recent presidential and congressional elections. President Trump and many Republican members of Congress have advocated for a significant reduction of financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to regulatory agencies. Consequently, Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the Biden administration, particularly the actions taken in the past year. Notably, the CFPB announced the appointment of a new acting director as of February 7, 2025, and instructed employees to “cease all supervision and examination activity” as of February 8, 2025. Further, a change in the leadership of the FDIC and OCC is expected under the Trump administration; however, the timing and impact of any future changes in leadership on the regulatory, enforcement, and supervisory priorities of each agency is uncertain at this time. We will continue to closely monitor developments and changes to the regulatory agencies.

Available Information

We make available on our investor relations website (ir.firstcitizens.com) BancShares’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information electronically filed by BancShares. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

Item 1A. Risk Factors.

Risk Factor Summary

We are subject to a number of risks and uncertainties that could have a material impact on our business, financial condition and results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We encounter risks as part of the normal course of our business, and our success is dependent on our ability to identify, understand and manage the risks presented by our business activities. We categorize risks in this Item 1A. Risk Factors into the following areas, and the principal risks and uncertainties that management believes make an investment in us speculative or risky are summarized within their respective areas:

•Strategic Risks: The risk to our current and projected financial condition arising from adverse business decisions, poor implementation, or lack of responsiveness to changes in the industry and operating environment.
▪We may be adversely affected by risks associated with previous or potential future acquisitions, and any future acquisition may be subject to increased regulatory scrutiny.
▪We encounter significant competition that may reduce our market share and profitability and our financial performance depends upon our ability to attract and retain customers for our products and services, which may be adversely impacted by weakened consumer or business confidence and by any inability on our part to predict and satisfy customers’ needs and demands.

•Operational Risks: The risks of loss resulting from inadequate or failed processes, staffing and systems or from external events.
▪We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.
▪A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. Such an event could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.
▪We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

•Credit Risks: The risks that a borrower, obligor, or counterparty will fail to perform on an obligation.
▪If we fail to effectively manage credit risk, our business and financial condition will suffer.
▪Our allowance for credit losses may prove to be insufficient to absorb losses in our credit portfolios.
▪Our concentration of loans and leases in certain industries increases the risk of losses and could impair our earnings if these industries experience economic difficulties.

•Market Risks: The risks to our financial condition resulting from adverse movements in domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, and changes in consumer spending, international trade policy, and fiscal and monetary policy.
▪Failure to effectively manage our interest rate sensitivity within our defined risk appetite could adversely affect our earnings.
▪Unfavorable economic conditions, as considered through a range of metrics, have and could continue to adversely affect our business.

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
▪If our current level of balance sheet liquidity were to experience significant pressure, it could affect our ability to pay withdrawals by depositors, repay the Purchase Money Note (defined below) and fund our operations.
▪We are subject to enhanced liquidity risk management requirements as a Category IV banking organization, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

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
▪If we fail to meet regulatory guidelines, including enhanced capital adequacy, liquidity, stress testing, and capital planning requirements, or are subject to certain other legal limitations, our financial condition and ability to pay dividends or make other payments could be adversely affected.
▪Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

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
▪Accounting for acquired assets may result in earnings volatility.

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

The risks and uncertainties that management believes are material to an investment in us are described below. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline. The below risk factors should be read in conjunction with the information under “Regulatory Considerations” in Item 1. Business, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Strategic Risks

We may be adversely affected by risks associated with previous and future acquisitions, and any future acquisitions may be subject to increased regulatory scrutiny.

We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval or requirements, and we may be subject to potentially increased regulatory requirements in the future. Further, changes in policies focused on bank acquisitions may interfere or impede future acquisition opportunities. The FDIC and DOJ recently revised their bank merger review standards. These agency actions have significantly modified the existing regulatory framework for bank merger transactions such that future proposed bank merger transactions by us may be subject to heightened regulatory scrutiny. Refer to Item 1. Business—Regulatory Considerations—Limitations on Mergers & Acquisitions for additional discussion on these developments. Early indications suggest that the Trump administration will encourage the agencies to return to a less restrictive approach to bank merger reviews, including possible rescission or modification of the recent pronouncements described above. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in any future acquisitions being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.

We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain required regulatory approvals in a timely manner or at all, or the approval for such opportunity could include conditions imposing additional costs or limitations that reduce the anticipated related benefits.

In addition, we may fail to realize the anticipated benefits of our previous acquisitions and fully integrating our prior acquisitions may be more difficult, costly or time-consuming than expected. Acquisitions of financial institutions, assets of financial institutions or other operating entities involve operational risks and uncertainties, including but not limited to:

•difficulties, inefficiencies, or cost overruns associated with the integration of operations, personnel, technologies, services, and products of acquired companies with ours;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•potential disruption to our business; and
•the possible loss of key executive officers, employees and customers.

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

In the past, we have acquired, and may in the future continue to acquire, certain assets and assume certain liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted transactions, such as the SVBB Acquisition, present unique risks because of the limited due diligence, expedited timelines, minimal negotiation of terms required by the FDIC and the limited availability of audited financial statements of the assets acquired and liabilities assumed. To mitigate certain of those risks, including credit risks of acquired loans, FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing. For example, in connection with the SVBB Acquisition, FCB entered into a commercial shared loss agreement with the FDIC. Although loss sharing agreements reduce the credit risks of, and capital required for, FDIC-assisted transactions, these transactions often require additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with applicable FDIC standards. If the covered loans are not managed in accordance with the commercial shared loss agreement, the FDIC has the right to refuse or delay payment for loan losses. Losses we experience on the assets acquired in the SVBB Acquisition that are not covered under the commercial shared loss agreement could have an adverse effect on our business, financial condition, results of operations and prospects.

The SVBB Acquisition, like the CIT Merger, increased the breadth and complexity of our business with the addition of new business lines in which we had not previously engaged and expanded our geographic scope to new areas. Further, legacy Silicon Valley Bank loans were concentrated within certain industries, including technology, life science and healthcare, and with private equity and venture capital clients. Our future success depends, in part, upon the continued ability to manage this expanded business while strengthening our reputation among the venture capital and private equity communities, and other participants in the industries that legacy Silicon Valley Bank served, which poses challenges for management, including challenges related to the management and monitoring of new and expanded operations and associated increased costs and complexity.

We encounter significant competition that may reduce our market share and profitability and our financial performance depends upon our ability to attract and retain customers for our products and services, which may be adversely impacted by weakened consumer or business confidence and by any inability on our part to predict and satisfy customers’ needs and demands.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry, and we expect competition to intensify. We compete with other banks and specialized financial services providers in our market areas for customers, sources of revenue, capital, services, qualified employees and other essential business resources. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; leasing companies; various wealth management providers; private equity firms; hedge funds; independent and captive insurance agencies; mortgage companies; and other non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer, which may enable them to be more aggressive than us in competing for loans and deposits. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal or state income taxes. The fierce competitive pressures that we face adversely affect pricing and other terms for many of our products and services, and we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

We also compete with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. In addition, checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. Our bank customers could take their money out of FCB and put it in alternative investments, causing us to lose a lower-cost source of funding.

Additionally, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods without involving banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or virtual accounts. Consumers can also complete transactions, such as paying bills or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers. Accordingly, digital asset service providers, which, at present, are not subject to as extensive regulation as banking organizations and other financial institutions, have become active competitors for our customers’ banking business and may have greater flexibility in competing for business. A recent Executive Order issued by President Trump states that the policy of the Administration will be to support the responsible growth of digital assets, blockchain technology and related technologies across the U.S. economy. The Executive Order includes a prohibition on the creation of a central bank digital currency and states a policy of promoting the development of dollar denominated stablecoins. Further, new leadership of the SEC and FDIC has indicated that each agency will pursue initiatives to promote innovation and technology adoption by institutions under their supervision, including by establishing a more transparent supervisory framework for digital assets and digital asset-related activities.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, the CFPB’s Open Banking rule is designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions as further detailed in Item 1. Business—Regulatory Considerations—Privacy, Data Protection, and Cybersecurity, which could lead to greater competition for products and services among banks and nonbanks. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Certain provisions in our Certificate of Incorporation, Bylaws and certain statutes and regulations may make it more difficult for a third party to change our management or acquire control of us, even if stockholders might consider the change in management or change in control to be in their best interests.

We are a BHC incorporated in the state of Delaware. Certain anti-takeover provisions under Delaware law and certain provisions contained in our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation) and Amended and Restated Bylaws (our “Bylaws”) could delay or prevent the removal of our directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest that a stockholder might consider to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

•allow the Board to issue and set the terms of preferred shares without further stockholder approval, subject to the terms of any class or series of preferred shares;
•limit who can call a special meeting of stockholders to the Board, the Chairman of the Board, the Chief Executive Officer, the President, or the Secretary;
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of stockholders; and
•authorize the issuance of two classes of common stock, one of which, Class B common stock, par value $1 per share (“Class B common stock”), is entitled to cast 16 votes per share. As of December 31, 2024, approximately 60% of the outstanding shares of Class B common stock and approximately 20% of the outstanding Class A common stock may be deemed to be beneficially owned or controlled by the Holding family members expected to be identified in the 2025 Proxy Statement as principal stockholders of ours.

These provisions, as well as certain statutes and regulations as discussed in Item 1. Business—Regulatory Considerations—Limitations on Mergers & Acquisitions or otherwise, may discourage bids for our common stock at a premium over market price, adversely affecting the price that could be received by our stockholders for our common stock and render the removal of our board of directors and management more difficult. Additionally, the fact that the Holding family members expected to be identified in the 2025 Proxy Statement as principal stockholders of ours as of December 31, 2024 may be deemed to beneficially own or control shares representing over 40% of the voting power of our common stock and, together with other Holding family members and entities related to them, may be deemed to beneficially own or control shares in excess of 50% of our voting power of our common stock, may discourage potential takeover attempts and bids for our common stock at a premium over market price.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or, if such court lacks jurisdiction, the federal district court of the District of Delaware, will be the sole and exclusive forum for substantially all disputes between us and our stockholders. This could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or stockholders.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or, if such court lacks jurisdiction, the federal district court of the District of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholder to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Our choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our choice of forum provisions do not provide that they will relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, nor do they provide that our stockholders will be deemed to have waived our compliance with these laws, rules and regulations.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.

There is some uncertainty as to whether a court would enforce our exclusive forum provisions. If a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

The Parent Company relies on dividends from FCB for returning capital to stockholders, paying dividends on its common and preferred stock and servicing its debt obligations, and FCB’s ability to pay the Parent Company dividends may be restricted.

The Parent Company is a separate legal entity from FCB, but the Parent Company derives most of its revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which the Parent Company returns capital to stockholders, whether through the payment of dividends on its common and preferred stock or the repurchase of shares pursuant to a share repurchase program (“SRP”). In addition, these dividends are the primary source for paying interest and principal on its debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to the Parent Company. Refer to Item 1. Business—Regulatory Considerations—Limitations on Dividends and Other Payments for additional information. Among other things, we are required to submit an annual capital plan to the Federal Reserve that includes any planned dividends or equity repurchases over a set planning horizon. The Federal Reserve could prohibit or limit the Parent Company’s payment of dividends, redemptions, or stock repurchases if it determines that payment of the dividend or such equity repurchase would constitute an unsafe or unsound practice. In the event FCB is unable to pay dividends to us for an extended period of time, the Parent Company may not be able to service its debt obligations or pay dividends on its common or preferred stock, and the inability to receive dividends from FCB could consequently have a material adverse effect on our business, financial condition and results of operations.

New technologies, and our ability to efficiently and effectively implement, market and deliver new products and services to our customers present competitive risks.

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-related products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The rapid growth of new digital technologies related to the digitization of banking services and capabilities, including through internet services, smart phones and other mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. These trends were accelerated by more employees that work-from-home, which has increased demand for mobile banking solutions. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. New technologies by banks and non-bank service providers may create risks if our products and services are no longer competitive with then-current standards, and could negatively affect our ability to attract or maintain a loyal customer base. In addition, our utilization of new technologies may also create risks that our customers may not be ready for or may not adopt such technologies. We may not be able to effectively implement new technology-related products and services that allow us to remain competitive or be successful in marketing these products and services to our customers. These risks may affect our ability to grow and retain customers and could reduce our revenue streams from certain products and services, while increasing expenses associated with developing more competitive solutions, which could adversely affect our results of operations and financial condition.

We are subject to reputational risks that could harm our business and prospects. If we were subject to reputational harm, it could have a material adverse impact on our business, financial condition and results of operations.

Maintaining our reputation is important to our business and our brand. We are subject to reputational risks that could harm our business and prospects and arise from numerous sources, including those discussed further in this Annual Report on Form 10-K. Sources of reputational risks have included and may in the future include, among others, cyberattacks, legal claims and regulatory action, fraudulent activities aimed at us or parties with whom we do business, inaccurate or incomplete data, insufficient operational infrastructure or oversight, employee misconduct, non-compliance with applicable law or regulatory policies by us or parties with whom we do business, any inability to provide reliable financial reports or maintain effective internal controls, failure of our environmental, social and governance (“ESG”) practices to meet investor or stakeholder expectations, or public perceptions of our business practices, including our deposit pricing and acquisition activity.

Our reputation may also be damaged by adverse publicity or negative information regarding us, whether or not true, that may be published or broadcast by the media or posted on social media, non-mainstream news services or other parts of the internet. This risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels. Because we conduct most of our businesses under the “First Citizens” brand, negative public opinion about one business could affect our other businesses.

Reputational harm may lead to, among other things, a decline in our deposit balances and an increased risk that we become subject to litigation and regulatory action. Such reputational harm could have a material adverse impact on our business, financial condition and results of operations.

Operational Risks

We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.

Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including, but not limited to, employee fraud, customer fraud, control lapses in bank operations and information technology, and pace of change brought about by organizational growth. Our dependence on our employees and internal and third-party automated systems and vendors to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. Our internal controls that are intended to safeguard and maintain our operational and organizational infrastructure and information, as well as oversee and monitor control effectiveness, have inherent limitations and may not be successful. We have been, and may in the future be, subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, our railcars are used to transport a variety of products including, but not limited to, cement, energy products, chemicals and coal. An accidental derailment of these railcars could result in personal injury and property damage, which could be significant, as well as potential environmental remediation and restoration obligations and penalties. Failure to maintain appropriate operational infrastructure and oversight or to safely operate our business can lead to loss of service to customers, reputational harm, legal actions and noncompliance with various laws and regulations, all of which could have a material adverse impact on our business, financial condition and results of operations.

A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. Such an event could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

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

We, as well as our customers, regulators, third-party service providers, and other third parties with whom we do business, have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks include computer viruses, malicious or destructive code, ransomware, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or personal data. As cyber threats continue to evolve, we have been and will continue to be required to expend significant resources to continuously enhance our protective measures and may be required to expend significant resources to investigate and remediate any information security vulnerabilities or incidents. We could continue to experience cyberattacks, and we acknowledge that we cannot implement guaranteed preventive measures against all security threats. Additionally, a security breach may be difficult to detect, even after it occurs, which may compound the issue related to such breach.

Continued geopolitical and geographical turmoil, including the ongoing conflicts in Ukraine and the Middle East, as well as increasing tensions in the South China Sea, has heightened the risk of cyberattacks and has created new risks for cybersecurity. For example, the U.S. government has warned that sanctions imposed against Russia by the United States in response to its conflict with Ukraine could motivate Russia to engage in malicious cyber activities against the United States. In addition, the U.S. government has warned that Iran may pose an increased cyber threat to U.S. critical infrastructure, such as the financial services sector, as the conflicts in the Middle East continue. If such cyberattacks occur, it could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty. FCB has a higher risk of being impacted by geopolitical events due to FCB’s expanded geographic footprint and increased prominence. Our Enterprise Cyber Security Office (“ECSO”) continues in its efforts to closely monitor changes in the threat landscape.

Cybersecurity risks for large banking institutions, such as FCB, have significantly increased in recent years in part because of the proliferation of new technologies, including generative AI, the use of the internet and mobile banking to conduct financial transactions, and the increased sophistication of criminal activities. In March 2024, the U.S. Treasury cautioned financial institutions with respect to AI vulnerabilities and threat-actor capabilities, and in September 2024, the DOJ updated guidance to prosecutors in their investigations of corporations, including an expectation of corporations having conducted risk assessments regarding use of new technologies like AI. Refer to Item 1. Business—Regulatory Considerations—Artificial Intelligence for additional information. Cyberattacks involving LFIs, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated. In particular, there has been an observed increase in the number of distributed denial of service attacks against the financial sector in recent years, which increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. These risks are expected to continue and further intensify in the future. Even the most advanced control environment may be vulnerable to compromise given the possibility of employee error, failures to follow security procedures or malfeasance. Additionally, the increase of supply chain attacks, including potential attacks on third parties with access to our data or those providing critical services to us, remain an operational risk. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. Furthermore, past and future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Although to date we are not aware of any material losses or other material consequences relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or third parties, we may suffer such losses or other consequences in the future. Additionally, insurance coverage may not be available for such losses or, where available, such losses may exceed insurance limits.

We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

We rely on our employees to design, manage and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. In some cases, we may rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our business, relationships and activities, including compliance, risk management and fraud prevention.

As a result of our necessary reliance on employees, whether ours or those of third parties, to perform these tasks and manage resulting risks, we are subject to human vulnerabilities. These may range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls and procedures may not be adequate to prevent problems resulting from human involvement in our business, including risks of employee misconduct or malfeasance as well as risk associated with the design, operation and monitoring of systems and controls, whether manual or automated. We may also fail to adequately maintain a culture of risk management among our employees. These concerns are increased when we introduce new products or services, acquire or invest in a business or implement new technologies, or change systems, processes or procedures (including in connection with strategic efforts to streamline the information technology operating environment and improve data infrastructure), as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover and labor shortages. In addition, while we use automation in design of manual systems and controls to help reduce some risks, we continue to rely on many manual systems and controls. Use of automation also may present its own risks, including potential outages or other problems, and does not eliminate the need for effective design, operation and remediation by employees.

Any of the foregoing may lead to customer remediation costs, regulatory fines or penalties, litigation or enforcement actions or limitations on our business activities, as well as reputational harm and an erosion in customer confidence, any of which could impact our financial and competitive position.

We are subject to litigation and other legal liability risks, and our expenses related to such risks may adversely affect our results.

We are subject to litigation and other legal liability risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that have been or may be initiated against us (including against entities that we acquire) or that involve matters for which we have indemnification obligations or other retained liabilities from time to time could involve large monetary sums and significant defense costs. During the last credit crisis, we saw the number of cases and our expenses related to those cases increase and we expect to see the same in future credit crises. The outcomes of such cases are always uncertain until finally adjudicated or resolved.

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

Substantial legal claims or significant regulatory action against us or that involve matters for which we have indemnification obligations or other retained liabilities could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and regulatory actions which could adversely affect our results of operations and financial condition. For additional information, refer to the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, Note 23—Commitments and Contingencies.

We depend on qualified personnel for our success and may not be able to retain or attract such personnel.

As a human capital-intensive business, our success largely depends on our ability to attract, develop, and retain highly skilled and qualified executive officers and management, financial, compliance, technical, operations, risk management, sales, and support employees. Attracting and retaining key talent is of heightened importance due to the significant expansion of the size, geographic reach and operational scope of our business that occurred in connection with the CIT Merger and SVBB Acquisition.

We face significant competition in the recruitment of qualified executive officers and employees. We may also be limited by other factors in our ability to retain executive officers and employees, which may result in, among other things, departures following or in connection with our mergers and acquisition activity. Losses of, or changes in, our current executive officers or other key personnel and their expertise and services, or substantial increases in the costs of employee compensation or benefits, may disrupt our business and could adversely affect our financial condition and results of operations.

We have developed an executive officer succession plan intended to develop leadership and avoid significant disruptions in our business. However, implementation could be incomplete or ineffective. In order to be successful in developing and retaining current executive officers and other key personnel we recognize that it is important to execute on our talent management and succession planning process to maintain personnel to support current operations, as well as retain talent to continue to execute growth, expansion and acquisition strategies.

If we were unsuccessful in retaining our current executive officers or other key personnel or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies, those strategies could fail or be less successful than they would otherwise be.

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. We have also adopted a clawback policy applicable to certain incentive compensation received by our executive officers as required by SEC rules and Nasdaq listing standards. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements, which rules have not been finalized to date. Refer to Item 1. Business—Regulatory Considerations—Compensation for additional information. If, because of complying with existing or future rules, we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

We are exposed to losses related to fraud.

As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit fraud, hide fraudulent activity, and proliferate effective techniques through social media. Fraudulent activity that we have been and are likely to continue to be exposed to can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to automated teller machines, use of AI to facilitate the perpetration of social engineering and impersonation schemes and identity theft, peer-to-peer payment fraud, social engineering, digital fraud, malware, and phishing, smishing, or vishing attacks to obtain personal information and fraudulent impersonation of our customers through the use of falsified documents, fake identification, or stolen credentials. We expect that combating fraudulent activities as they evolve will require continued ongoing investments and attention in the future as significant fraud could cause us direct losses for which insurance coverage may not be available, or where available, that exceed insurance limits, result in potential legal actions as a result of operational deficiency or noncompliance with regulatory standards, or impair our customer relationships, among other potential consequences, adversely impacting our reputation or results of operation.

Our business and financial performance could be impacted by natural or man-made disasters, global pandemics, acts of war or terrorist activities, climate change or other adverse external events.

Natural or man-made disasters (including, but not limited to, earthquakes, hurricanes, tornadoes, floods, tsunamis, fires, pollution, and explosions), global pandemics, acts of war, terrorist activities, climate change or other adverse external events, as well as government actions or other restrictions in connection with such events, could hurt our financial performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina, South Carolina, California, Texas, New York, Massachusetts and Florida, including areas where our facilities and retail and commercial customers have been and, in the future, could be impacted by hurricanes and flooding, earthquakes, wildfires, and rising sea levels. We also do business in Georgia, Virginia, Nebraska, Arizona, New Jersey, Hawaii, Nevada, as well as in Canada and other international locations our clients are domiciled, all of which also include areas significantly exposed to the foregoing risks. We could also suffer adverse results to the extent that disasters, wars, terrorist activities, riots or civil unrest affect the broader markets or economy or our operations specifically. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events, and such quality and ability may be inadequate.

There has been increasing regulatory, political and social attention to the issue of climate change and related environmental sustainability matters. Federal and state legislators and regulatory agencies have issued, proposed, and continue to advance numerous legislative and regulatory initiatives seeking to mitigate the negative effects of climate change. Refer to Item 1. Business—Regulatory Considerations—Climate for additional information. We would expect to experience increased compliance costs and other compliance-related risks associated with complying with all such laws and regulations, and guidance applicable to our operations. Moreover, this could result in increased management time and attention to ensure we are compliant with the regulations and expectations. Such climate change-related measures may also result in the imposition of taxes and fees, the required purchase of emission credits or the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks.

As a banking organization, the physical effects of climate change may present certain unique risks to us, our customers, collateral, or third parties on which we rely. For example, an increase in the frequency or magnitude of natural disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events have in the past and may in the future cause reductions in regional and local economic activity that have had and in the future may have an adverse effect on our customers. Consumers and businesses in communities that we serve may change their behavior and preferences because of these issues and new climate change laws and regulations aimed at mitigating climate change. The impact on our customers will likely vary depending on their geographic location, specific attributes, including their reliance on or role in carbon intensive activities and therefore, we could experience a drop in demand for our products and services, particularly in certain sectors. We may also be subject to adverse action and scrutiny from our regulators or other third parties, such as environmental advocacy organizations or state governments, in relation to how our business relates to, has addressed or failed to address, or disclosed climate change-related risks. Each of these outcomes, in addition to other risks posed by climate change, could have a material adverse effect on our financial condition and results of operations and may require that additional expenses and resources be incurred as we evolve our strategy and internal policies with respect to these matters.

We rely on third-party vendors to provide key components of our business infrastructure, and our vendors may be responsible for or contribute to failures that adversely affect our operations.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers leading to non-compliance with regulatory requirements. Third party vendors also present information security risks to us, both directly and indirectly through our customers. While we monitor significant vendor risks, including the financial stability of critical vendors, our monitoring may be inadequate and incomplete. The failure of a critical third-party vendor to provide key components of our business infrastructure could substantially disrupt our business and cause us to incur significant expense while harming our relationships with our customers.

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

The FDIC maintains the DIF to protect insured depositors in the event of bank failures. The DIF is funded by insurance premiums assessed on IDIs including FCB. Future insurance premiums paid by banks, including FCB, will depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. For example, the FDIC began collecting a special assessment to recover the loss to the DIF associated with the bank failures in spring of 2023, beginning with the first quarterly assessment period of 2024. Refer to Item 1. Business—Regulatory Considerations—FDIC Insurance for additional information on insurance premiums, as well as payment of the special assessment. We may be required to pay significantly higher insurance premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.

Changes being proposed and implemented by the Trump administration are expected to fundamentally alter the size and scope of the federal government through reduction of the federal work force and the potential reduction, change in direction or possible elimination of, various government agencies and programs.

The Trump administration is proposing and seeking to implement significant changes to the size and scope of the federal government. These changes may include reductions to government funding of various programs and agencies, alteration of the payment systems it uses, changes in policy direction, reduction and possible elimination of various federal agencies and bureaus and reduction of the overall federal government workforce. These changes, if implemented and taken as a whole, appear unprecedented and may have impacts on the economy as a whole or different regions or segments of the economy or asset classes which are difficult to predict at this time. Accordingly, it is possible that such comprehensive changes may be materially adverse to our customers, business, financial condition and results of operation.

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

We maintain an allowance for loan and lease losses (“ALLL”) that is designed to cover expected credit losses on loans and leases that borrowers may not repay in their entirety. A reserve is also maintained in other liabilities to cover expected losses for off-balance sheet credit exposures. The ALLL may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the ALLL require significant estimates that are subject to uncertainty and revisions due to new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary substantially from current estimates. We also expect fluctuations in the ALLL due to economic changes nationally as well as locally within the states in which we conduct business. In addition, the reserve related to off-balance sheet credit exposures may not be sufficient to cover actual losses, and future provisions for such losses could also materially and adversely affect our operating results and are also subject to significant uncertainties and fluctuations.

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

Our concentration of loans and leases in certain industries increases the risk of losses and could impair our earnings if these industries experience economic difficulties.

Our loans and leases include concentrations in certain industries in healthcare, such as medical and dental industries, as well as the Rail segment. A significant portion of the loans are concentrated within certain industries, including technology, life science and healthcare, and with private equity and venture capital clients, areas in which we did not have significant exposure prior to the SVBB Acquisition. Although we believe our combined loan portfolio is diversified, borrowers in certain industries may have a heightened vulnerability to negative economic conditions. For example, statutory or regulatory changes relevant to the medical and dental industries, or economic conditions in the market generally, could negatively impact these borrowers’ businesses and their ability to repay their loans with us. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Repayment of loans in the innovation banking portfolios for early-stage and mid-stage privately held companies, may depend upon receipt by those borrowers of additional financing from venture capitalists or others, or, in some cases, a successful sale to a third-party, public offering or other form of liquidity event. In addition, decreases in the amount of equity capital available to early-stage and mid-stage companies, including through a decrease in merger and acquisition activity, could adversely impact the ability of borrowers to repay our loans in these industries. If such events occur, our levels of nonperforming assets and charge-offs may increase, and we may be required to increase our ALLL through additional provisions on our income statement, which would reduce reported net income and could have an adverse effect on our business, financial condition, results of operations and prospects.

Due to our substantial concentration in our Rail segment, if there is a significant downturn in shipping by railcar, it could have a material adverse effect on our business and results of operations. In addition, volatility in the price of, and demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production section, but may also lead to a decreased demand for our railcars.

Deteriorating credit quality and our reliance on junior liens may adversely impact our business and our results of operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans and other obligations in accordance with the terms of the relevant agreements, and that any collateral securing the payment of their loans and obligations may be insufficient to assure full repayment. Credit losses are inherent in the business of making loans and entering into other financial arrangements. Factors that influence our credit losses include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate (“CRE”) valuations. For example, real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized over time. CRE loans may involve a higher risk of default compared to our other types of loans as a result of several factors, including, but not limited to, prevailing economic conditions and volatility in real estate markets, occupancy, rental collections, interest rates, and collateral value. Recent trends including the growth of e-commerce, and work-from-home arrangements, as well as high interest rate levels over the past two years, have had an adverse impact on the CRE sector, including retail stores, hotels and office buildings, creating greater risk exposure for our CRE loan portfolio. In addition, our reliance on junior liens is concentrated in our consumer revolving mortgage loan portfolio. Approximately three-quarters of the consumer revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could expose us to credit risk through potential counterparty default and adversely impact our financial condition and results of operations.

The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, counterparty and other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. For example, the failures of several high-profile banking institutions in early 2023 caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. In response to these bank failures, the U.S. government has proposed a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and BHCs, including us. In addition, we have credit exposure to numerous financial services providers, including banks, securities brokers and dealers and other financial services providers. Because of the closely interrelated dependencies between us and other financial institutions in a rapidly changing environment, our financial institutions portfolio management practices may not be able to offset the residual credit risk from a counterparty default, and may result in credit losses that may adversely impact our financial condition and results of operations.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump administration has signaled the potential imposition of tariffs and retaliatory tariffs against U.S. trading partners. During his campaign, President Trump indicated that he would seek to impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blank tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs on imports from Canada, Mexico, and China in response to a declared national emergency to address the “extraordinary threat posed by illegal aliens and drugs.” The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and negotiations which have delayed the tariffs on Canada and Mexico for 30 days, and may result in other negotiated agreements with one or more of the countries affected. These and other potential tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely affect our financial condition and results of operations. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Market Risks

Failure to effectively manage our interest rate sensitivity within our defined risk appetite could adversely affect our earnings.

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

The FOMC reduced its target for the federal funds rate three times in 2024, although it kept the target the same at its meeting in January 2025. If indicators show signs that inflation is stabilizing in the future, the FOMC may continue to reduce interest rates further over the next 12 months. Any future change in monetary policy by the Federal Reserve resulting in lower interest rates may negatively impact our performance and financial condition due to the composition of our interest rate sensitive assets and liabilities. Our portfolio is generally in a net asset-sensitive position whereby our assets reprice faster than our liabilities, which is generally concentrated at the short end of the yield curve. While our interest expense may decline, the impact on our interest-rate sensitive assets may be greater, resulting in a potential decrease to our NII.

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

We cannot control or predict with certainty changes in interest rates. The forecasts of future NII by our interest rate risk monitoring system are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates. Over the past year, the Federal Reserve has steadily reduced the target range for the federal funds rate, reaching a range of 4.25% to 4.50% as of December 18, 2024. The Federal Reserve did not further change interest rates at its January 2025 meeting. Although the Chairman of the Federal Reserve has indicated that the target funds rate will most likely decline in small periodic increments and more recently stated that the Federal Reserve does not need to hurry to lower rates further, it remains uncertain whether the FOMC will continue to reduce the federal funds rate, the extent and frequency of any such reductions, whether the FOMC will leave the rate at its current level for a lengthy period of time or whether FOMC will increase the targeted federal funds rate should inflation return to elevated levels.

The higher interest rate environment of recent periods, and our offerings of higher rates to attract or maintain deposits, has increased the cost of deposits, and may continue to do so, dependent on the FOMC actions. In addition, the high interest rate environment has increased costs on our other funding sources, and may continue to do so, in the event we may need to issue debt.

Unfavorable economic conditions, as considered through a range of metrics, have and could continue to adversely affect our business.

Our business is subject to periodic fluctuations based on international, national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and have had and may continue to have or further have a material adverse impact on our operations and financial condition. Our banking operations are primarily located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. The markets in which we have the greatest presence are North Carolina, South Carolina, California, Texas, New York, Massachusetts and Florida. We also do business in Canada, primarily related to our rail portfolio. Worsening economic conditions within our markets, particularly within those with our greatest presence, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions, rail industry conditions and conditions in the local residential and CRE markets we serve. Unfavorable changes in unemployment, real estate values, inflation, interest rates, foreign currency exchange rate fluctuations and other factors could weaken the economies of the communities we serve and otherwise adversely affect our business. Thus far, this includes unrealized losses on investment securities, but could create additional adverse impacts to provision for credit losses and declines in demand for our products and services.

We conduct limited business operations in certain foreign jurisdictions, and we engage in certain cross border lending and leasing transactions. An economic recession or downturn or business disruption associated with the political or economic environments in the international markets in which we operate could similarly adversely affect us.

U.S. debt ceiling and budget deficit concerns have and could continue to adversely affect our business.

The level of United States debt and global economic conditions can have a destabilizing effect on financial markets. For example, a U.S. government debt default, threatened default, or downgrade of the sovereign credit ratings of the United States by credit rating agencies, could have an adverse impact on the financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of U.S. government shutdowns, forced federal spending reductions, debt defaults, credit-rating downgrades and an economic slowdown or recession in the United States. Political tensions may make it difficult for the U.S. Congress to agree on any further increases to or suspension of the debt ceiling in a timely manner or at all, which may lead to a default by the U.S. government or downgrades of its credit ratings. Many of the investment securities held in FCB’s portfolio are issued by the U.S. government and government agencies and sponsored entities, which are generally viewed as among the most conservative investment options. While the likelihood may be remote, a government default or threat of default would impact the price and liquidity of U.S. government securities. A debt default or further downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, commonly known as Fannie Mae and Freddie Mac, respectively, as well as the Federal Home Loan Banks (“FHLBs”). Since banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.

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

Our goodwill could become impaired in the future. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We would also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results.

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

Excluding the impact of liquidity, the market price of our common stock has previously fluctuated and may continue to fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional stockholders, speculation in the press or the investment community, market perception of acquisitions, including the CIT Merger and the SVBB Acquisition, rating agency upgrades or downgrades, the anticipated or actual incurrence of additional debt, stock prices of other companies that are similar to us, general market expectations related to the financial services industry, status of an SRP, and the potential impact of government actions affecting the financial services industry. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information with respect to variation in total returns in our Class A common stock in recent years and the volume of our Class A common stock repurchases under our SRP.

Liquidity Risks

If our current level of balance sheet liquidity were to experience significant pressure, it could affect our ability to pay withdrawals by depositors, repay the Purchase Money Note and fund our operations.

Our deposit base represents our primary source of core funding and balance sheet liquidity. These deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally which could result in a significant outflow of deposits within a short period of time, which may have a material adverse effect on our liquidity position. In addition, the speed in which information is able to be shared electronically, such as through social media or online news sources, provides an environment for accelerated changes in liquidity. Also, in connection with the SVBB Acquisition, FCB issued a five-year note of approximately $35 billion payable to the FDIC (the “Purchase Money Note”) due March 2028, which was subsequently amended and restated to adjust the principal amount to approximately $36.07 billion. While scheduled principal payments are not required under the Purchase Money Note until maturity, FCB may voluntarily prepay principal without premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50% on the Purchase Money Note. Potential sources that could fund voluntary prepayments of the Purchase Money Note or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate on the Purchase Money Note.

In circumstances where our ability to generate needed liquidity is impaired, we may need to access other sources of funding such as borrowings from the FHLBs and the Federal Reserve, federal funds purchased lines, and brokered deposits, or other sources of liquidity including capital markets. While we maintain access to these non-core funding sources, these sources may be dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend. In addition, our ability to access the capital markets may be impacted by unforeseen market forces or interruptions or a lack of market or customer confidence in us or in the banking sector generally. Inability to access sources of liquidity may affect our ability to pay withdrawals by depositors and fund our operations.

We are subject to enhanced liquidity risk management requirements as a Category IV banking organization, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

As a Category IV banking organization, subject to the applicable transition provisions, we are subject to enhanced liquidity risk management requirements that applies to banking organizations with $100 billion or more in total consolidated assets, including reporting, liquidity stress testing, and tailored liquidity risk management requirements. We are also subject to resolution and contingency planning at the bank-level under the CIDI Rule, as well enhanced enterprise risk management requirements. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards for additional information. As we grow, were we to meet or exceed the asset thresholds for a Category III banking organization, we would become subject to additional liquidity requirements including the LCR and NSFR requirements. However, we would become subject to modified LCR and NSFR requirements as a Category IV banking organization if it has $50 billion or more, but less than $75 billion, in average weighted short-term wholesale funding under the current Tailoring Rules. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards—Category III Requirements. Failure to develop and maintain adequate systems and controls designed to comply with all requirements applicable to us under current regulations or as otherwise imposed by our regulators may lead to regulatory and compliance risks, including adverse regulatory action (including possible restrictions on our activities), along with inadequate liquidity.

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

If we fail to meet regulatory guidelines, including enhanced capital adequacy, liquidity, stress testing, and capital planning requirements, or are subject to certain other legal limitations, our financial condition and ability to pay dividends or make other payments could be adversely affected.

We are subject to enhanced capital adequacy, liquidity, stress testing, and capital planning requirements as a banking organization with over $100 billion in total consolidated assets. Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. The Parent Company and FCB are subject to bank capital rules under the Basel III framework, in addition to other capital adequacy requirements, liquidity requirements, and capital planning and stress testing requirements. The federal banking agencies have proposed enhanced capital requirements for banking organizations with $100 billion or more in total consolidated assets in connection with the finalization of the implementation of Basel III Endgame. However, the timing on the adoption of a final rule to implement Basel III Endgame is unknown, and the federal regulators have indicated that there will be a re-proposal that could include further tailoring to apply less stringent requirements to banking organizations with total consolidated assets between $100 billion and $250 billion. Failure to meet these requirements or any requirements we may become subject to in the future, or the applicability of certain other legal limitations, could adversely affect our financial condition and ability to declare dividends or make other payments or capital distributions, including equity repurchases. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards and —Regulatory Considerations—Limitations on Dividends and Other Payments for additional information.

Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

In connection with the SVBB Acquisition, FCB issued the Purchase Money Note and FCB also entered into an Advance Facility Agreement, dated as of March 27, 2023 and effective as of November 20, 2023 (the “Advance Facility Agreement”) with the FDIC. In 2023, the federal banking agencies released an NPR, which would require large banks with total consolidated assets of $100 billion or more to maintain a minimum amount of long-term debt that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. Our existing debt, together with any future incurrence of additional indebtedness, including under the Advance Facility Agreement, the Purchase Money Note, agreements with the FRB, debt issuance indentures or otherwise, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our stockholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities.

Compliance Risks

We operate in a highly regulated industry, and the laws and regulations that impact our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.

We operate in a highly regulated industry and are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations impact the products and services we may offer and how we may offer them, the ways we may operate and the risks that we may take, the corporate and financial actions that may be taken, and the information we must publicly disclose. Some examples include enhanced prudential standards, public disclosure and reporting requirements, limitations on dividends and other payments, limitations on mergers and acquisitions, restrictions on our activities as an FHC and requirements for support of FCB, CRA requirements, payment of FDIC insurance premiums, AML and OFAC regulations, various consumer laws and regulations, and privacy, data protection and cybersecurity regulations, as well as laws that apply to our subsidiaries, including laws applicable to broker dealers, investment advisers, insurers and certain specialty businesses. Refer to Item 1. Business—Regulatory Considerations for additional information. These laws and others impact, among other things, our operations, taxes, corporate governance, executive compensation and financial accounting and reporting.

Compliance with the extensive laws and regulations applicable to BHCs and banks can be difficult and costly. In addition, changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including increased compliance costs that may limit our ability to pursue business opportunities and result in a material adverse impact on our financial condition and results of operations. Such changes could subject us to additional compliance and other costs, limit the types of financial services and products we may offer or business opportunities we may pursue, increase the ability of nonbanks to offer competing financial services and products, among other things, any of which may result in a material adverse impact on our financial condition and results of operations. Failure to comply with laws, regulations, or policies could result in adverse regulatory action (including potential limitations on our future acquisitions or activities, or requirements to forfeit assets), civil money penalties, or reputation damage. In addition to the other limitations described herein, the ability of our bank and its subsidiaries to guarantee our debt may be restricted and certain regulatory requirements may be imposed that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital under United States Generally Accepted Accounting Principles (“GAAP”).

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

We collect, process, maintain, and store personal information of customers, prospects and employees. We employ data security and technology solutions to support adherence to our data protection obligations and risk mitigation efforts. The collection, sharing, use, disclosure, and protection of these types of information are governed by federal and state law. An increasing number of states have actual or proposed privacy and information security regulations, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. The U.S. Congress and federal regulators have also implemented or are considering implementing similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. Refer to Item 1. Business—Regulatory Considerations—Privacy, Data Protection, and Cybersecurity for additional information.

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

Our Rail segment is subject to various laws, rules and regulations administered by authorities in various jurisdictions. In the United States, our equipment financing and leasing operations, including for our portfolio of railcars, maritime lending and other equipment financing and leasing, are subject to rules and regulations relating to safety, operations, maintenance and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. We are also subject to regulation by governmental agencies in foreign countries in which we do business. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships or other equipment, or could potentially make such equipment inoperable or obsolete. Failure to comply with these laws, rules and regulations could result in sanctions by regulatory agencies (including potential limitations on our future acquisitions or operations, or requirements to forfeit assets), civil money penalties, or reputation damage. Additionally, we may incur significant expenses in our efforts to comply with these laws, rules and regulations.

We are subject to enhanced prudential standards and will be subject to further requirements as we grow, and the federal banking agencies are considering further requirements.

Because we have over $100 billion in total consolidated assets, we are subject to certain enhanced prudential standards as a Category IV banking organization, subject to the applicable transition provisions. We will be subject to further requirements as we grow if we meet or exceed certain other thresholds for asset size and other risk-based factors, including those under the federal banking agencies’ Tailoring Rules for banking organizations with $250 billion or more in total consolidated assets. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards.

Along with our growth, expectations are heightened to maintain strong risk management. We expect to incur significant expense in continuing to develop systems and controls designed to comply with all such requirements applicable to us. If we fail to develop and maintain at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition or results of operations.

We are subject to certain laws and regulations designed to protect consumers in transactions with banks, many of which are enforced by the CFPB through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices and compliance with such laws and regulations may impact our business operations and profitability.

We are subject to consumer financial protection laws and regulations, and the CFPB is the federal agency responsible for rulemaking under and enforcement of such laws, as well as supervision of financial institutions with $10 billion or more in total consolidated assets. Refer to Item 1. Business—Regulatory Considerations—Consumer Laws and Regulations for additional information. The CFPB is generally authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services, and to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial protection laws. Enforcement actions may include imposition of substantial monetary penalties and nonmonetary requirements. The limitations and restrictions that may be placed upon us by the CFPB with respect to our consumer product offerings and services, including as a result of interpretations developed through CFPB enforcement precedent, may produce significant, material effects on our profitability.

A number of regulatory authorities may enforce consumer financial protection laws and regulations. In addition to the CFPB, the Dodd-Frank Act recognizes that states may adopt consumer protection laws stricter than those adopted at the federal level, and in certain circumstances allows state attorneys general to enforce compliance with federal consumer financial protection laws and regulations. Additionally, the FDIC has backup enforcement authority over a holding company of an insured depositary institution if the conduct or threatened conduct of such holding company poses a risk to the DIF, if the holding company is generally not in sound condition, or if it poses a foreseeable and material risk to the DIF.

We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.

Corporate tax rates affect our profitability and capital levels. We are subject to the income tax laws of the United States, its states and their municipalities and to those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these tax laws when determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income. The United States corporate tax code may be reformed by the U.S. Congress and additional guidance may be issued by the U.S. Treasury. Further changes in tax laws and regulations, and income tax rates in particular, could have an adverse impact on our financial condition and results of operations. These changes could also affect our Regulatory Capital Ratios as calculated in accordance with the Basel III standards as implemented.

We are subject to ESG risks such as climate risk, hiring practices, diversity, racial and social justice issues, including in relation to our counterparties, which may adversely affect our reputation and ability to retain employees and customers.

We are subject to a variety of risks arising from ESG matters. ESG matters include, but are not limited to, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. ESG, and particularly Diversity, Equity, and Inclusion (“DEI”), initiatives have become increasingly polarized issues, with strong opponents and proponents. If our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and employee and customer retention may be negatively impacted.

We may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Moreover, management may incur additional costs and will likely have to dedicate an increased amount of time and attention to ESG matters to monitor the rapidly changing regulatory landscape and to comply with the regulations and expectations. For example, President Trump has issued multiple Executive Orders revoking many of the Executive Orders issued by his predecessors, including an Executive Order mandating the withdrawal of the United States from the Paris Agreement, and other climate-focused international agreements and commitments. In addition, some states have introduced or passed bills to restrict, regulate, or prohibit DEI initiatives. Our failure to comply with any applicable rules or regulations with respect to ESG practices could lead to penalties and adversely impact our access to capital and employee retention and could also impact third parties on which we rely, which could have an adverse effect on our business, financial condition, or results of operations.

Fee revenues from overdraft and NSF programs have been and may continue to be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft and NSF programs are included in noninterest income. In recent years, the CFPB has been focused on enforcement and rulemaking aimed at eliminating or restricting a number of fees assessed by financial institutions such as overdraft and NSF fees as well as other transaction- and account management-related fees deemed by the CFPB to be “junk fees.” Refer to Item 1. Business—Regulatory Considerations—Consumer Laws and Regulations for additional information. In response to this and other legislative and regulatory scrutiny, in January 2022, we announced an elimination of NSF fees on consumer accounts and a decrease in overdraft fees. On December 12, 2024, the CFPB adopted its final overdraft rule, effective October 1, 2025, that provides for an overdraft fee cap or imposes legal and compliance requirements applicable for other loans. Refer to Item 1. Business—Regulatory Considerations—Consumer Laws and Regulations for additional information. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices related to overdraft fees. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.

Continued competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance such as recent rules adopted by the CFPB or more aggressive examination and enforcement policies in respect of banks’ overdraft fee practices, could cause us to further modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft fee programs change, our continued charging of overdraft fees may result in negative public opinion and increased reputation risk.

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

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on GAAP. The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and estimated credit losses. Post-acquisition credit deterioration results in the recognition of provision expense, adversely affecting our financial condition and results of operations.

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

We rely on qualitative and quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications and grading of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient, ineffective or harmful to us. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on risk monitoring, refer to the “Risk Management” section included in Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

The SVBB Acquisition has been accounted for under the purchase method of accounting and is based upon a valuation that involves significant estimates.

As required by GAAP, the SVBB Acquisition was accounted for under the purchase method of accounting and is based upon a valuation that involves significant estimates that are subject to change. The opening balances of acquired assets and assumed liabilities in connection with the SVBB Acquisition were recorded at estimated fair value based on information at the time of the SVBB Acquisition and other future events that are highly subjective in nature. In developing these fair value estimates, management was required to make significant estimates involving, among other things, the assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows and appropriate liquidity and discount rates. The loans purchased in connection with the SVBB Acquisition have credit profiles that differ from most banking companies. For example, many of the legacy Silicon Valley Bank loans acquired were made to early-stage, privately held companies with modest or negative cash flows and/or no established record of profitable operations. In addition, a significant portion of the loans were comprised of larger loans equal to or greater than $20 million, and collateral for many of the legacy Silicon Valley Bank loans in the technology, life science and healthcare industries include intellectual property and other intangible assets, which are difficult to value and not readily salable in the case of default. Furthermore, the receivables covered under the commercial shared loss agreement with the FDIC involve significant estimates that involve uncertainty. In addition, the core deposit intangibles were valued using the after-tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining lives. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost.

The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes recorded in the SVBB Acquisition upon review by the taxing authorities.

Item 1C. Cybersecurity

Risk Management and Strategy
BancShares maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats that are integrated with our overall risk management program. As part of its cybersecurity risk management framework, BancShares leverages a Three Lines of Defense model (the “Three Lines Model”) to promote clarity of roles and responsibilities in managing risk. Under the Three Lines Model, the ECSO, led by our Chief Information Security Officer (the “CISO”), acts as a first line of defense and has primary responsibility for identifying, assessing, monitoring, and managing material risks from cybersecurity threats. Our CISO reports to our Chief Information and Operations Officer (“CIOO”), who reports directly to our Chief Executive Officer. Within ECSO, the Cyber Security Operation Center identifies, assesses, monitors, and manages potential cybersecurity events in coordination with the Enterprise Incident Management (“EIM”) team, escalating analysis and response to incidents and events in accordance with established procedures and the Enterprise Severity Matrix. In addition, BancShares maintains a third-party risk management team tasked with identifying, evaluating, and managing risk posed by all third-party engagements, including from cybersecurity threats.

The second-line independent risk management, including compliance, enterprise risk management, and operational risk management, works with the first line ECSO to evaluate, assess, and manage material risks using an established Risk Appetite Framework. The Risk Appetite Framework requires the cybersecurity organization to document the current risk landscape and the activities undertaken to mitigate risk that exceeds enterprise risk tolerance. The third-line in the Three Lines Model is our internal audit team, which assesses the effectiveness of related controls.

BancShares maintains processes for reporting and escalation from each line of defense through management to senior leadership, to management-level committees, and to committees of the Board and the Board, as appropriate. Reporting includes top and emerging risks, and other operational risk metrics.

BancShares follows a defense-in-depth and layered-control framework to protect the organization against cybersecurity threats and attacks. ECSO remains committed to maintaining and improving preventative and detective controls and enhancing our defenses in response to the evolving threat landscape. This mission is supported by policy, standards, and procedures which align to industry frameworks, including the National Institute of Standards and Technology Cybersecurity Framework, and are executed through the firm’s preventive and detective controls.

BancShares has implemented a threat awareness program that includes cross-organizational information sharing capabilities for threat intelligence and membership and engagement with intelligence communities, including but not limited to, the Financial Services Information Sharing and Analysis Center, the Financial Services Sector Coordinating Council, the Federal Bureau of Investigation, and the U.S. Department of Homeland Security. BancShares also utilizes external experts and third-party assessors to maximize its risk intelligence coverage and to enhance risk detection and remediation. BancShares engages internal auditors, external assessors, and consultants to benchmark, scale, manage, and identify cybersecurity threats. Consultants also assess BancShares’ cybersecurity systems and complete vulnerability testing.

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

Governance
The Board retains supervisory oversight responsibility for the organization and its activities, including enterprise risk management and cybersecurity risks. The Board conducts oversight of management through board committees, presentations from senior leadership, and routine Board-directed reporting to ensure management continues to operate and conduct business in alignment with Risk Appetite Statements.

Oversight of cybersecurity and the ECSO organization is the responsibility of the Risk Committee. The Risk Committee oversees cybersecurity and other risks through reporting from management, including the Enterprise Risk Oversight Committee (“EROC”), as well as additional management-level subcommittees beneath the Risk Committee including the Technology & Security Risk Committee (“TSRC”) and the Operational Risk Committee (“ORC” and, together with the EROC and TSRC, the “Management Committees”). Management Committees, which include as members the CISO and other cybersecurity leadership, have clear lines of communication with the Board and its committees. The Management Committees are designed with a purpose-driven scope and decision-making authority and are required to provide the Board with regular reporting of management’s business activities and the potential risk associated with those activities. Management Committees are informed by EIM following the incident management process as per internal policies and standards.

The Board may from time to time create informal working groups to enable deeper and more detailed discussions related to our technology needs and investments and inform the Board on cybersecurity risks, among other topics.

In addition, the Audit Committee of the Board monitors internal audit’s coverage of cybersecurity governance, risks, and related controls, including any identified deficiencies, that could adversely affect the ability to record, process, summarize, and report financial data. The Risk Committee coordinates with the Audit Committee for review of information security matters, as needed.

The CISO is responsible for assessing and managing material cyber risks. The CISO’s expertise with assessing and managing material cyber risks is based on more than 20 years of cybersecurity experience with prior roles as a CISO and Global Head of Operations. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity by the ECSO through regular reporting and escalations, as required. The CIOO, the CISO, and others, report information about material risks from cybersecurity threats to the Board or a committee or subcommittee of the Board, as described below.
The Risk Committee receives information on cybersecurity risk, including risk appetite utilization, breaches and emerging risks, and the control environment, directly or indirectly, from various sources, including the CIOO, CISO, and each of the Management Committees. Additionally, the Risk Committee reviews BancShares’ information security policy and program with a focus on whether they are appropriate to protect data, records, and proprietary information of BancShares as well as that of its customers and employees.

Item 2. Properties
We are headquartered in a nine-story building with approximately 163,000 square feet that is located in Raleigh, North Carolina, which is owned by FCB. In addition, FCB owns and occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. The addition of SVBB in 2023 and CIT in 2022 primarily increased leased space, as both occupied office space and a branch network. As of December 31, 2024, FCB operated more than 500 branches and offices throughout the United States. FCB owns many of our branch buildings and leases other facilities from third parties. We believe that these properties are in good condition, are well maintained, and are suitable and adequate for our business needs.

Additional information relating to leased office space is set forth in Note 6—Leases and additional information relating to premises and equipment is set forth in Note 7—Premises and Equipment of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings.

The Parent Company and certain of its subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that would be material to BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 23—Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Parent Company has two classes of common stock—Class A and Class B common stock. Shares of Class A common stock have one vote per share, while shares of Class B common stock have 16 votes per share. The Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 14, 2025, there were 906 and 128 holders of record with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 1,881,852 shares during the fourth quarter of 2024 and 1,832,633 shares for the year ended December 31, 2024. The Class B common stock monthly trading volume averaged 2,296 shares during the fourth quarter of 2024 and 2,411 shares for the year ended December 31, 2024.

On July 25, 2024, BancShares announced that the Board authorized an SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.50 billion through December 31, 2025.

Under the authorized SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

During the fourth quarter of 2024, we repurchased 461,583 shares of our Class A common stock for $963 million and paid a dividend of $1.95 per share on our Class A and Class B common stock. Shares repurchased during the fourth quarter of 2024 represented 3.50% of Class A common shares and 3.26% of total Class A and Class B common shares outstanding at September 30, 2024. From inception of the SRP through December 31, 2024, we have repurchased 814,641 shares of our Class A common stock for $1.66 billion, representing 6.02% of Class A common shares and 5.61% of total Class A and Class B common shares outstanding as of June 30, 2024. The total capacity remaining under the SRP was $1.84 billion as of December 31, 2024. Subsequent to December 31, 2024, BancShares purchased an additional 140,373 shares of Class A common stock through February 14, 2025.

The following table summarizes our monthly Class A common stock repurchase activity during the fourth quarter of 2024.

Issuer Repurchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from October 1 - 31, 2024	189,709	$1,974.90	189,709	$2,425
Repurchases from November 1 - 30, 2024	129,796	2,191.22	129,796	2,141
Repurchases from December 1 - 31, 2024	142,078	2,139.11	142,078	1,837
Total	461,583	$2,086.30	461,583	$1,837

The graph and table below compare the cumulative total shareholder return (“CTSR”) of our Class A common stock to selected industry and broad-market indices. The broad-market index comparison is to the Nasdaq US Benchmark Total Return Index and the industry index comparison is to the KBW Nasdaq Bank Total Return Index, which includes banking stocks representing large U.S. national money centers, regional banks and thrift institutions. Each trend line assumes $100 was invested on December 31, 2019, and dividends were reinvested for additional shares.

The performance graph represents past performance and should not be considered to be an indication of future performance.

	2019	2020	2021	2022	2023	2024
FCNCA	$100	$108	$157	$144	$268	$400
Nasdaq US Benchmark Total Return Index	100	121	153	123	155	193
KBW Nasdaq Bank Total Return Index	100	90	124	98	97	133

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

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the audited consolidated financial statements and Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Throughout this MD&A, references to a specific “Note” refer to the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform with financial statement presentations for 2024, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to Note 1—Significant Accounting Policies and Basis of Presentation.

Management uses certain financial measures that are not presented in accordance with GAAP in its analysis of the financial condition and results of operations of BancShares. Refer to the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

Comparisons of the financial data as of and for the years ended December 31, 2023 and 2022 are contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of BancShares’ Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with the SEC on February 23, 2024 and included in a Current Report on Form 8-K filed on August 14, 2024 to reflect segment reporting changes summarized in Note 1—Significant Accounting Policies and Basis of Presentation and available through our investor relations website ir.firstcitizens.com or the SEC’s EDGAR database.

EXECUTIVE OVERVIEW

Key Strategic Objectives

BancShares defines strategic priorities to further our vision and align goals to enhance productivity while focusing on risk management throughout the organization. Our strategic priorities center around the themes summarized below.

•Client Focus
▪Expand and grow our capabilities and products while harnessing the scale of the enterprise and maintaining a client-first focus.

•Talent and Culture
▪Attract, retain and develop associates who align with our long-term direction and culture while scaling for continued growth.

•Operational Efficiency
▪Enhance processes and systems to reduce organizational complexity and maximize productivity.
▪Continue to streamline systems to simplify our information technology operating environment and improve our data infrastructure.

•Balance Sheet Optimization
▪Manage our balance sheet prudently to optimize our funding and liquidity profile while driving core deposit growth and enhancing returns.

Recent Events

Share Repurchase Program
On July 25, 2024, BancShares announced that the Board authorized an SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.50 billion through 2025. During 2024, we repurchased approximately $1.66 billion of our Class A common stock. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding repurchase activity.

Under the authorized SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Hurricanes Helene and Milton
On September 26, 2024, Hurricane Helene (“Helene”) made landfall in the Big Bend area of the Florida Gulf Coast as a Category 4 hurricane. Helene's most significant impacts were across the Southern Appalachians, where widespread and severe flooding occurred. On October 9, 2024, Hurricane Milton (“Milton”) made landfall in the central west coast of Florida and caused extensive damage and flooding across the Florida peninsula. The operations of our branches and offices were not significantly affected. At December 31, 2024, our estimated loan loss reserve related to Helene was $20 million and there was no estimated loan loss reserve for Milton. We will continue to assess the impacts of Helene and Milton as further information becomes available.

Southern California Wildfires
In January 2025, several wildfires broke out in Southern California, causing widespread damage to the affected areas. One of our leased bank branches in Southern California was destroyed. We expect the financial impact of the destroyed branch to be immaterial. The Southern California wildfires did not significantly impact our operations.

Segment Updates
We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 and 2022 periods included in this Annual Report on Form 10-K were recast to reflect the segment reporting changes. BancShares’ segments include the General Bank, the Commercial Bank, SVB Commercial, and Rail. All other financial information not included in the segments is reported in the “Corporate” section of the segment disclosures. Refer to Note 22—Segment Information for the segment descriptions and the section entitled “Results by Segment” in this MD&A.

Updates to Loan Classes
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 and 2022 periods included in this Annual Report on Form 10-K were recast to reflect the changes in loan classes.

Recent Economic, Industry and Regulatory Developments

During its September 2024 meeting, the FOMC reduced the benchmark federal funds rate to a range between 4.75% - 5.00%. In its statement, the FOMC said it gained greater confidence that inflation is moving sustainably toward 2 percent, and therefore lowered the target range for the federal funds rate by 0.50%. The FOMC followed this with further 0.25% reductions at its November and December 2024 meetings to reduce the benchmark federal funds rate to a range between 4.25% - 4.50%, but cautioned further reductions in 2025 may be fewer than initially expected due to continued inflation pressures. As such, the FOMC maintained the range for the benchmark federal funds rate at its January 2025 meeting.

During 2023, the FDIC finalized an NPR covering an industry-wide special assessment to recover losses associated with protecting uninsured depositors following the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank. We accrued a FDIC insurance special assessment charge of $64 million in 2023 and an additional expense of approximately $11 million in 2024.

Also in 2023, the federal banking agencies issued an NPR related to enhanced capital and another for long-term debt requirements for banking organizations with $100 billion or more in total consolidated assets. We are in the process of evaluating the proposals and the potential impacts. However, if the long-term debt requirement NPR is finalized as proposed, we expect we would need to issue additional long-term debt to satisfy the requirements.

These NPRs are discussed above in Item 1. Business in the section entitled “Regulatory Considerations.”

Financial Performance Summary

The following tables in this MD&A include financial data as of and for the year ended December 31, 2024 (“Current Year”), December 31, 2023 (“Prior Year”) and December 31, 2022. The operations acquired in the SVBB Acquisition (the “Acquired SVBB Operations”) were included in our results of operations for all of the Current Year, but only from the SVBB Acquisition Date through December 31, 2023 (the “Partial Prior Year”). Certain Current Year comparisons to the Prior Year in this MD&A highlight the impact of including the Acquired SVBB Operations for the entire Current Year and only the Partial Prior Year (the “Timing of the SVBB Acquisition”).

We primarily focus the discussion of our financial position by comparing balances as of December 31, 2024 to December 31, 2023, but the tables also provide December 31, 2022 balances.

The following table summarizes BancShares’ results:

Table 1
Selected Financial Data

dollars in millions, except share data	Year Ended December 31,
	2024	2023	2022
Results of Operations:
Interest income	$12,353	$10,391	$3,413
Interest expense	5,210	3,679	467
Net interest income	7,143	6,712	2,946
Provision for credit losses	431	1,375	645
Net interest income after provision for credit losses	6,712	5,337	2,301
Noninterest income	2,615	12,075	2,136
Noninterest expense	5,735	5,335	3,075
Income before income taxes	3,592	12,077	1,362
Income tax expense	815	611	264
Net income	2,777	11,466	1,098
Preferred stock dividends	61	59	50
Net income available to common stockholders	$2,716	$11,407	$1,048

Per Common Share Information:
Weighted average common shares outstanding (diluted)	14,342,655	14,539,613	15,549,944
Diluted earnings per common share	$189.41	$784.51	$67.40

Key Performance Metrics:
Return on average assets	1.26%	5.90%	1.01%
Net interest margin (1)	3.54	3.92	3.16
Net interest margin, excluding purchase accounting accretion (1)(3)	3.30	3.50	3.05

Select Average Balances:
Investment securities	$37,029	$23,112	$19,166
Total loans and leases (2)	137,546	119,234	67,787
Operating lease equipment, net	9,003	8,495	7,982
Total assets	219,800	194,281	108,915
Total deposits	151,004	130,590	89,916
Total stockholders’ equity	22,297	17,937	10,276

Select Ending Balances:
Investment securities	$44,090	$29,999	$19,369
Total loans and leases	140,221	133,302	70,781
Operating lease equipment, net	9,323	8,746	8,156
Total assets	223,720	213,758	109,298
Total deposits	155,229	145,854	89,408
Total stockholders’ equity	22,228	21,255	9,662
Loan to deposit ratio	90.33%	91.39%	79.17%
Noninterest-bearing deposits to total deposits	24.89	27.29	27.87

Capital Ratios:
Total risk-based capital	15.04%	15.75%	13.18%
Tier 1 risk-based capital	13.53	13.94	11.06
Common equity Tier 1	12.99	13.36	10.08
Tier 1 leverage	9.90	9.83	8.99

Asset Quality:
Ratio of nonaccrual loans to total loans	0.84%	0.73%	0.89%
Allowance for loan and lease losses to loans ratio	1.20	1.31	1.30
Net charge off ratio	0.39	0.47	0.12
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.
(3) Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” item in the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” section of this MD&A.

Income Statement Highlights
•Net income for the Current Year was $2.78 billion, a decrease of $8.69 billion or 76% from $11.47 billion for the Prior Year. Net income available to common stockholders for the Current Year was $2.72 billion, a decrease of $8.69 billion from $11.41 billion for the Prior Year. Earnings per diluted common share for the Current Year was $189.41, a decrease from $784.51 for the Prior Year. The decreases were largely due to the gain on acquisition of $9.81 billion in the Prior Year, partially offset by the Timing of the SVBB Acquisition and a lower provision for credit losses.
•The Current Year included the following select items:
◦Acquisition-related expenses of $210 million, and
◦Additional FDIC insurance special assessment of $11 million.
•The Prior Year included the following select items:
◦Gain on acquisition of $9.81 billion for the SVBB Acquisition,
◦Day 2 Provision for Credit Losses of $716 million for the SVBB Acquisition,
◦Acquisition-related expenses of $470 million, and
◦FDIC insurance special assessment of $64 million.
•Return on average assets for the Current Year was 1.26% compared to 5.90% for the Prior Year, which benefited from the gain on acquisition.
•NII for the Current Year was $7.14 billion, an increase of $431 million or 6% from $6.71 billion for the Prior Year. While the increase was largely due to the Timing of the SVBB Acquisition, other contributing factors included organic loan growth, purchases of investment securities, and higher yields on interest-earning assets, partially offset by higher interest expense due to higher average balances and rates for interest-bearing deposits, and lower loan PAA.
•NIM for the Current Year was 3.54%, a decrease of 38 bps from 3.92% for the Prior Year. The decline was due to a higher average balance of interest-bearing deposits and the Purchase Money Note, a higher average rate paid on deposits, and lower PAA, partially offset by higher average balances and yields on loans and investment securities. NIM, excluding PAA, was 3.30% for the Current Year compared to 3.50% for the Prior Year. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.
•Noninterest income for the Current Year was $2.62 billion, a decrease of $9.46 billion from $12.08 billion for the Prior Year. The decrease was mostly due to the gain on acquisition of $9.81 billion in the Prior Year, partially offset by increases in rental income on operating lease equipment, realized gain on sales of investment securities, and the impact of the Timing of the SVBB Acquisition.
•Noninterest expense for the Current Year was $5.74 billion, an increase of $400 million or 8% from $5.34 billion for the Prior Year, mainly due to the Timing of the SVBB Acquisition, but also reflecting net staff additions and continued investments in technology, partially offset by lower acquisition-related expenses.
•Provision for credit losses for the Current Year was $431 million, a decrease of $944 million from $1.38 billion for the Prior Year. The decrease was mostly related to the provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and the unfunded commitments acquired in the SVBB Acquisition (collectively, the “Day 2 Provision for Credit Losses”) of $716 million in the Prior Year, along with the ALLL decrease in the Current Year versus an increase in the Prior Year as summarized below in the Balance Sheet Highlights.

Balance Sheet Highlights
•Loans and leases at December 31, 2024 were $140.22 billion, an increase of $6.92 billion or 5% from $133.30 billion at December 31, 2023, due to loan growth in each of our segments. Loan growth in the General Bank segment was primarily related to business and commercial loans in our Branch Network. Loan growth in the Commercial Bank segment was mainly in the technology media and telecommunications (“TMT”) and the healthcare industry verticals. Loan growth in the SVB Commercial segment was concentrated in the global fund banking portfolio.
•ALLL at December 31, 2024 was $1.68 billion, representing a decrease of $71 million from $1.75 billion at December 31, 2023, mainly due to changes in loan mix, improvements in the macroeconomic forecast, and decreases in specific reserves for individually evaluated loans. The mix shift was mostly within SVB loans and reflected increases in the global fund banking portfolio, which has a lower loss rate relative to the rest of our portfolios, and decreases in the investor dependent portfolios, which have higher loss rates. These decreases were partially offset by increases related to loan growth and a $20 million loan loss reserve for Helene.
•Investment securities at December 31, 2024 were $44.09 billion, an increase of $14.09 billion or 47% from $30.00 billion at December 31, 2023, primarily due to purchases of short-duration U.S. agency mortgage-backed and U.S. Treasury investment securities, partially offset by payments and maturities.
•Deposits at December 31, 2024 were $155.23 billion, an increase of $9.38 billion or 6% from $145.85 billion at December 31, 2023, reflecting deposit growth in our Branch Network in the General Bank segment, the Direct Bank in Corporate, and the SVB Commercial segment.
•Borrowings at December 31, 2024 were $37.05 billion, a decrease of $603 million from $37.65 billion at December 31, 2023, mostly due to redemptions of our senior unsecured borrowings and subordinated debentures.
•At December 31, 2024, BancShares remained well capitalized with a total risk-based capital ratio of 15.04%, a Tier 1 risk-based capital ratio of 13.53%, a CET1 ratio of 12.99% and a Tier 1 leverage ratio of 9.90%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 81% of total funding at December 31, 2024. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of December 31, 2024
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$73,062	$36	34%
Commercial Bank segment	3,283	281	86
SVB Commercial segment	36,637	519	71
Corporate and Rail segment(1)	42,247	58	13
Total	$155,229	54	38
(1) The average size is reflective of the Direct Bank deposits and excludes brokered deposits and rail.

The General Bank segment mainly includes deposits from our Branch Network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate mainly included $41.09 billion in our Direct Bank, with the remaining primarily comprised of brokered deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured percentage is the percentage of uninsured deposits to total deposits at period end for the respective segments and Corporate. Total uninsured deposits were approximately $59.51 billion or 38% of total deposits at December 31, 2024 and $54.15 billion or 37% at December 31, 2023.

Table 3
Deposit Trends

dollars in millions	Deposit Balance
	December 31, 2024	December 31, 2023	December 31, 2022
General Bank segment	$73,062	$68,729	$67,894
Commercial Bank segment	3,283	3,228	3,219
SVB Commercial segment	36,637	34,730	—
Corporate and Rail segment	42,247	39,167	18,295
Total deposits	$155,229	$145,854	$89,408

From December 31, 2023 to December 31, 2024, General Bank segment and Corporate deposits increased, primarily due to deposit growth in our Branch Network and Direct Bank, respectively. SVB Commercial segment deposits increased from December 31, 2023 to December 31, 2024, mainly due to growth in money market deposits and interest-bearing checking, partially offset by declines in noninterest-bearing checking. Refer to the Deposits section later in this MD&A for additional information on deposits.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At December 31, 2024, we had $59.34 billion in high-quality liquid assets consisting of $20.55 billion in cash and interest-earning deposits at banks (primarily held at the FRB) and $38.79 billion in high-quality liquid securities (“HQLS”). Additionally, we have unused borrowing capacity with the FHLB and FRB of $16.42 billion and $5.48 billion, respectively.

In connection with the SVBB Acquisition, FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement providing total advances available through March 27, 2025 of up to $70 billion, subject to limits subsequently described in this MD&A as referenced below. The immediate available capacity of the Advance Facility Agreement was $5.29 billion at December 31, 2024. The draw period under the Advance Facility Agreement ends March 27, 2025, thus we will no longer have access to advance funds under the agreement after this date. However, we are actively working to increase our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

In connection with the SVBB Acquisition, FCB issued a five-year Purchase Money Note with carrying value of $35.82 billion at December 31, 2024. While scheduled principal payments are not required under the Purchase Money Note until maturity, FCB may voluntarily prepay principal without premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50% on the Purchase Money Note. Potential sources that could fund voluntary prepayments of the Purchase Money Note or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate on the Purchase Money Note.

Investment Securities Duration
At December 31, 2024, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was approximately 2.8 years at December 31, 2024. The investment securities available for sale portfolio had an average duration of 2.4 years and the held to maturity portfolio had an average duration of 4.4 years. Refer to the “Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	December 31, 2024
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	79.3%	$34,512	$33,750	97.8%
Total investment securities held to maturity	20.5	10,239	8,702	85.0
Investment in marketable equity securities	0.2	79	101	127.8
Total investment securities	100%	$44,830	$42,553
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
All regulatory capital ratios for BancShares and FCB significantly exceed the PCA well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Interest income and expense and the respective yields and rates include amortization of premiums, accretion of discounts, and impacts from hedging activities.

The following tables present the average balances of interest-earning assets and interest-bearing liabilities, yields on interest-earning assets, rates on interest-bearing liabilities, and changes in NII due to changes in volume and yields or rates. Changes in NII due to changes in (i) volume (average balances of interest-earning assets and interest-bearing liabilities) and (ii) yields or rates are based on the following:
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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Yields/Rates

dollars in millions	Year Ended
	December 31, 2024			December 31, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$136,026	$9,528	7.00%	$117,708	$8,187	6.95%	$1,278	$63	$1,341
Investment securities	37,029	1,334	3.60	23,112	640	2.77	462	232	694
Securities purchased under agreements to resell	247	13	5.18	161	8	5.20	5	—	5
Interest-earning deposits at banks	28,276	1,478	5.23	29,790	1,556	5.22	(79)	1	(78)
Total interest-earning assets (2)	$201,578	$12,353	6.12%	$170,771	$10,391	6.08%	$1,666	$296	$1,962

Operating lease equipment, net	$9,003			$8,495
Cash and due from banks	753			879
Allowance for loan and lease losses	(1,748)			(1,495)
All other noninterest-earning assets	10,214			15,631
Total assets	$219,800			$194,281

Interest-bearing deposits
Checking with interest	$24,199	$526	2.17%	$22,296	$402	1.80%	$36	$88	$124
Money market	33,107	1,031	3.11	27,583	618	2.24	140	273	413
Savings	38,997	1,663	4.26	26,104	963	3.69	532	168	700
Time deposits	15,202	644	4.23	14,947	514	3.44	10	120	130
Total interest-bearing deposits	111,505	3,864	3.47	90,930	2,497	2.75	718	649	1,367
Borrowings:
Securities sold under customer repurchase agreements	392	2	0.51	455	2	0.35	—	—	—
Short-term FHLB borrowings	—	—	—	108	5	4.79	(6)	1	(5)
Short-term borrowings	392	2	0.51	563	7	1.20	(6)	1	(5)
Federal Home Loan Bank borrowings	—	—	—	2,307	120	5.22	(74)	(46)	(120)
Senior unsecured borrowings	292	8	2.63	608	14	2.21	(8)	2	(6)
Subordinated debt	889	29	3.18	1,043	39	3.65	(5)	(5)	(10)
Other borrowings	35,826	1,307	3.65	27,322	1,002	3.67	310	(5)	305
Long-term borrowings	37,007	1,344	3.63	31,280	1,175	3.75	223	(54)	169
Total borrowings	37,399	1,346	3.60	31,843	1,182	3.71	217	(53)	164
Total interest-bearing liabilities	$148,904	$5,210	3.50%	$122,773	$3,679	3.00%	$935	$596	$1,531

Noninterest-bearing deposits	$39,499			$39,660
Credit balances of factoring clients	1,192			1,166
Other noninterest-bearing liabilities	7,908			12,745
Stockholders' equity	22,297			17,937
Total liabilities and stockholders’ equity	$219,800			$194,281

Interest rate spread (2)			2.62%			3.08%
Net interest income and net interest margin (2)		$7,143	3.54%		$6,712	3.92%
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented are calculated net of average credit balances and deposits of factoring clients.

NII and NIM - 2024 compared to 2023
•NII for the Current Year was $7.14 billion, an increase of $431 million or 6% from $6.71 billion for the Prior Year. While the increase was largely due to the Timing of the SVBB Acquisition, other contributing factors included organic loan growth, purchases of investment securities, and higher yields on interest-earning assets, partially offset by higher interest expense due to higher average balances and rates for interest-bearing deposits, and lower loan PAA. Compared to the Partial Prior Year, NII in the comparable period during the Current Year declined by $536 million as higher interest expense on interest-bearing deposits (driven by both higher rates and average balances), and a decline in loan PAA, more than offset higher interest income (driven by loan and investment portfolio growth and a higher yield on interest-earning assets).
◦NII, excluding PAA, was $6.66 billion for the Current Year and $5.97 billion for the Prior Year, an increase of $690 million. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.
•Interest income on loans and leases for the Current Year was $9.53 billion, an increase of $1.34 billion or 16% from $8.19 billion for the Prior Year. The increase was primarily due to the Timing of the SVBB Acquisition, but also reflected organic loan growth and higher loan yields, partially offset by lower loan PAA. Loan PAA was $505 million for the Current Year and $733 million for the Prior Year, a decrease of $228 million. Interest income on loans, excluding PAA, was $9.02 billion for the Current Year and $7.45 billion for the Prior Year, an increase of $1.57 billion. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.
•Interest income on investment securities for the Current Year was $1.35 billion, an increase of $699 million or 108% from $648 million for the Prior Year. The increase was due to purchases of short duration agency mortgage-backed and U.S. Treasury investment securities available for sale, and to a lesser extent, a higher yield on the purchased investment securities.
•Interest income on interest-earning deposits at banks for the Current Year was $1.48 billion, a decrease of $78 million or 5% from $1.56 billion for the Prior Year. The decrease was mainly the result of a lower average balance due to outflows that funded the purchases of investment securities discussed above, partially offset by a higher average balance due to the Timing of the SVBB Acquisition.
•Interest expense on interest-bearing deposits for the Current Year was $3.86 billion, an increase of $1.37 billion or 55% from $2.50 billion for the Prior Year. The increase was due to a higher average balance due in part to the Timing of the SVBB Acquisition, as well as organic growth in interest-bearing deposits, and higher rates paid on average interest-bearing deposits.
•Interest expense on borrowings for the Current Year was $1.35 billion, an increase of $164 million or 14% from $1.18 billion for the Prior Year, mainly the result of a higher average balance of the Purchase Money Note due to the Timing of the SVBB Acquisition.
•Average interest-earning assets for the Current Year were $201.58 billion, an increase of $30.81 billion or 18% from $170.77 billion for the Prior Year, mostly due to the Timing of the SVBB Acquisition, but also reflecting organic loan growth discussed in the “Loans” section of this MD&A and purchases of investment securities, partially offset by lower interest-earning deposits at banks.
◦The yield on average interest-earning assets was 6.12% in the Current Year, an increase of 4 bps from the Prior Year.
•Average interest-bearing liabilities for the Current Year were $148.90 billion, an increase of $26.13 billion or 21% from $122.77 billion for the Prior Year, mostly due to the Timing of the SVBB Acquisition, but also reflecting organic interest-bearing deposit growth discussed in the “Deposits” section of this MD&A.
◦The rate paid on average interest-bearing liabilities was 3.50%, an increase of 50 bps from the Prior Year, primarily due to a higher rate paid on average interest-bearing deposits, partially offset by the impact of repaying FHLB borrowings in the Prior Year.
•NIM for the Current Year was 3.54%, a decrease of 38 bps from 3.92% for the Prior Year. The decline was due to a higher average balance of interest-bearing deposits and the Purchase Money Note, a higher average rate paid on interest-bearing deposits, and lower PAA, partially offset by higher average balances and yields on loans and investment securities. NIM, excluding PAA, was 3.30% for the Current Year compared to 3.50% for the Prior Year. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Table 6
Average Balances and Yields/Rates

dollars in millions	Year Ended
	December 31, 2023			December 31, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$117,708	$8,187	6.95%	$66,303	$2,953	4.45%	$3,035	$2,199	$5,234
Investment securities	23,112	640	2.77	19,166	354	1.85	84	202	286
Securities purchased under agreements to resell	161	8	5.20	—	—	—	8	—	8
Interest-earning deposits at banks	29,790	1,556	5.22	7,726	106	1.38	733	717	1,450
Total interest-earning assets (2)	$170,771	$10,391	6.08%	$93,195	$3,413	3.66%	$3,860	$3,118	$6,978

Operating lease equipment, net	$8,495			$7,982
Cash and due from banks	879			512
Allowance for loan and lease losses	(1,495)			(875)
All other noninterest-earning assets	15,631			8,101
Total assets	$194,281			$108,915

Interest-bearing deposits
Checking with interest	$22,296	$402	1.80%	$16,323	$29	0.18%	$14	$359	$373
Money market	27,583	618	2.24	23,963	125	0.52	22	471	493
Savings	26,104	963	3.69	14,378	117	0.81	158	688	846
Time deposits	14,947	514	3.44	8,934	64	0.72	68	382	450
Total interest-bearing deposits	90,930	2,497	2.75	63,598	335	0.53	262	1,900	2,162
Borrowings:
Securities sold under customer repurchase agreements	455	2	0.35	590	1	0.19	—	1	1
Short-term FHLB borrowings	108	5	4.79	824	28	3.35	(32)	9	(23)
Short-term borrowings	563	7	1.20	1,414	29	2.03	(32)	10	(22)
Federal Home Loan Bank borrowings	2,307	120	5.22	1,414	43	3.01	35	42	77
Senior unsecured borrowings	608	14	2.21	1,348	25	1.89	(15)	4	(11)
Subordinated debt	1,043	39	3.65	1,056	33	3.15	—	6	6
Other borrowings	27,322	1,002	3.67	64	2	3.22	1,000	—	1,000
Long-term borrowings	31,280	1,175	3.75	3,882	103	2.66	1,020	52	1,072
Total borrowings	31,843	1,182	3.71	5,296	132	2.49	988	62	1,050
Total interest-bearing liabilities	$122,773	$3,679	3.00%	$68,894	$467	0.68%	$1,250	$1,962	$3,212

Noninterest-bearing deposits	$39,660			$26,318
Credit balances of factoring clients	1,166			1,153
Other noninterest-bearing liabilities	12,745			2,274
Stockholders' equity	17,937			10,276
Total liabilities and stockholders’ equity	$194,281			$108,915

Interest rate spread (2)			3.08%			2.98%
Net interest income and net yield on interest-earning assets (2)		$6,712	3.92%		$2,946	3.16%
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented are calculated net of average credit balances and deposits of factoring clients.

The following table includes the average interest-earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Year Ended December 31,
	2024	2023	2022
Loans and leases	68%	69%	71%
Investment securities	18	14	21
Interest-earning deposits at banks	14	17	8
Total interest-earning assets	100%	100%	100%

The following table shows the average interest-bearing liability mix:

Table 8
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Year Ended December 31,
	2024	2023	2022
Total interest-bearing deposits	75%	74%	92%
Securities sold under customer repurchase agreements	—	—	1
Other short-term borrowings	—	—	1
Long-term borrowings	25	26	6
Total interest-bearing liabilities	100%	100%	100%

Provision for Credit Losses

The provision for credit losses for the Current Year was $431 million, a decrease of $944 million or 69% from $1.38 billion for the Prior Year. The decrease was primarily related to the Day 2 Provision for Credit Losses of $716 million in the Prior Year. The decrease in the provision for credit losses was also due to the ALLL decrease in the Current Year, mainly due to changes in loan mix, improvements in the macroeconomic forecast, and decreases in specific reserves for individually evaluated loans. The mix shift was mostly within SVB loans and reflected increases in the global fund banking portfolio, which has a lower loss rate relative to the rest of our portfolios, and decreases in the investor dependent portfolios, which have higher loss rates. These decreases were partially offset by increases related to loan growth and a $20 million loan loss reserve for Helene.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” and “—Credit Metrics” in this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 9
Provision for Credit Losses

dollars in millions	Year Ended December 31,
	2024	2023	2022
Day 2 Provision for Loan and Lease Losses	$—	$462	454
Provision for loan and lease losses	469	703	97
Total provision for loan and lease losses	469	1,165	551
Day 2 Provision for Off-Balance Sheet Credit Exposure	—	254	59
(Benefit) provision for off-balance sheet credit exposure	(38)	(44)	35
Total (benefit) provision for off-balance sheet credit exposure	(38)	210	94
Provision for credit losses	$431	$1,375	$645

Noninterest Income

Noninterest income is an essential part of our total revenue. The primary sources of noninterest income consist of rental income on operating lease equipment, lending-related fees, deposit fees and service charges, client investment fees, wealth management services, international fees, factoring commissions, cardholder and merchant services, and insurance commissions. Descriptions of noninterest income are included in the revenue recognition section in Note 1—Significant Accounting Policies and Basis of Presentation.

Table 10
Noninterest Income

dollars in millions	Year Ended December 31,
	2024	2023	2022
Rental income on operating lease equipment	$1,048	$971	$864
Other noninterest income:
Lending-related fees	257	218	103
Deposit fees and service charges	230	200	142
Client investment fees	213	157	—
Wealth management services	211	188	142
International fees	119	91	8
Factoring commissions	75	82	104
Cardholder services, net	163	139	102
Merchant services, net	49	48	35
Insurance commissions	55	54	47
Realized gain (loss) on sale of investment securities, net	6	(26)	—
Fair value adjustment on marketable equity securities, net	13	(11)	(3)
Gain on sale of leasing equipment, net	30	20	15
Gain on acquisition	—	9,808	431
(Loss) gain on extinguishment of debt	(2)	—	7
Other noninterest income	148	136	139
Total other noninterest income	1,567	11,104	1,272
Total noninterest income	$2,615	$12,075	$2,136
Rental Income on Operating Lease Equipment
Rental income on operating lease equipment was $1.05 billion for the Current Year, an increase of $77 million or 8% from $971 million for the Prior Year. The Current Year benefited from growth in rail operating lease equipment, as well as strong re-pricing and utilization rates in the rail portfolio. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Bank segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities, and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail segment discussion in the “Results by Segment” section of this MD&A for further details.

Total Other Noninterest Income
Total other noninterest income for the Current Year was $1.57 billion, a decrease of $9.54 billion from $11.10 billion for the Prior Year. The decrease was mostly due to the gain on acquisition of $9.81 billion in the Prior Year, offset by the items discussed below.
•Client investment fees increased $56 million, mainly due to the Timing of the SVBB Acquisition, as well as growth in off-balance sheet client fund balances and expanded transaction-based services.
•Lending-related fees increased $39 million, mostly due to the Timing of the SVBB Acquisition, but also reflecting organic loan growth as discussed in the Loans section later in this MD&A. Additionally, capital market fees increased $17 million, due to higher syndication volume in the Current Year.
•Deposit fees and service charges increased $30 million, primarily due to the Timing of the SVBB Acquisition, but also impacted by deposit growth in the Branch Network and Direct Bank.
•International fees increased $28 million, mainly due to the Timing of the SVBB Acquisition, but also reflecting higher commissions we earned on customer foreign currency transactions.
•Cardholder services, net increased $24 million due to the Timing of the SVBB Acquisition and higher transaction volumes in the Current Year.
•The $24 million increase in fair value adjustment on marketable equity securities reflects higher market prices of the underlying securities.

•Wealth management services increased $23 million due to higher assets under management.
•Factoring commissions decreased $7 million, mainly due to lower factoring volume and surcharges.
•Realized gain on sales of investment securities improved $32 million compared to the Prior Year. We sold investment securities and realized a $6 million gain in the Current Year, whereas the Prior Year included a net loss of $26 million associated with the sale of a single corporate bond of a distressed financial institution and our strategic decision to sell the municipal bonds acquired in the SVBB Acquisition.
•Other noninterest income increased $12 million, primarily related to higher gains on loan sales.

Noninterest Expense

Noninterest expense includes depreciation on operating lease equipment, maintenance and other operating lease expenses, and operating expenses.

Table 11
Noninterest Expense

dollars in millions	Year Ended December 31,
	2024	2023	2022
Depreciation on operating lease equipment	$394	$371	$345
Maintenance and other operating lease expenses	219	222	189
Operating expenses:
Personnel cost	3,078	2,636	1,408
Net occupancy expense	242	244	191
Equipment expense	504	422	216
Professional fees	121	71	45
Third-party processing fees	230	205	103
FDIC insurance expense	138	158	31
Marketing expense	76	102	53
Acquisition-related expenses	210	470	231
Intangible asset amortization	63	57	23
Other noninterest expense	460	377	240
Total operating expenses	5,122	4,742	2,541
Total noninterest expense	$5,735	$5,335	$3,075

Depreciation on Operating Lease Equipment
Depreciation expense on operating lease equipment is primarily related to rail equipment and small and large ticket equipment we own and lease to others. The increase in depreciation expense for the Current Year compared to the Prior Year was primarily due to the higher operating lease equipment balance. Operating lease activity is in the Rail and Commercial Bank segments. The useful life of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Commercial Bank and Rail segments discussion in the section entitled “Results by Segment” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
The Rail segment leases railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the Current Year were $219 million, a decrease of $3 million or 2% from $222 million for the Prior Year. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition. Refer to the Rail segment discussion in the section entitled “Results by Segment” of this MD&A for further details.

Operating Expenses
Operating expenses for the Current Year were $5.12 billion, an increase of $380 million or 8% compared to $4.74 billion in the Prior Year.
•The $442 million increase in personnel cost was mostly due to the Timing of the SVBB Acquisition, but also reflected net staff additions, as well as higher incentive compensation and benefit costs.
•The $82 million increase in equipment expense was mainly due to the Timing of the SVBB Acquisition, but also reflected continued investments in technology, including software.
•The $50 million increase in professional fees included consulting costs for continued enhancements to our large financial institution regulatory compliance capabilities.
•The $25 million increase in third-party processing fees was due in part to higher transaction volume and expanded services.
•The $26 million decrease in marketing expense was primarily due to reduced marketing campaigns for Direct Bank deposits.
•The $20 million decrease in FDIC insurance expense was largely due to a special assessment of approximately $64 million in the Prior Year compared to $11 million in the Current Year, partially offset by increases as a result of deposit growth.
•The $83 million increase in other noninterest expense was spread across multiple categories, with notable increases in state-related non-income tax, employee training, regulatory agency expense, and charitable contributions, including our support relief efforts for Helene and Milton.

Acquisition-related expenses decreased $260 million from the Prior Year. The following table presents the major components of acquisition-related expenses:

Table 12
Acquisition-related expenses

dollars in millions	Year Ended December 31,
	2024	2023	2022
Personnel cost	$78	$275	$167
Professional fees	109	92	36
Asset impairment	9	67	9
Other acquisition-related expense	14	36	19
Total acquisition-related expense	$210	$470	$231
Personnel cost primarily includes severance and retention costs for employees associated with business combinations. These amounts are recognized over the requisite service period, if any.

Professional fees mainly include consulting, legal and accounting costs associated with business combinations and the related integration, optimization, and business process reengineering, including enhancements to technology. These amounts are expensed as incurred.

Income Taxes

Table 13
Income Tax Data

dollars in millions	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$3,592	$12,077	$1,362
Income tax expense	$815	$611	$264
Effective income tax rate	22.7%	5.1%	19.4%

The effective income tax rate (“ETR”) was 22.7% for the Current Year compared to 5.1% for the Prior Year. The higher Current Year ETR compared to the Prior Year was mostly due to the non-taxable nature of the gain on the SVBB Acquisition in the Prior Year.

The ETR is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the Current Year ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 20—Income Taxes for additional information.

RESULTS BY SEGMENT

We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 and 2022 periods included in this Form 10-K were recast to reflect the segment reporting changes.

BancShares’ segments include the General Bank, the Commercial Bank, SVB Commercial, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. Certain noninterest expenses are directly incurred by a segment, while others are not. Noninterest expenses not directly incurred by a segment are included in Corporate unless allocated to a segment (“Allocated Expenses”). Under our segment expense allocation methodology, Allocated Expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below are presented net of Allocated Expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate. Refer to Note 22—Segment Information for descriptions of segment products and services.

General Bank

Table 14
General Bank: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2024	2023	2022
Net interest income	$2,980	$2,580	$1,830
Noninterest income	612	526	483
Total revenue	3,592	3,106	2,313
Personnel cost	787	725	549
All other noninterest expense	1,244	1,114	909
Total noninterest expense	2,031	1,839	1,458
Provision for credit losses	153	77	11
Income before income taxes	1,408	1,190	844
Income tax expense	362	319	214
Net income	$1,046	$871	$630
Pre-provision net revenue (“PPNR”) (1)	$1,561	$1,267	$855
Select Period End Balances
Loans and leases	$66,768	$62,832	$43,212
Deposits	73,062	68,729	67,894
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

General Bank segment net income for the Current Year increased $175 million compared to the Prior Year. PPNR increased $294 million from the Prior Year. The increases in net income and PPNR were partially due to the Timing of the SVBB Acquisition.

The $400 million increase in NII reflected loan growth discussed below and improved yields, partially offset by higher deposit costs resulting from deposit growth and higher average deposit costs. Noninterest income increased $86 million, benefiting in areas such as higher wealth management services and cardholder services. Personnel cost and all other noninterest expense increased $62 million and $130 million in the Current Year, respectively, mainly due the Timing of the SVBB Acquisition.

The $76 million increase in provision for credit losses in the Current Year was mainly due to reserve increase for loan growth and the $20 million loan loss reserve for Helene.

The $3.94 billion increase in loans and leases compared to the Prior Year was mainly due to growth in commercial and business loans in our Branch Network. Consumer mortgage loans were up modestly as we continue to originate and sell rather than hold for investment.

Deposits in the General Bank segment primarily include deposits from the Branch Network, as well as Wealth and Community Association Banking channels. The $4.33 billion increase in deposits compared to the Prior Year was primarily in money market deposits in the Branch Network.

Commercial Bank

Table 15
Commercial Bank: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2024	2023	2022
Net interest income	$1,100	$1,015	$884
Rental income on operating lease equipment	227	231	212
Less: depreciation on operating lease equipment	185	180	169
Net rental income on operating lease equipment (1)	42	51	43
All other noninterest income	315	329	306
Total noninterest income (2)	542	560	518
Noninterest income, net of depreciation (1)	357	380	349
Total revenue	1,457	1,395	1,233
Personnel cost	233	194	171
All other noninterest expense	493	450	405
Total noninterest expense (2)	911	824	745
Noninterest expense, net of depreciation (1)	726	644	576
Provision for credit losses	144	517	121
Income before income taxes	587	234	536
Income tax expense	147	69	128
Net income	$440	$165	$408
PPNR (1)	$731	$751	$657
Select Period End Balances
Loans and leases	$33,197	$30,936	$27,491
Operating lease equipment, net	750	780	723
Deposits	3,283	3,228	3,219
(1)    Net rental income on operating lease equipment, noninterest income, net of depreciation, noninterest expense, net of depreciation, and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income and total noninterest expense include depreciation on operating lease equipment.

Commercial Bank segment net income for the Current Year increased $275 million compared to the Prior Year, mainly due to the $373 million decrease in provision for credit losses. The higher provision for credit losses in the Prior Year was mainly due to loan growth and a reserve increase, partially resulting from then unfavorable trends in certain macroeconomic variables.

PPNR decreased $20 million from the Prior Year. Segment NII increased $85 million compared to the Prior Year, primarily due to higher interest income on loans reflective of growth and higher yields, partially offset by higher interest expense on deposits. The $14 million decline in other noninterest income was mostly due to lower factoring commissions and fair value changes in customer derivative positions, partially offset by higher lending-related fees, including capital market fees. The $39 million increase in personnel cost was mainly due to higher incentive compensation. The $43 million increase in all other noninterest expense included items such as higher FDIC insurance expense and impairment on software and related projects.

The $2.26 billion increase in loans and leases compared to the Prior Year reflects loan growth in a number of industry verticals, primarily TMT and healthcare.

Deposits in the Commercial Bank segment increased by $55 million from the Prior Year, as higher noninterest-bearing checking offset declines in interest-bearing deposits.

SVB Commercial

Table 16
SVB Commercial: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2024	2023
Net interest income	$2,274	$1,647
Noninterest income	565	430
Total revenue	2,839	2,077
Personnel cost	530	401
All other noninterest expense	1,023	883
Total noninterest expense	1,553	1,284
Provision for credit losses	134	65
Income before income taxes	1,152	728
Income tax expense	295	184
Net income	$857	$544
PPNR (1)	$1,286	$793
Select Period End Balances
Loans and leases	$40,194	$39,511
Deposits	36,637	34,730
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

SVB Commercial segment net income for the Current Year increased $313 million compared to the Prior Year. PPNR increased $493 million from the Prior Year. The increases in net income and PPNR were mainly due to the Timing of the SVBB Acquisition.

NII increased $627 million due to higher interest income on loans due to growth and higher yields, partially offset by higher interest expense on deposits due to higher rates and balances, along with a shift to interest-bearing deposits from noninterest-bearing deposits.

The provision for credit losses increased $69 million, which included higher specific reserves in the investor dependent portfolios.

The increase of $683 million in loans was attributed to the global fund banking portfolio, partially offset by declines in investor dependent loans as payments exceeded new originations.

Deposits increased $1.91 billion from the Prior Year, mainly due to growth in money market deposits and interest-bearing checking, partially offset by declines in noninterest-bearing deposits.

Rail

Table 17
Rail: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2024	2023	2022
Net interest expense	$(186)	$(143)	$(80)
Rental income on operating lease equipment	821	740	652
Less: depreciation on operating lease equipment	209	191	176
Less: maintenance and other operating lease expenses	219	222	189
Net rental income on operating lease equipment (1)	393	327	287
All other noninterest income	15	5	4
Total noninterest income (2)	836	745	656
Noninterest income, net of depreciation and maintenance (1)	408	332	291
Total revenue	222	189	211
Personnel cost	25	22	20
All other noninterest expense	50	45	42
Total noninterest expense (2)	503	480	427
Noninterest expense, net of depreciation and maintenance (1)	75	67	62
Provision for credit losses	—	—	—
Income before income taxes	147	122	149
Income tax expense	36	32	37
Net income	$111	$90	$112
PPNR (1)	$147	$122	$149
Select Period End Balances
Loans and leases	$62	$23	$78
Operating lease equipment, net	8,573	7,966	7,433
Deposits	18	13	15
(1)    Net rental income on operating lease equipment, noninterest income, net of depreciation and maintenance, noninterest expense, net of depreciation and maintenance, and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income and total noninterest expense include depreciation and maintenance on operating lease equipment.

Rail segment net income, rental income on operating leases and net rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Net rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Rail segment net income for the Current Year compared to the Prior Year increased $21 million. PPNR increased $25 million from the Prior Year. The increases were mostly due to higher rental income on operating leases. Net rental income on operating leases for the Current Year compared to the Prior Year increased $66 million, largely attributable to growth of our railcar fleet, along with strong re-pricing. Noninterest income primarily reflects net gains on sale of leasing equipment. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 128% of the average prior or expiring lease rate during the fourth quarter of 2024. Our fleet remains effectively fully utilized. Railcar utilization, including commitments to lease, was 97.6% at December 31, 2024 and 98.7% at December 31, 2023.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at December 31, 2024 consisted of approximately 126,000 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 18
Operating Lease Railcar Portfolio by Type (units and net investment)

	December 31, 2024		December 31, 2023		December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	42%	45%	42%	43%	41%
Tank cars	27	38	27	38	29	40
Mill/ coil gondolas	8	6	8	7	8	6
Coal	7	1	7	1	8	1
Boxcars	6	6	6	6	6	6
Other	7	7	7	6	6	6
Total	100%	100%	100%	100%	100%	100%

Table 19
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
Manufacturing	$3,467	40%	$3,281	41%	$3,016	41%
Rail	2,003	23	1,889	24	1,981	27
Wholesale	1,505	18	1,217	15	1,101	15
Oil and gas extraction / services	583	7	573	7	552	7
Energy and utilities	239	3	230	3	242	3
Other	776	9	776	10	541	7
Total	$8,573	100%	$7,966	100%	$7,433	100%

Corporate
Table 20
Corporate: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2024	2023	2022
Net interest income	$975	$1,613	$312
Noninterest income	60	9,814	479
Total revenue	1,035	11,427	791
Personnel cost	1,503	1,294	668
Acquisition-related expenses	210	470	231
All other noninterest expense	(976)	(856)	(454)
Total noninterest expense	737	908	445
Provision for credit losses	—	716	513
Income before income taxes	298	9,803	(167)
Income tax expense (benefit)	(25)	7	(115)
Net income	$323	$9,796	$(52)
PPNR (1)	$298	$10,519	$346
Select Period End Balances
Deposits	42,229	39,154	18,280
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Corporate net income for the Current Year decreased $9.47 billion compared to the Prior Year. PPNR decreased $10.22 billion from the Prior Year. The decreases were mainly due to the SVBB Acquisition impacts in the Prior Year, such as the gain on acquisition of $9.81 billion.

NII decreased $638 million, mainly due to higher deposit interest expense as a result of Direct Bank deposit growth and higher rates, higher borrowing costs for the Purchase Money Note due to the Timing of the SVBB Acquisition, and a decline in loan PAA, partially offset by the increase in interest income on investment securities resulting from continued purchases and higher yields.

Prior Year noninterest income included the previously discussed gain on acquisition and a loss on sales of investment securities of $26 million, while the Current Year benefited from positive fair value adjustments on marketable equity securities and gains on sales of investment securities.

Personnel cost increased due to inclusion of the Timing of the SVBB Acquisition, along with net staff additions and higher incentive compensation. Acquisition-related expenses are further discussed in the “Noninterest Expense” section of this MD&A. All other noninterest expense is presented net of Allocated Expenses, resulting in a Contra Expense for Corporate as further discussed above and in Note 22—Segment Information.

The Prior Year included Day 2 Provision for Credit Losses of $716 million.

The income tax rates for the Current Year were impacted by a change in our estimated state tax rates and other items discussed in the “Income Taxes” section of this MD&A, while the Prior Year was impacted by the gain on acquisition.

Corporate deposits mainly consist of Direct Bank deposits of $41.09 billion, with the remaining primarily brokered deposits. The $3.08 billion increase from the Prior Year was primarily due to higher growth in savings deposits, partially offset by lower time deposits.

2025 Segment Reporting Updates
We updated our segment reporting during the first quarter of 2025 (the “2025 Segment Reporting Updates”) as we integrated certain legacy SVBB components into the Commercial Bank segment. We also updated our segment expense allocation methodology. The 2025 Segment Reporting Updates did not result in the addition or removal of any of our existing segments at December 31, 2024 and the global fund banking and investor dependent loan portfolios, as well as a substantial portion of the innovation commercial and industrial (“innovation C&I”) and cash flow dependent loan portfolios, remain in the SVB Commercial segment. The 2025 Segment Reporting Updates are not reflected in the segment reporting tables above because the updates occurred after December 31, 2024. The changes will be reflected in our Form 10-Q for the quarter ending March 31, 2025, including any prior periods included therein.

BALANCE SHEET ANALYSIS

Interest-earning Assets

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreements to resell, investment securities, loans held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher-risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of December 31, 2024 totaled $21.36 billion, a decrease of $12.25 billion or 36% from $33.61 billion at December 31, 2023. The decrease from December 31, 2023 is related to continued liquidity and funding management as we grew customer deposits and purchased investment securities.

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at December 31, 2024 totaled $158 million, a decrease of $315 million from $473 million at December 31, 2023.

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

The carrying value of investment securities at December 31, 2024 totaled $44.09 billion, an increase of $14.09 billion or 47% from $30.00 billion at December 31, 2023. The increase from December 31, 2023 reflected purchases that totaled $23.29 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, partially offset by maturities, sales, and payments of $9.52 billion. The change also included non-cash items, such as amortization, accretion, and fair value changes for investment securities available for sale and marketable equity securities.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of December 31, 2024, investment securities available for sale had a net pretax unrealized loss of $762 million, compared to a net pretax unrealized loss of $752 million as of December 31, 2023, primarily reflecting changes in interest rates and maturities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of December 31, 2024. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of December 31, 2024.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at December 31, 2024.

The following table presents the investment securities portfolio, segregated by major category:

Table 21
Investment Securities

dollars in millions	December 31, 2024			December 31, 2023			December 31, 2022
	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	32.7%	$13,897	$13,903	36.8%	$10,554	$10,508	10.6%	$2,035	$1,898
Government agency	0.2	79	77	0.4	120	117	0.9	164	162
Residential mortgage-backed securities	36.7	16,161	15,620	23.4	7,154	6,686	26.8	5,424	4,795
Commercial mortgage-backed securities	8.6	3,869	3,666	7.5	2,319	2,131	9.0	1,774	1,604
Corporate bonds	1.1	489	467	1.7	529	482	3.0	570	536
Municipal bonds	—	17	17	—	12	12	—	—	—
Total investment securities available for sale	79.3%	$34,512	$33,750	69.8%	$20,688	$19,936	50.3%	$9,967	$8,995
Investment in marketable equity securities	0.2%	$79	$101	0.3%	$75	$84	0.5%	$75	$95
Investment securities held to maturity:
U.S. Treasury	1.1%	$483	$452	1.5%	$479	$439	2.4%	$474	$424
Government agency	3.2	1,489	1,374	4.9	1,506	1,363	7.6	1,548	1,362
Residential mortgage-backed securities	9.1	4,558	3,878	12.5	4,205	3,561	21.7	4,605	3,882
Commercial mortgage-backed securities	6.5	3,407	2,729	10.1	3,489	2,875	16.1	3,355	2,871
Supranational securities	0.6	300	267	0.9	298	263	1.4	295	254
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	20.5%	$10,239	$8,702	29.9%	$9,979	$8,503	49.2%	$10,279	$8,795
Total investment securities	100.0%	$44,830	$42,553	100.0%	$30,742	$28,523	100.0%	$20,321	$17,885
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at December 31, 2024, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts, but does not include the effects of hedging. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 22
Weighted Average Yield on Investment Securities

	December 31, 2024
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.13%	4.35%	—%	—%	4.27%
Government agency	—	4.58	4.67	—	4.63
Residential mortgage-backed securities (1)	—	4.08	4.71	3.95	4.10
Commercial mortgage-backed securities (1)	4.54	4.69	6.19	3.07	4.15
Corporate bonds	6.40	7.67	5.39	6.13	6.00
Municipal bonds	—	—	—	7.20	7.20
Total investment securities available for sale	4.16%	4.45%	4.82%	3.86%	4.21%

Investment securities held to maturity:
U.S. Treasury	1.19%	1.42%	1.57%	—%	1.38%
Government agency	1.24	1.51	1.88	—	1.54
Residential mortgage-backed securities (1)	—	—	2.62	2.43	2.43
Commercial mortgage-backed securities (1)	—	2.45	1.82	2.56	2.56
Supranational securities	1.23	1.50	1.68	—	1.56
Other	3.86	—	—	—	3.86
Total investment securities held to maturity	1.24%	1.49%	1.79%	2.49%	2.27%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at December 31, 2024. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at December 31, 2024 were $85 million, an increase of $9 million or 12% from $76 million at December 31, 2023.

Table 23
Assets Held for Sale

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Loans and leases:
Commercial	$27	$26	$48
Consumer	55	38	4
SVB	—	9	—
Loans and leases	82	73	52
Operating lease equipment	3	3	8
Total assets held for sale	$85	$76	$60

Loans and Leases
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 and 2022 periods included in this Annual Report on Form 10-K were recast to reflect the changes in loan classes.

Loans and leases held for investment at December 31, 2024 were $140.22 billion, an increase of $6.92 billion or 5% from $133.30 billion at December 31, 2023. The increase from December 31, 2023 reflects growth in commercial, consumer, and SVB loans. The increase of $5.57 billion in commercial loans was spread across various industry verticals such as TMT and healthcare, due to strong loan originations. Growth in our real estate portfolio was mainly in multi-family, partially offset by a decline in general office. The consumer loan growth of $669 million was mostly in residential mortgages, reflecting increased origination activity, partially offset by loan sales which were higher in the Current Year. Within SVB loan classes, the $683 million growth was attributed to the global fund banking portfolio, partially offset by declines in investor dependent loans as loan payments exceeded new originations.

Refer to the Note 4—Loans and Leases for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 24
Loans and Leases

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$5,109	4%	$3,918	3%	$2,804	4%
Owner occupied commercial mortgage	16,842	12	15,471	12	14,473	20
Non-owner occupied commercial mortgage	16,194	12	14,995	11	9,902	14
Commercial and industrial	31,640	22	29,794	22	24,105	34
Leases	2,014	1	2,054	2	2,171	3
Total commercial	$71,799	51%	$66,232	50%	$53,455	75%
Consumer:
Residential mortgage	$23,152	16%	$22,776	17%	$13,309	19%
Revolving mortgage	2,567	2	2,165	2	1,951	3
Consumer auto	1,523	1	1,442	1	1,414	2
Consumer other	986	1	1,176	1	652	1
Total consumer	$28,228	20%	$27,559	21%	$17,326	25%
SVB:
Global fund banking	$27,904	20%	$25,553	19%	$—	—%
Investor dependent - early stage	997	1	1,403	1	—	—
Investor dependent - growth stage	2,196	2	2,897	2	—	—
Innovation C&I and cash flow dependent	9,097	6	9,658	7	—	—
Total SVB	$40,194	29%	$39,511	29%	$—	—%
Total loans and leases	$140,221	100%	$133,302	100%	$70,781	100%
Allowance for loan and lease losses	(1,676)		(1,747)		(922)
Net loans and leases	$138,545		$131,555		$69,859

The unamortized discount related to acquired loans was $1.60 billion at December 31, 2024, a decrease of $438 million from $2.04 billion at December 31, 2023. The decrease from December 31, 2023 reflects accretion of $505 million, including $81 million for unfunded commitments.

Operating Lease Equipment, Net

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 25
Operating Lease Equipment

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Railcars and locomotives	$8,573	$7,966	$7,433
Other equipment	750	780	723
Total (1)	$9,323	$8,746	$8,156
(1)    Includes off-lease rail equipment of $219 million at December 31, 2024, $253 million at December 31, 2023 and $457 million at December 31, 2022.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at December 31, 2024 totaled $153.65 billion, an increase of $9.94 billion or 7% from $143.71 billion at December 31, 2023, mainly due to deposit growth as further discussed below.

Deposits

Total deposits at December 31, 2024 were $155.23 billion, an increase of $9.38 billion or 6% from $145.85 billion at December 31, 2023. The increase from December 31, 2023 was mainly attributable to:
•growth in money market and time deposit accounts in the Branch Network,
•higher savings deposits, partially offset by lower time deposits in the Direct Bank, and
•growth in money market deposits in the SVB Commercial segment.

The following table summarizes the types of deposits:

Table 26
Deposits

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Noninterest-bearing demand	$38,633	$39,799	$24,922
Checking with interest	25,343	23,754	16,202
Money market	35,722	30,625	21,047
Savings	42,278	35,244	16,827
Time	13,253	16,432	10,410
Interest-bearing deposits	116,596	106,055	64,486
Total deposits	$155,229	$145,854	$89,408
Noninterest-bearing deposits to total deposits	24.9%	27.3%	27.9%

We strive to maintain a strong liquidity position, and therefore, deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers. As economic conditions change, we recognize that our liquidity position could be adversely affected if bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success in retaining existing deposits and generating new deposits at a reasonable cost.

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of December 31, 2024 were in North Carolina, California, and South Carolina, which represented approximately 26.1%, 8.5%, and 7.8%, respectively, of total deposits.

The Direct Bank had $41.09 billion or 26.5% of our total deposits as of December 31, 2024. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of December 31, 2024 were $36.64 billion or 23.6% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries. Deposit accounts in the SVB Commercial segment with balances in excess of $50 million totaled approximately $5.01 billion as of December 31, 2024.

Brokered deposits, included in time deposits in the preceding table, are a source of deposit funding but remain an immaterial amount of total deposits at less than 1% as of December 31, 2024 and 2023.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $59.51 billion, which represented approximately 38.3% of total deposits at December 31, 2024, compared to $54.15 billion or 37.1% of total deposits at December 31, 2023.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of December 31, 2024:

Table 27
Maturities of Time Deposits In Excess of $250,000

dollars in millions	December 31, 2024
Time deposits maturing in:
Three months or less	$831
Over three months through six months	603
Over six months through 12 months	214
More than 12 months	41
Total	$1,689

Borrowings
Total borrowings at December 31, 2024 were $37.05 billion, a decrease of $603 million from $37.65 billion at December 31, 2023. The decrease from December 31, 2023 related to the redemptions of our senior unsecured borrowings, Capital Trust debentures, and subordinated debt, along with declines in securities sold under agreements to repurchase and the Purchase Money Note. We redeemed the 2.969% fixed-to-floating rate senior unsecured notes due in September 2025 in September 2024 prior to incurring a higher cost upon conversion to a floating rate. We redeemed the 4.125% fixed-to-fixed rate subordinated notes due in November 2029 in November 2024 prior to incurring a higher cost upon rate reset. Additionally, the carrying amount of the Purchase Money Note decreased $30 million during the Current Year due to a net settlement with the FDIC of $80 million, partially offset by PAA of $50 million.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 28
Borrowings

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$367	$485	$436
Federal Home Loan Bank borrowings
Floating rate notes due through September 2025	—	—	4,250
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028(1)	35,816	35,846	—
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024	—	—	505
2.969% fixed-to-floating rate notes due September 2025(2)	—	318	320
6.000% fixed rate notes due April 2036	58	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	445	460	469
4.125% fixed-to-fixed rate notes due November 2029(3)	—	101	102
3.375% fixed-to-floating rate notes due March 2030	350	349	348
Macon Capital Trust I - floating rate debentures due March 2034	—	—	14
SCB Capital Trust I - floating rate debentures due April 2034(4)	—	10	10
FCB/SC Capital Trust II - floating rate debentures due June 2034(4)	—	18	18
FCB/NC Capital Trust III - floating rate debentures due June 2036	—	—	88
Other borrowings	15	8	26
Total borrowings	$37,051	$37,654	$6,645
(1)    Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases. The unamortized discount related to this borrowing was $176 million and $226 million at December 31, 2024 and 2023, respectively.
(2) Included a callable feature one year prior to maturity and the debt was redeemed in September 2024.
(3) Included an optional redemption feature five years prior to maturity which was exercised in November 2024.
(4) The borrowings were called during the first quarter of 2024, resulting in a $2 million loss on extinguishment of debt for the year ended December 31, 2024.

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base when appropriate. Additionally, we continue to monitor the status of the NPR issued by the federal banking agencies discussing, among other items, the proposed requirement to maintain a certain level of long-term debt that would be available to absorb losses in the event of failure as further discussed in the “Regulatory Considerations” section in Item 1. Business.

Refer to the “Liquidity Risk” section of this MD&A and Note 12—Borrowings for further information regarding liquidity and borrowings.

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

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or Non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type, and product. We strive to identify potential problem loans as early as possible, to record charge-offs as appropriate and to maintain an appropriate ALLL that accounts for expected losses over the life of the loan and lease portfolios.

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

Allowance for Loan and Lease Losses
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 and 2022 periods included in this Form 10-K were recast to reflect the changes in loan classes.

Our ALLL estimate as of December 31, 2024 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

The ALLL at December 31, 2024 was $1.68 billion, representing a decrease of $71 million from $1.75 billion at December 31, 2023. The ALLL as a percentage of total loans and leases at December 31, 2024 was 1.20%, compared to 1.31% at December 31, 2023. The decrease in the ALLL at December 31, 2024 compared to December 31, 2023 was mainly due to changes in loan mix, improvements in the macroeconomic forecast, and decreases in specific reserves for individually evaluated loans. The mix shift was mostly within SVB loans and reflected increases in the global fund banking portfolio, which has a lower loss rate relative to the rest of our portfolios, and decreases in the investor dependent portfolios, which have higher loss rates. These decreases were partially offset by increases related to loan growth and a $20 million loan loss reserve for Helene. Refer to the “Recent Events” section of the Executive Overview in this MD&A.

Our ALLL methodology is discussed further in the section entitled “Critical Accounting Estimates” of this MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

Table 29
ALLL for Loans and Leases

dollars in millions	Year Ended December 31, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747
Total provision for loan and lease losses	298	8	163	469
Charge-offs	(407)	(30)	(220)	(657)
Recoveries	46	14	57	117
Balance at end of period	$1,063	$158	$455	$1,676
Net charge-off ratio				0.39%
Net charge-offs	$361	$16	$163	$540
Average loans				$137,456
Percent of loans in each category to total loans	51%	20%	29%	100%

	Year Ended December 31, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922
Initial PCD ALLL	14	3	203	220
Day 2 Provision for Loan and Lease Losses	39	43	380	462
Provision for loan and lease losses	651	2	50	703
Total provision for loan and lease losses	690	45	430	1,165
Charge-offs	(414)	(28)	(196)	(638)
Recoveries	47	13	18	78
Balance at end of period	$1,126	$166	$455	$1,747
Net charge-off ratio				0.47%
Net charge-offs	$367	$15	$178	$560
Average loans				$119,176
Percent of loans in each category to total loans	50%	21%	29%	100%

	Year Ended December 31, 2022
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$80	$98	$—	$178
Initial PCD ALLL	258	14	—	272
Day 2 Provision for Loan and Lease Losses	432	22	—	454
Provision (benefit) for loan and lease losses	101	(4)	—	97
Total provision for loan and lease losses	533	18	—	551
Charge-offs	(126)	(20)	—	(146)
Recoveries	44	23	—	67
Balance at end of period	$789	$133	$—	$922
Net charge-off ratio				0.12%
Net charge-offs (recoveries)	$82	$(3)	$—	$79
Average loans				$67,730
Percent of loans in each category to total loans	76%	24%	—%	100%

Net charge-offs during the Current Year were $540 million, a decrease of $20 million from $560 million during the Prior Year. Lower net charge-offs in SVB Commercial were primarily related to decreases in investor dependent - growth stage and innovation C&I and cash flow dependent portfolios partially offset by increases in investor dependent - early stage portfolio. The lower net charge-offs within the commercial loans were primarily related to decreases in commercial and industrial portfolio partially offset by increases in owner occupied and non-owner occupied commercial mortgage portfolios.

The following table provides trends in the ALLL ratios:

Table 30
ALLL Ratios

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
ALLL	$1,676	$1,747	$922
Total loans and leases	$140,221	$133,302	$70,781
ALLL to total loans and leases	1.20%	1.31%	1.30%
Commercial loans and leases:
ALLL - commercial	$1,063	$1,126	$789
Commercial loans and leases	$71,799	$66,232	$53,455
Commercial ALLL to commercial loans and leases	1.48%	1.70%	1.48%
Consumer loans:
ALLL - consumer	$158	$166	$133
Consumer loans	$28,228	$27,559	$17,326
Consumer ALLL to consumer loans	0.56%	0.60%	0.77%
SVB loans:
ALLL - SVB	$455	$455	$—
SVB loans	$40,194	$39,511	$—
SVB ALLL to SVB loans	1.13%	1.15%	—%

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities, presented in Note 14—Other Liabilities. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve.

The reserve for off-balance sheet credit exposure was $278 million at December 31, 2024, a decrease of $38 million compared to $316 million at December 31, 2023. The decrease from December 31, 2023 primarily reflects declines in the volumes of SVB Commercial segment unfunded commitments. Refer to Note 23—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 31
ALLL by Loan Class

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$53	1.03%	$44	1.12%	$40	1.43%
Owner occupied commercial mortgage	51	0.30	47	0.31	61	0.42
Non-owner occupied commercial mortgage	340	2.10	335	2.24	181	1.83
Commercial and industrial	583	1.84	656	2.20	476	1.98
Leases	36	1.80	44	2.12	31	1.41
Total commercial	1,063	1.48	1,126	1.70	789	1.48
Consumer
Residential mortgage	85	0.37	94	0.41	74	0.55
Revolving mortgage	21	0.83	16	0.75	13	0.67
Consumer auto	5	0.35	5	0.34	5	0.37
Consumer other	47	4.75	51	4.31	41	6.32
Total consumer	158	0.56	166	0.60	133	0.77
SVB
Global fund banking	75	0.27	69	0.27	—	—
Investor dependent - early stage	87	8.71	96	6.84	—	—
Investor dependent - growth stage	108	4.91	127	4.40	—	—
Innovation C&I and cash flow dependent	185	2.03	163	1.69	—	—
Total SVB	455	1.13	455	1.15	—	—
Total ALLL	$1,676	1.20%	$1,747	1.31%	$922	1.30%

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting for nonperforming assets is discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents total nonperforming assets:
Table 32
Non-Performing Assets

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Nonaccrual loans:
Commercial loans	$812	$698	$529
Consumer loans	181	154	98
SVB loans	191	117	—
Total nonaccrual loans	1,184	969	627
Other real estate owned and repossessed assets	64	62	47
Total nonperforming assets	$1,248	$1,031	$674

ALLL to total loans and leases	1.20%	1.31%	1.30%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.89	0.77	0.95
Ratio of nonaccrual loans and leases to total loans and leases	0.84	0.73	0.89
Ratio of ALLL to nonaccrual loans and leases	141.58	180.15	146.88

Nonaccrual loans and leases at December 31, 2024 were $1.18 billion, an increase of $215 million from $969 million at December 31, 2023. The increase from December 31, 2023 was primarily due to non-owner occupied commercial mortgages, commercial and industrial loans, and innovation C&I and cash flow dependent loans. Refer to the “CRE Portfolio” discussion below for further information and Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class.

OREO and repossessed assets at December 31, 2024 and December 31, 2023 were $64 million and $62 million, respectively. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at December 31, 2024 and December 31, 2023 were 0.89% and 0.77%, respectively.

Past Due Accounts
Accruing loans 30 days or more past due were 0.54% and 0.71% of total loans at December 31, 2024 and December 31, 2023, respectively. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio

Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 33
Commercial Real Estate Portfolio (1)

dollars in millions	December 31, 2024		December 31, 2023
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$5,713	4.07%	$4,356	3.27%
Medical Office	3,707	2.65	3,494	2.62
Industrial/Warehouse	3,604	2.57	2,888	2.07
General Office	2,476	1.77	2,927	2.20
Retail	1,995	1.42	1,828	1.37
Hotel/Motel	876	0.62	792	0.59
Other	4,546	3.24	4,967	3.73
Total	$22,917	16.34%	$21,252	15.94%
(1) The definition of CRE in this table is aligned with the Federal Reserve and FDIC guidance on CRE and includes the following: construction loans, loans where the primary repayment is from third party rental income, and loans not secured by real estate but for the purpose of real estate. This table excludes the owner occupied commercial mortgage loan class.

Evolving macroeconomic and social conditions (including the shift to more hybrid work arrangements) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 34
Select General Office Loan Metrics

dollars in millions	December 31, 2024	December 31, 2023
% of total loans and leases	1.77%	2.20%
% of CRE loans	10.81%	13.77%
Average loan balance	$2	$2
Net charge-offs (YTD annualized %)	3.95%	3.56%
Delinquencies as a % of general office loans	10.92%	13.56%
Non-performing loans as a % of general office loans	12.10%	11.38%
ALLL ratio	4.59%	4.77%

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

Commercial Loan Concentrations

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 35
Commercial Loans and Leases - Geography

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
State
California	$15,119	21.1%	$13,824	20.9%	$9,226	17.3%
North Carolina	10,709	14.9	9,831	14.8	8,699	16.3
Texas	4,487	6.3	4,453	6.7	3,624	6.8
Florida	4,314	6.0	3,831	5.8	3,273	6.1
South Carolina	3,733	5.2	3,287	5.0	3,142	5.9
All other states	31,695	44.1	29,281	44.2	24,243	45.4
Total U.S.	$70,057	97.6%	$64,507	97.4%	$52,207	97.8%
Total International	1,742	2.4	1,725	2.6	1,248	2.2
Total	$71,799	100.0%	$66,232	100.0%	$53,455	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 36
Commercial Loans and Leases - Industry

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
Real Estate	$17,898	24.9%	$16,610	25.1%	$11,684	21.9%
Healthcare	10,247	14.3	9,259	14.0	8,146	15.2
Business Services	8,173	11.4	7,055	10.7	5,518	10.3
Manufacturing	5,966	8.3	5,845	8.8	4,387	8.2
Transportation, Communication, Gas, Utilities	5,928	8.3	5,814	8.8	5,002	9.4
Service Industries	4,124	5.7	3,498	5.3	4,213	7.9
Retail	3,740	5.2	3,560	5.4	3,462	6.5
Wholesale	3,252	4.5	3,553	5.3	2,605	4.9
Finance and Insurance	3,051	4.3	3,454	5.2	2,604	4.9
Other	9,420	13.1	7,584	11.4	5,834	10.8
Total	$71,799	100.0%	$66,232	100.0%	$53,455	100.0%

We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property. At December 31, 2024, commercial loans secured by real estate were $38.15 billion, or 53% of commercial loans and leases, compared to $34.38 billion, or 52% at December 31, 2023.

Loans and leases to borrowers in medical, dental or other healthcare fields were $10.25 billion as of December 31, 2024, which represents 14.3% of commercial loans and leases, compared to $9.26 billion or 14.0% of commercial loans and leases at December 31, 2023. We actively mitigate credit risk exposure of this industry concentration through our underwriting policies that emphasize reliance on adequate borrower cash flow, rather than underlying collateral value and our preference for financing secured by owner-occupied real property.

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 37
Consumer Loans - Geography

dollars in millions	December 31, 2024		December 31, 2023		December 31, 2022
State
California	$8,655	30.7%	$8,787	31.9%	$4,014	23.2%
North Carolina	6,923	24.5	6,370	23.1	5,702	32.9
South Carolina	3,607	12.8	3,326	12.1	3,001	17.3
Massachusetts	1,692	6.0	1,726	6.2	—	—
Other states	7,351	26.0	7,350	26.7	4,609	26.6
Total	$28,228	100.0%	$27,559	100.0%	$17,326	100.0%
Among consumer real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $2.57 billion, or 9% of total consumer loans, at December 31, 2024, compared to $2.17 billion, or 8%, at December 31, 2023.

Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs, nor have we originated these loans to customers outside of our market areas. Originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 74.4% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 27.3% of the loan balances outstanding are secured by senior collateral positions while the remaining 72.7% are secured by junior liens.

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

Global Fund Banking
The global fund banking loan portfolio includes loans to clients in the private equity and venture capital community. Global fund banking represented 69% of SVB loans and 20% of total loans at December 31, 2024, compared to 65% and 19%, respectively, at December 31, 2023. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Innovation Banking
Innovation banking primarily includes loans to technology, life science and healthcare industry clients in the various stages of their life cycles. The loans are classified as investor dependent - early stage, investor dependent - growth stage, and innovation C&I and cash flow dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% of SVB loans and 1% of total loans at December 31, 2024, compared to 4% and 1%, respectively, at December 31, 2023. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 5% of SVB loans and 2% of total loans at December 31, 2024, compared to 7% and 2%, respectively, at December 31, 2023. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 23% of SVB loans and 6% of total loans at December 31, 2024, compared to 24% and 7%, respectively, at December 31, 2023. This portfolio is comprised of two types of loans, innovation C&I and cash flow dependent. Innovation C&I includes loans in innovation sectors such as technology, life science and healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2024:

Table 38
SVB Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$896	$1,308	$2,470	$2,353	$20,877	$27,904
Investor dependent - early stage	727	180	90	—	—	997
Investor dependent - growth stage	536	559	662	124	315	2,196
Innovation C&I and cash flow dependent	221	310	753	1,315	6,498	9,097
Total	$2,380	$2,357	$3,975	$3,792	$27,690	$40,194

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at December 31, 2024, based on borrower location:

Table 39
SVB Loans - Geography

dollars in millions	December 31, 2024		December 31, 2023
State
California	$9,372	23.3%	$9,458	23.9%
Massachusetts	7,180	17.9	5,213	13.2
New York	4,691	11.7	7,338	18.6
Texas	4,061	10.1	3,645	9.2
Connecticut	3,972	9.9	3,246	8.2
All other states	10,125	25.1	8,987	22.8
Total U.S.	39,401	98.0	37,887	95.9
Total International	793	2.0	1,624	4.1
Total	$40,194	100.0%	$39,511	100.0%

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to manage fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to Secured Overnight Financing Rate (“SOFR”), as well as fair value changes of fixed rate time deposits and long-term debt indexed to SOFR. Refer to Note 13—Derivative Financial Instruments for further information on our derivative portfolio.
Our funding sources consist primarily of deposits, and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings).

The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key factors of deposit costs, and we continue to optimize deposit costs by improving our deposit mix. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities.

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, and also incorporate additional internal models and assumptions, including rate dependent prepayment for certain loans and securities and repricing of interest-bearing non-maturity deposits. The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates.

Table 40
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	December 31, 2024	December 31, 2023	December 31, 2022
-200	(10.6)%	(20.1)%	(9.0)%
-100	(6.1)	(10.0)	(4.0)
+100	6.9	9.8	3.4
+200	11.1	19.4	6.7

NII Sensitivity metrics at December 31, 2024, compared to December 31, 2023, were primarily affected by cash deployment into investment securities, and execution of interest rate hedges, as well as other balance sheet compositional changes and refinements to models, primarily related to deposit beta assumptions.

As of December 31, 2024, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 64% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of approximately 35%-45% over the twelve-month forecast horizon, including 50%-60% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the EVE due to changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements, including utilizing a dynamic rate level dependent modeling approach for our deposit attrition assumption. In addition to interest rate changes, other key assumptions used in our EVE Sensitivity simulations include asset prepayments, as well as balance attrition and pricing of non-maturity deposits.

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 41
Economic Value of Equity Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	December 31, 2024	September 30, 2024	June 30, 2024
-200	5.4%	4.2%	5.2%
-100	3.1	3.2	2.7
+100	(3.2)	(3.2)	(2.5)
+200	(7.0)	(5.2)	(4.6)

In addition to the above reported sensitivities, a wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Scenarios that impact balance sheet composition or the sensitivity to key assumptions are also evaluated.

We use results of our various interest rate risk analyses to formulate and implement asset and liability management strategies, in coordination with the Asset and Liability Committee, to achieve the desired risk profile, while managing our objectives for market risk and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, funding portfolio, or by using derivatives to mitigate earnings volatility.

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

Loan Maturity and Loan Interest Rate Sensitivity

The following table provides loan maturity distribution information:

Table 42
Loan Maturity Distribution

dollars in millions	At December 31, 2024, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,589	$2,736	$759	$25	$5,109
Owner occupied commercial mortgage	2,037	7,615	6,768	422	16,842
Non-owner occupied commercial mortgage	3,745	9,478	2,185	786	16,194
Commercial and industrial	9,932	17,136	3,492	1,080	31,640
Leases	651	1,272	91	—	2,014
Total commercial	17,954	38,237	13,295	2,313	71,799
Consumer
Residential mortgage	949	2,834	7,543	11,826	23,152
Revolving mortgage	73	193	929	1,372	2,567
Consumer auto	340	1,044	139	—	1,523
Consumer other	229	619	129	9	986
Total consumer	1,591	4,690	8,740	13,207	28,228
SVB
Global fund banking	25,781	1,971	152	—	27,904
Investor dependent - early stage	117	880	—	—	997
Investor dependent - growth stage	203	1,993	—	—	2,196
Innovation and cash flow dependent	1,533	7,236	328	—	9,097
Total SVB	27,634	12,080	480	—	40,194
Total loans and leases	$47,179	$55,007	$22,515	$15,520	$140,221

As noted above, approximately 64% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding the sensitivity to changes in interest rates of loans and leases maturing one year or after, as of December 31, 2024:

Table 43
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,369	$2,151
Owner occupied commercial mortgage	13,163	1,642
Non-owner occupied commercial mortgage	6,296	6,153
Commercial and industrial	10,107	11,601
Leases	1,352	11
Total commercial	32,287	21,558
Consumer
Residential mortgage	8,851	13,352
Revolving mortgage	30	2,464
Consumer auto	1,183	—
Consumer other	292	465
Total consumer	10,356	16,281
SVB
Global fund banking	2	2,121
Investor dependent - early stage	18	862
Investor dependent - growth stage	4	1,989
Innovation and cash flow dependent	—	7,564
Total SVB	24	12,536
Total loans and leases	$42,667	$50,375

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

Liquidity includes available cash and HQLS. At December 31, 2024 we had $59.34 billion of high-quality liquid assets (26.5% of total assets) and $27.29 billion of contingent liquidity sources available. During the first quarter of 2025 we expect to see a change in current capacity. The draw period under the Advance Facility Agreement ends March 27, 2025, thus we will no longer have access to advance funds under the agreement after this date. However, we are actively working to increase our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB.

Table 44
Liquidity

dollars in millions	December 31, 2024
Available cash	$20,545
High-quality liquid securities (1)	38,794
High-quality liquid assets	$59,339

Credit Facilities:	Current Capacity (2)
FDIC facility (3)	$5,291
FHLB facility (4)	16,423
FRB facility	5,475
Line of credit	100
Total contingent sources	$27,289
Total liquid assets and contingent sources	$86,628
Total uninsured deposits	$59,510
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	146%
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. Agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at December 31, 2024.
(3)    Advance Facility Agreement with the FDIC obtained in connection with SVBB Acquisition and has a maximum capacity of $70 billion, subject to additional collateral pledge requirements with total advances available through March 27, 2025. See below for additional details and limits on use.
(4)    Refer to the following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at December 31, 2024 were $155.23 billion, an increase of $9.38 billion or 6% from $145.85 billion at December 31, 2023.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at December 31, 2024 were $37.05 billion, a decrease of $603 million from $37.65 billion at December 31, 2023. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base when appropriate.

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

Table 45
FHLB Balances

dollars in millions	December 31, 2024	December 31, 2023	December 31, 2022
Total borrowing capacity	$17,873	$15,072	$14,918
Less:
Advances	—	—	4,250
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$16,423	$13,622	$9,218
Pledged Non-PCD loans	$30,421	$25,370	$23,491
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $5.48 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2024 and December 31, 2023.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple SOFR plus 25 bps (but in no event less than 0.00%). The facility had a current capacity of $5.29 billion and was not utilized as of December 31, 2024.

Refer to Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of December 31, 2024, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 23—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 46
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$12,724	$484	$45	$—	$13,253
Short-term borrowings	367	—	—	—	367
Long-term borrowings (1)(2)	(36)	(78)	36,381	417	36,684
Total contractual obligations	$13,055	$406	$36,426	$417	$50,304
Commitments:
Financing commitments	$29,752	$15,278	$1,711	$6,509	$53,250
Letters of credit	1,669	598	18	6	2,291
Deferred purchase agreements	1,802	—	—	—	1,802
Purchase and funding commitments	178	—	—	—	178
Affordable housing partnerships (1)	558	579	30	47	1,214
Total commitments	$33,959	$16,455	$1,759	$6,562	$58,735
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $1 million and $125 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $33 million.
(2)    Balances in parenthesis represent the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed in Table 46, we do not have any significant long-term debt obligations due until the Purchase Money Note matures in March of 2028. While scheduled principal payments are not required under the Purchase Money Note until maturity, FCB may voluntarily prepay principal without premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50% on the Purchase Money Note. Potential sources that could fund voluntary prepayments of the Purchase Money Note or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate on the Purchase Money Note.

Refer to the respective “Deposits” and “Borrowings” discussions in the “Interest-bearing Liabilities” section of this MD&A for further details. The Purchase Money Note is discussed further in Note 2—Business Combinations.

CRA Investment Commitment
BancShares has a community benefit plan, and has agreed to an addendum to SVB’s prior community benefits plan, which were developed in collaboration with representatives of community reinvestment organizations. Refer to the further discussion on CRA, including details on investment commitments, in the subsection “Community Reinvestment Act” in Item 1. Business—Regulatory Considerations.

CAPITAL

Capital requirements applicable to BancShares are discussed in “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K, including a discussion of an NPR issued by the federal banking agencies regarding enhanced capital requirements.

BancShares’ total consolidated assets are between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. However, the NPR released by federal banking agencies could alter the capital framework by implementing new long-term debt requirements for banks with total consolidated assets of $100 billion or more. We are continuing to monitor these proposed rules. For further discussion, refer to the section entitled “Regulatory Considerations—Enhanced Prudential Standards—Proposed Long-Term Debt & Clean Holding Company Requirements” in Item 1. Business.

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

Common and Preferred Stock Dividends
During the first three quarters of 2024, we paid quarterly dividends of $1.64 on the Class A common stock and Class B common stock. In the fourth quarter of 2024, the quarterly dividend on the Class A common stock and Class B common stock was increased to $1.95 per common share. In January 2025, our Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.95 per common share. The dividends are payable on March 17, 2025 to stockholders of record as of February 28, 2025.

During 2024, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 16—Stockholders' Equity. In January 2025, our Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on March 17, 2025.

Capital Composition and Ratios
As discussed earlier in this MD&A, the Board authorized a Class A common SRP in July 2024. During 2024 we repurchased 814,641 shares. Refer to the “Recent Events” section above for more information and Item 5. Market for Registrants Common Equity for additional information related to our monthly repurchase activity.

The following table details the change in outstanding Class A common stock through December 31, 2024. Refer to Note 16—Stockholders' Equity for additional information.

Table 47
Changes in Shares of Class A Common Stock Outstanding

Year Ended December 31, 2024
Class A common stock shares outstanding at beginning of period	13,514,933
Shares repurchased under authorized repurchase plan	(814,641)
Restricted stock units vested, net of shares held to cover taxes	12,144
Class A common stock shares outstanding at end of period	12,712,436

We also had 1,005,185 Class B common stock outstanding at December 31, 2024 and December 31, 2023.

We are committed to effectively managing our capital to protect our depositors, creditors and stockholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate given growth projections, risk profile and potential changes in the regulatory or external environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations or consolidated financial statements.

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive loss within stockholders’ equity. These amounts are excluded from the calculation of our regulatory capital ratios under current regulatory guidelines.

Table 48
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	December 31, 2024		December 31, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,610	15.04%	$23,891	15.75%	$11,799	13.18%
Tier 1 risk-based capital	8.50	8.00	22,137	13.53	21,150	13.94	9,902	11.06
Common equity Tier 1	7.00	6.50	21,256	12.99	20,270	13.36	9,021	10.08
Tier 1 leverage ratio	4.00	5.00	22,137	9.90	21,150	9.83	9,902	8.99

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$23,975	14.66%	$23,600	15.56%	$11,627	12.99%
Tier 1 risk-based capital	8.50	8.00	21,852	13.37	21,227	13.99	10,186	11.38
Common equity Tier 1	7.00	6.50	21,852	13.37	21,227	13.99	10,186	11.38
Tier 1 leverage ratio	4.00	5.00	21,852	9.78	21,227	9.88	10,186	9.25

As of December 31, 2024, BancShares and FCB had risk-based capital ratio conservation buffers of 7.04% and 6.66%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2023, BancShares and FCB risk-based capital ratio conservation buffers were 7.75% and 7.56%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of December 31, 2024 and December 31, 2023 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. The accounting estimate related to the determination of the ALLL is considered to be a critical accounting estimate because considerable judgment and estimation is applied by management.

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

Model outputs may be adjusted through a qualitative assessment to reflect trends that may not be adequately reflected within the models, which could include economic conditions, uncertainty in macroeconomic forecasts, credit quality, risk to specific industry concentrations, and any significant policy and underwriting changes. These qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At December 31, 2024, ALLL estimates in these scenarios ranged from approximately $1.39 billion, when weighing the upside scenario 100%, to approximately $2.12 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.68 billion was appropriate as of December 31, 2024.

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

Accounting policies related to the ALLL are discussed in Note 1—Significant Accounting Policies and Basis of Presentation. For more information regarding the ALLL, refer to the “Credit Risk — Allowance for Loan and Lease Losses” section of this MD&A and Note 5—Allowance for Loan and Lease Losses.

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) were issued by FASB but are not yet effective for BancShares:

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

We did not elect early adoption. We are continuing to evaluate the impact this ASU will have on our income tax footnote disclosures in our 2025 Annual Report on Form 10-K.

ASU No. 2024-03 - Income Statement -Reporting Comprehensive Income - Expense Disaggregation Disclosures Issued November 2024	This ASU enhances expense disclosures primarily by requiring footnote disaggregation of specified expenses in a tabular format. The ASU does not change the requirements for the presentation of expenses on the face of the income statement.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2027. Early adoption is permitted and the guidance can be applied prospectively or retrospectively.

We are currently evaluating the impact of this ASU on our footnote disclosures.

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

PPNR

PPNR is a non-GAAP measure of profit or loss calculated as net income plus the provision for credit losses and income tax expense (benefit). PPNR is a measure of segment profit or loss that is meaningful because it enables management and external users of financial statements to assess income before income taxes excluding the provision for credit losses, which can be more volatile when economic conditions are more dynamic.

The following table provides a reconciliation of net income, the comparable GAAP measure, to PPNR:

Table 49
PPNR

dollars in millions	Year Ended December 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$1,046	$440	$857	$111	$323	$2,777
Plus: provision for credit losses	153	144	134	—	—	431
Plus: income tax expense (benefit)	362	147	295	36	(25)	815
PPNR (non-GAAP)	$1,561	$731	$1,286	$147	$298	$4,023

	Year Ended December 31, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$871	$165	$544	$90	$9,796	$11,466
Plus: provision for credit losses	77	517	65	—	716	1,375
Plus: income tax expense	319	69	184	32	7	611
PPNR (non-GAAP)	$1,267	$751	$793	$122	$10,519	$13,452

	Year Ended December 31, 2022
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (loss) (GAAP)	$630	$408	$—	$112	$(52)	$1,098
Plus: provision for credit losses	11	121	—	—	513	645
Plus: income tax expense (benefit)	214	128	—	37	(115)	264
PPNR (non-GAAP)	$855	$657	$—	$149	$346	$2,007

Net Rental Income on Operating Lease Equipment for Commercial Bank and Rail Segments

Net rental income on operating lease equipment is a non-GAAP measure calculated as rental income on operating lease equipment less depreciation on operating lease equipment, as well as maintenance and other operating lease expenses, if any. Presentation of net rental income for the Commercial Bank and Rail segments also results in the noninterest income and noninterest expense subtotals being presented net of depreciation and maintenance. These measures are meaningful because they enable management to monitor the performance and profitability of operating leases after deducting direct expenses.

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 50
Commercial Bank Segment

dollars in millions		Year Ended December 31,
		2024	2023	2022
Rental income on operating leases (GAAP)		$227	$231	$212
Less: depreciation on operating lease equipment	a	185	180	169
Net rental income on operating lease equipment (non-GAAP)		$42	$51	$43

Total noninterest income (GAAP)	b	$542	$560	$518
Noninterest income, net of depreciation (non-GAAP)	b-a	357	380	349
Total noninterest expense (GAAP)	c	911	824	745
Noninterest expense, net of depreciation (non-GAAP)	c-a	726	644	576

Table 51
Rail Segment

dollars in millions		Year Ended December 31,
		2024	2023	2022
Rental income on operating leases (GAAP)		$821	$740	$652
Less: depreciation on operating lease equipment	a	209	191	176
Less: maintenance and other operating lease expenses	b	219	222	189
Net rental income on operating lease equipment (non-GAAP)		$393	$327	$287

Total noninterest income (GAAP)	c	$836	$745	$656
Noninterest income, net of depreciation and maintenance (non-GAAP)	c-a-b	408	332	291
Total noninterest expense (GAAP)	d	503	480	427
Noninterest expense, net of depreciation and maintenance (non-GAAP)	d-a-b	75	67	62

NII, NIM, and Interest and Fees on Loans, Excluding PAA

NII and NIM, excluding PAA, and interest and fees on loans, excluding loan PAA are meaningful metrics as they allow management to analyze NII, NIM and loan interest income trends more directly related to the rates of the underlying interest-earning assets and interest-bearing liabilities. Loan PAA is primarily related to the loan discount in the SVBB Acquisition. Other PAA is primarily related to the discount on the Purchase Money Note and the premium on deposits assumed in the CIT Merger.

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest and fees on loans to interest and fees on loans, excluding PAA:

Table 52
NII, NIM, and Interest and Fees on Loans, Excluding PAA

dollars in millions		Year Ended December 31,
		2024	2023	2022
NII (GAAP)	a	$7,143	$6,712	$2,946
Loan PAA	b	505	733	27
Other PAA	c	(24)	7	74
PAA	d = (b+c)	481	740	101
NII, excluding PAA (non-GAAP)	e = (a-d)	$6,662	$5,972	$2,845
Average interest-earning assets	f	$201,578	$170,771	$93,195
NIM (GAAP)	a/f	3.54%	3.92%	3.16%
NIM, excluding PAA (non-GAAP)	e/f	3.30	3.50	3.05

Interest and fees on loans (GAAP)		$9,528	$8,187	$2,953
Less: loan PAA	b	505	733	27
Interest and fees on loans, excluding loan PAA (non-GAAP)		$9,023	$7,454	$2,926

Forward-Looking Statements

Statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans, asset quality, future performance, and other strategic goals of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims,” “strives” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs on trading partners), political (including the new makeup of the U.S. Congress and Trump administration), geopolitical (including conflicts in Ukraine and the Middle East), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent interest rate cuts and any changes by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions, including the SVBB Acquisition and CIT Merger, or any future transactions.

BancShares’ SRP allows BancShares to repurchase shares of its Class A common stock through 2025. BancShares is not obligated under the SRP to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice. The authorization to repurchase Class A common stock will be utilized at management’s discretion. The actual timing and amount of Class A common stock that may be repurchased will depend on a number of factors, including the terms of any Rule 10-b5-1 plan then in effect, price, general business and market conditions, regulatory requirements, and alternative investment opportunities or capital needs.

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

Market risk information is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 8. Financial Statements and Supplementary Data within Note 1—Significant Accounting Policies and Basis of Presentation, Note 13—Derivative Financial Instruments and Note 15—Fair Value.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loans and lease losses and reserve for off-balance sheet credit exposures evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2024, the Company had an allowance for loan and lease losses (ALLL) of $1.68 billion, a portion of which includes the quantitative component for the Company’s loans evaluated on a collective basis (the quantitative ALLL) and the qualitative component for Silicon Valley Bank loans (the SVB qualitative ALLL). The Company also had a reserve for off-balance sheet credit exposures (AULL) of $278 million, a portion of which includes the reserve for off-balance sheet credit exposures for Silicon Valley Bank loans (SVB AULL) as of December 31, 2024. The quantitative ALLL, the SVB qualitative ALLL and the SVB AULL are together referred to as the collective ACL. Loans and leases are segregated into pools with similar risk characteristics, where models are utilized to estimate the quantitative ALLL. The quantitative ALLL models estimate the probability of default (PD) and loss given default (LGD) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries, and other factors. The loan and lease level undiscounted quantitative ALLL is calculated by applying the modeled PD and LGD to forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. These models utilize economic variables which are based on macroeconomic scenario forecasts which cover the lives of the loan portfolios. The macroeconomic forecasts utilize weighted baseline, upside and downside scenarios. Quantitative ALLL model outputs may be adjusted through a qualitative assessment to reflect trends not captured within the models, which could include economic conditions, credit quality, concentrations, and significant policy and underwriting changes. Unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. The Company estimates the expected funding amounts and applies the quantitative ALLL PD and LGD models to those expected funding amounts to estimate the AULL.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL including controls related to the:

•development and approval of the collective ACL methodology
•continued use and appropriateness of changes to the PD and LGD models, including the significant assumptions used in the PD and LGD models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the PD and LGD models
•development of the SVB qualitative adjustment, including the significant assumptions used in the measurement of the SVB qualitative adjustment and
•analysis of the collective ACL results, trends, and ratios.

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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
February 21, 2025

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

dollars in millions, except share data	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$814	$908
Interest-earning deposits at banks	21,364	33,609
Securities purchased under agreements to resell	158	473
Investment in marketable equity securities (cost of $79 at December 31, 2024 and $75 at December 31, 2023)	101	84
Investment securities available for sale (cost of $34,512 at December 31, 2024 and $20,688 at December 31, 2023), net of allowance for credit losses	33,750	19,936
Investment securities held to maturity (fair value of $8,702 at December 31, 2024 and $8,503 at December 31, 2023)	10,239	9,979
Assets held for sale	85	76
Loans and leases	140,221	133,302
Allowance for loan and lease losses	(1,676)	(1,747)
Loans and leases, net of allowance for loan and lease losses	138,545	131,555
Operating lease equipment, net	9,323	8,746
Premises and equipment, net	2,006	1,877
Goodwill	346	346
Other intangible assets, net	249	312
Other assets	6,740	5,857
Total assets	$223,720	$213,758
Liabilities
Deposits:
Noninterest-bearing	$38,633	$39,799
Interest-bearing	116,596	106,055
Total deposits	155,229	145,854
Credit balances of factoring clients	1,016	1,089
Borrowings:
Short-term borrowings	367	485
Long-term borrowings	36,684	37,169
Total borrowings	37,051	37,654
Other liabilities	8,196	7,906
Total liabilities	201,492	192,503
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at December 31, 2024 and December 31, 2023)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at December 31, 2024 and December 31, 2023; 12,712,436 and 13,514,933 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	13	14
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at December 31, 2024 and December 31, 2023)	1	1
Additional paid in capital	2,417	4,108
Retained earnings	19,361	16,742
Accumulated other comprehensive loss	(445)	(491)
Total stockholders’ equity	22,228	21,255
Total liabilities and stockholders’ equity	$223,720	$213,758
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
dollars in millions, except share and per share data	2024	2023	2022
Interest income
Interest and fees on loans	$9,528	$8,187	$2,953
Interest on investment securities	1,347	648	354
Interest on deposits at banks	1,478	1,556	106
Total interest income	12,353	10,391	3,413
Interest expense
Deposits	3,864	2,497	335
Borrowings	1,346	1,182	132
Total interest expense	5,210	3,679	467
Net interest income	7,143	6,712	2,946
Provision for credit losses	431	1,375	645
Net interest income after provision for credit losses	6,712	5,337	2,301
Noninterest income
Rental income on operating lease equipment	1,048	971	864
Lending-related fees	257	218	103
Deposit fees and service charges	230	200	142
Client investment fees	213	157	—
Wealth management services	211	188	142
International fees	119	91	8
Factoring commissions	75	82	104
Cardholder services, net	163	139	102
Merchant services, net	49	48	35
Insurance commissions	55	54	47
Realized gain (loss) on sale of investment securities, net	6	(26)	—
Fair value adjustment on marketable equity securities, net	13	(11)	(3)
Gain on sale of leasing equipment, net	30	20	15
Gain on acquisition	—	9,808	431
(Loss) gain on extinguishment of debt	(2)	—	7
Other noninterest income	148	136	139
Total noninterest income	2,615	12,075	2,136
Noninterest expense
Depreciation on operating lease equipment	394	371	345
Maintenance and other operating lease expenses	219	222	189
Personnel cost	3,078	2,636	1,408
Net occupancy expense	242	244	191
Equipment expense	504	422	216
Professional fees	121	71	45
Third-party processing fees	230	205	103
FDIC insurance expense	138	158	31
Marketing expense	76	102	53
Acquisition-related expenses	210	470	231
Intangible asset amortization	63	57	23
Other noninterest expense	460	377	240
Total noninterest expense	5,735	5,335	3,075
Income before income taxes	3,592	12,077	1,362
Income tax expense	815	611	264
Net income	$2,777	$11,466	$1,098
Preferred stock dividends	61	59	50
Net income available to common stockholders	$2,716	$11,407	$1,048
Earnings per common share
Basic	$189.42	$785.14	$67.47
Diluted	$189.41	$784.51	$67.40
Weighted average common shares outstanding
Basic	14,341,872	14,527,902	15,531,924
Diluted	14,342,655	14,539,613	15,549,944

See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
dollars in millions	2024	2023	2022
Net income	$2,777	$11,466	$1,098
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on securities available for sale	(7)	162	(730)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	1	1	1
Net change in defined benefit pension items	44	81	(16)
Net unrealized gain on cash flow hedge derivatives	8	—	—
Other comprehensive income (loss), net of tax	$46	$244	$(745)
Total comprehensive income	$2,823	$11,710	$353
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	1,098	—	1,098
Other comprehensive loss, net of tax	—	—	—	—	—	(745)	(745)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	75	—	—	75
Repurchased 1,500,000 shares of Class A common stock	—	(1)	—	(1,239)	—	—	(1,240)
Cash dividends declared ($2.16 per common share):
Class A common stock	—	—	—	—	(32)	—	(32)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared
Series A	—	—	—	—	(19)	—	(19)
Series B	—	—	—	—	(20)	—	(20)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	11,466	—	11,466
Other comprehensive income, net of tax	—	—	—	—	—	244	244
Stock based compensation	—	—	—	(1)	—	—	(1)
Cash dividends declared ($3.89 per common share):
Class A common stock	—	—	—	—	(53)	—	(53)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared
Series A	—	—	—	—	(18)	—	(18)
Series B	—	—	—	—	(30)	—	(30)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	2,777	—	2,777
Other comprehensive income, net of tax	—	—	—	—	—	46	46
Stock based compensation	—	—	—	(12)	—	—	(12)
Repurchased 814,641 shares of Class A common stock	—	(1)	—	(1,679)	—	—	(1,680)
Cash dividends declared ($6.87 per common share):
Class A common stock	—	—	—	—	(91)	—	(91)
Class B common stock	—	—	—	—	(6)	—	(6)
Preferred stock dividends declared:
Series A	—	—	—	—	(19)	—	(19)
Series B	—	—	—	—	(31)	—	(31)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228

See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
dollars in millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,777	$11,466	$1,098
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	431	1,375	645
Deferred tax expense (benefit)	6	(165)	206
Depreciation, amortization, and accretion, net	130	(57)	533
Stock based compensation expense	—	5	19
Realized (gain) loss on sale of investment securities, net	(6)	26	—
Fair value adjustment on marketable equity securities, net	(13)	11	3
(Gain) loss on sale of loans, net	(7)	2	(22)
Gain on sale of operating lease equipment, net	(30)	(20)	(15)
Loss on sale of premises and equipment, net	—	—	5
Gain on other real estate owned, net	(7)	(4)	(14)
Gain on acquisition	—	(9,808)	(431)
Loss (gain) on extinguishment of debt	2	—	(7)
Origination of loans held for sale	(1,078)	(740)	(499)
Proceeds from sale of loans held for sale	1,289	693	562
Impairment of premises and equipment and other assets	22	70	—
Net change in other assets	(495)	206	484
Net change in other liabilities	(34)	(379)	260
Other operating activities	1	(21)	(36)
Net cash provided by operating activities	2,988	2,660	2,791
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	12,245	5,416	6,965
Purchases of marketable equity securities	(6)	—	—
Proceeds from sales of investments in marketable equity securities	15	—	—
Purchases of investment securities available for sale	(22,490)	(12,839)	(1,985)
Proceeds from maturities of investment securities available for sale	7,445	2,084	1,237
Proceeds from sales of investment securities available for sale	1,493	495	2
Purchases of investment securities held to maturity	(792)	(213)	(755)
Proceeds from maturities of investment securities held to maturity	562	545	835
Net decrease (increase) in securities purchased under agreements to resell	315	(473)	—
Net (increase) decrease in loans	(7,484)	6,057	(5,344)
Proceeds from sales of loans	354	317	245
Net (decrease) increase in credit balances of factoring clients	(73)	94	(538)
Purchases of operating lease equipment	(1,106)	(1,023)	(771)
Proceeds from sales of operating lease equipment	250	243	95
Purchases of premises and equipment	(429)	(405)	(155)
Proceeds from sales of premises and equipment	—	—	13
Proceeds from sales of other real estate owned	19	19	48
Cash acquired, net of cash paid as consideration for acquisition	—	810	134
Proceeds from surrender of bank-owned life insurance policies	—	1,094	157
Other investing activities	(473)	208	(108)
Net cash (used in) provided by investing activities	(10,155)	2,429	75
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(3,169)	5,634	568
Net increase (decrease) in demand and other interest-bearing deposits	12,630	(5,369)	(2,259)
Net (decrease) increase in securities sold under customer repurchase agreements	(118)	39	(153)
Repayment of short-term borrowings	—	(2,250)	(1,355)
Proceeds from issuance of short-term borrowings	—	500	3,105
Repayment of long-term borrowings	(450)	(13,120)	(5,099)
Proceeds from issuance of long-term borrowings	—	9,991	3,854
Repurchase of Class A common stock	(1,648)	—	(1,240)
Cash dividends paid	(158)	(117)	(83)
Other financing activities	(14)	(7)	(24)
Net cash provided by (used in) financing activities	7,073	(4,699)	(2,686)
Change in cash and due from banks	(94)	390	180
Cash and due from banks at beginning of period	908	518	338
Cash and due from banks at end of period	$814	$908	$518

	Year Ended December 31,
dollars in millions	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,079	$3,686	$525
Income taxes	763	514	(551)
Significant non-cash investing and financing activities:
Net settlement with FDIC for Purchase Money Note	80	—	—
Dividends declared but not paid	—	—	1
Transfer of assets from held for investment to held for sale	606	336	188
Commitments extended during the period on affordable housing investment credits	710	224	110
Issuance of common stock as consideration for CIT Merger	—	—	5,279
Stock based compensation as consideration for CIT Merger	—	—	81
Issuance of preferred stock as consideration for CIT Merger	—	—	541
Purchase Money Note as consideration for SVBB Acquisition	—	35,808	—
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

Refer to Note 9—Variable Interest Entities and Note 10—Other Assets for additional information.

Reclassifications

Financial Statements
In certain instances, amounts reported in the 2023 and 2022 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

2024 Changes to the Composition of Reportable Segments
As of December 31, 2023, our reportable segments included the General Bank, the Commercial Bank, Silicon Valley Bank (“SVB”), and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures.

Effective January 1, 2024, we made the following changes to our segment reporting:
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

Segment disclosures for 2023 and 2022 in Note 22—Segment Information conform with the above described changes to our reportable segments.

Refer to Note 22—Segment Information for additional information.

2024 Changes to Loan Classes
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

During the first quarter of 2024, the private bank, CRE, and “other” loan classes described below, which were reported in the SVB portfolio at December 31, 2023 in the 2023 Annual Report on Form 10-K, were recast to the applicable loan classes within the Commercial and Consumer portfolios.
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

Loan and lease and ALLL disclosures for 2023 included in this Annual Report on Form 10-K were recast to reflect the changes in loan classes summarized above. Our loan classes as of December 31, 2024 are further described in the “Loans and Leases” discussion of this Note 1—Significant Accounting Policies and Basis of Presentation.

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

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell are accounted for as collateralized financing transactions as the terms of such purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. The securities purchased under agreements to resell were primarily collateralized by U.S. Treasury and U.S. agency mortgage-backed securities. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

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

For available for sale debt securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings to the extent that it exceeds the associated allowance for credit losses previously established. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit-related impairment exists, the amount is recorded through the allowance for credit losses and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy, or other significant events impacting the issuer.

Debt securities are also classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Management reviews all debt securities with delinquent interest and immediately charges off any accrued interest determined to be uncollectible.

Refer to Note 3—Investment Securities for additional information.

Equity Securities
Investments in equity securities having readily determinable fair values are stated at fair value. Realized and unrealized gains and losses on these securities are included in noninterest income. Dividends on marketable equity securities are included in interest on investment securities.

Nonmarketable equity securities that do not meet the criteria to be accounted for under the equity method and that do not have readily determinable fair values are measured at cost under the measurement alternative with adjustments for impairment and observable price changes if applicable. Dividends from these investments are included in noninterest income. Refer to Note 10—Other Assets for amounts of nonmarketable equity securities at December 31, 2024 and 2023.

BancShares evaluates its nonmarketable equity securities for impairment and recoverability of the recorded investment based on analysis of the facts and circumstances of each investment, including asset quality of the issuer, dividend payment history and recent redemption experience. Any impairment is recorded in noninterest income.

Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. Additionally, BancShares holds shares of Visa Inc. (“Visa”) Class B common stock. Refer to Note 3—Investment Securities and Note 10—Other Assets for additional information.

Affordable Housing Tax Credit and Unconsolidated Investments
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

Affordable Housing Tax Credit Investments
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act (“CRA”) requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method (“PAM”) if certain conditions are met. Under PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All of our investments in qualified affordable housing projects are accounted for under PAM.

Equity Method Investments
Under the equity method, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other noninterest income. Dividends and distributions from these investments are recorded as reductions to the carrying value of the investments.

Affordable housing tax credit investments and equity method investments are evaluated for impairment, with any impairment recorded in noninterest income. The recorded impairment is the excess of the investment carrying value over the fair value.

Refer to Note 9—Variable Interest Entities and Note 10—Other Assets for additional information.

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

BancShares extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. BancShares also extends credit through consumer loans, including residential mortgages and auto loans. Our loan classes as of December 31, 2024 are described below.

Commercial Loans and Leases
Commercial Construction – Commercial construction consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for CRE as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult.

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

SVB Loans
Global Fund Banking – Global fund banking is the largest class of SVB loans and consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in funds managed by certain private equity and venture capital firms.

Investor Dependent – The investor dependent class includes loans made primarily to technology, life science and healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering. The investor dependent loans are disaggregated into two classes:
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

Cash Flow Dependent and Innovation C&I – Cash flow dependent and innovation C&I loans are made primarily to technology, life science, and healthcare companies that are not investor dependent. Repayment of these loans is not dependent on additional equity financing, a successful sale or an initial public offering.
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
•Innovation C&I – These include loans in innovation sectors such as technology, life science and healthcare industries. Innovation C&I loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Balance sheet dependent loans include asset-backed loans and are structured to require constant current asset coverage (e.g., cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

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

Loan Charge-Offs and Recoveries
Loan charge-offs are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral, guarantees, and the status of collection activities. Loan balances considered uncollectible are charged-off against the ALLL and deducted from the carrying value of the related loans. Consumer loans are subject to mandatory charge-off at specified delinquency dates in accordance with regulatory guidelines. The value of the underlying collateral for consumer loans is considered when determining the charge-off amount if repossession is reasonably assured and in process. Refer to Note 4—Loans and Leases for additional information. Realized recoveries of amounts previously charged-off are credited to the ALLL.

Allowance for Loan and Lease Losses
The ALLL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date using the current expected credit loss (“CECL”) methodology in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 326 Financial Instruments - Credit Losses. Adjustments to the ALLL are recorded with a corresponding entry to the provision or benefit for credit losses.

The ALLL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ALLL. These ALLL models estimate the probability of obligor default (“PD”) and loss given default (“LGD”) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries and other factors. The loan and lease level undiscounted ALLL is calculated by applying the modeled PD and LGD to monthly forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of future economic conditions. Forecasted LGDs are adjusted for expected recoveries.

Model outputs may be adjusted through a qualitative assessment to reflect trends that may not be adequately reflected within the models, which could include economic conditions, uncertainty in macroeconomic forecasts, credit quality, risk to specific industry concentrations, and any significant policy and underwriting changes. These qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations.

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

When loans do not share risk characteristics similar to others in the pool, the ALLL is evaluated on an individual basis. Given that BancShares’ CECL models are loan level models, the number of loans individually evaluated is not significant and consists primarily of loans greater than $500 thousand. A specific ALLL is established (or charge-off recorded) for the shortfall, if any, between the present value of future cash flows (or fair value of the collateral, less estimated costs to sell) and the amortized cost of the loan.

Risk pools for estimating the ALLL, along with loans evaluated on an individual basis, are aggregated into commercial, consumer and SVB loan portfolios for reporting purposes in Note 5—Allowance for Loan and Lease Losses.

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

Refer to Note 5—Allowance for Loan and Lease Losses for the provision for off-balance sheet credit exposure and Note 14—Other Liabilities for ending balances for the reserve for off-balance sheet credit exposure.

Leases

Lessor Arrangements
Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Rail equipment has estimated useful lives of 40-50 years and the useful lives of other equipment are generally 3-10 years.

When AHFS accounting criteria are met for operating lease equipment, the equipment is marked to LOCOM and classified as AHFS and depreciation is no longer recognized. Equipment received at the end of the lease that will be sold is marked to LOCOM, with the adjustment recorded in other noninterest income. Initial direct costs are amortized over the lease term.

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

Lease components are separated from non-lease components that transfer a good or service to the customer, and the non-lease components in our lease contracts are accounted for in accordance with ASC 310 Receivables. BancShares utilizes the operating lease practical expedient for its Rail portfolio leases to not separate non-lease components of railcar maintenance services from associated lease components, and as a result rental income includes the maintenance non-lease component. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

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

Lessee Arrangements
BancShares leases certain branch locations, administrative offices, and equipment. Operating lease right of use (“ROU”) assets are included in other assets and the associated lease obligations are included in other liabilities. Finance leases are included in premises and equipment and other borrowings. Refer to Note 12—Borrowings for additional information. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; BancShares instead recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Goodwill and Other Intangible Assets
Goodwill is defined above in the “Business Combinations” section. BancShares’ evaluates goodwill for impairment annually as of July 31, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists.

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

OREO is subsequently carried at LOCOM less estimated selling costs and is evaluated at least annually. The periodic evaluations are generally based on the appraised value of the property and may include additional adjustments based upon management’s review of the valuation estimate and specific knowledge of the property. Routine maintenance costs, income and expenses related to the operation of the foreclosed asset, subsequent declines in market value and net gains or losses on disposal are included in collection and foreclosure-related expense.

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

Derivatives utilized by BancShares may include swaps, forward settlement contracts, options contracts, and risk participations. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time. A risk participation is a financial guarantee, in exchange for a fee, that gives the buyer the right to be made whole in the event of a predefined default event.

At inception, BancShares documents all relationships between hedging instruments and hedged items, including effectiveness as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or nonqualifying hedge (defined below). The designation may change based upon management’s reassessment of circumstances. BancShares assesses hedge effectiveness at inception and on an ongoing basis.

In order to manage its interest rate exposure, BancShares enters into fair value hedges of certain fixed rate debt and deposits. BancShares recognizes the changes in the fair values of the hedging instrument and hedged item in interest expense for borrowings and deposits in the Consolidated Statements of Income.

BancShares also utilizes floating-rate loan portfolio cash flow hedges. The changes in fair value of the hedging instrument in a cash flow hedge are reported in AOCI and subsequently reclassified to earnings during the periods in which the hedged cash flows affect earnings. The recognized gains and losses on loan portfolio cash flow hedges are reported in “interest and fees on loans” on the Consolidated Statements of Income when reclassified from AOCI to earnings.

If an accounting hedge (“qualifying hedge”) subsequently ceases to qualify as an effective hedge or the forecasted cash flows are no longer probable of occurring in a cash flow hedge within the specified period, hedge accounting will be discontinued. Any amounts in AOCI related to a discontinued cash flow hedge will be reclassified to earnings over the same periods in which the hedged cash flows affect earnings. However, if it becomes probable that the forecasted cash flows will not occur within the specified period, any related amounts in AOCI will be reclassified to earnings immediately.

Derivatives not designated as hedging instruments (“nonqualifying hedges”) are presented in the Consolidated Balance Sheets in other assets or other liabilities, with resulting gains or losses and periodic interest settlements and other changes in fair value reported in other noninterest income.

BancShares provides interest rate derivative contracts to support the business requirements of its customers. The derivative contracts include interest rate swap agreements and interest rate cap and floor agreements wherein BancShares acts as a seller of these derivative contracts to its customers. The carrying amount of these customer derivatives is net of the credit valuation allowance for counterparty credit risk. To mitigate the market risk associated with these customer derivatives, BancShares enters into back-to-back positions with other financial institutions.

BancShares has both bought and sold credit protection in the form of participations in interest rate swaps (risk participations). These risk participations were entered into in the ordinary course of business to facilitate customer credit needs. Swap participations where BancShares has sold credit protection have maturities ranging between 2025 and 2048 and may require BancShares to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

BancShares uses foreign currency forward contracts, interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges, which are nonqualifying hedges.

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

BancShares is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative agreement. Losses related to credit risk would be reflected in other noninterest income. BancShares manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between BancShares and its counterparties, BancShares may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis. Refer to Note 13—Derivative Financial Instruments for additional information.

Foreign Exchange Contracts
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

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, FCB may obtain rights that include an option to purchase a position in a client company's stock in the form of an equity warrant. The equity warrant assets are primarily in private, venture-backed companies in the technology, life science and healthcare industries and are generally categorized as Level 3 on the fair value hierarchy due to lack of direct observable pricing and a general lack of liquidity due to the private nature of the associated underlying company.

Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) represent the right to provide servicing under various loan servicing contracts when servicing is retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and subsequently carried at LOCOM. MSRs are amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value. Therefore, MSRs are carried at fair value only when fair value is less than the amortized cost.

Securities Sold Under Customer Repurchase Agreements
BancShares enters into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as short-term borrowings. Refer to Note 12—Borrowings for additional information.

Fair Values

Fair Value Hierarchy
BancShares measures the fair value of its financial assets and liabilities in accordance with ASC 820 Fair Value Measurement, which defines fair value, establishes a consistent framework for measuring fair value, and requires disclosures about fair value measurements. BancShares categorizes its financial instruments based on the significance of inputs to the valuation techniques according to the following three-tier fair value hierarchy:
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

Refer to Note 15—Fair Value for additional information.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of Class A common stock, par value $1 (“Class A common stock”), and Class B common stock, par value $1 (“Class B common stock”), outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive shares. BancShares’ potential dilutive instruments include unvested restricted stock units (“RSUs”). The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. Refer to Note 19—Earnings Per Common Share for additional information.

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

BancShares has unrecognized tax benefits (“UTBs”) related to the uncertain portion of tax positions BancShares has taken or expects to take. The potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities is continually monitored and evaluated. Income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where income tax returns are filed, as well as potential or pending audits or assessments by such tax auditors are evaluated on a periodic basis. BancShares files a consolidated federal income tax return and various combined and separate company state tax returns.

As a result of the Inflation Reduction Act of 2022, effective for years beginning after December 31, 2022, BancShares is subject to a Corporate Alternative Minimum Tax (“CAMT”). BancShares treats CAMT that may be applicable to tax years beginning after December 31, 2022 as a period cost.

Refer to Note 20—Income Taxes for additional disclosures.

Bank-Owned Life Insurance
Banks can purchase life insurance (“BOLI”) policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. BancShares records BOLI at each policy’s respective cash surrender value (“CSV”), with changes in the CSV recorded as noninterest income in the Consolidated Statements of Income.

Defined Benefit Pension Plans and Other Postretirement Benefits
BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. BancShares also estimates a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, BancShares considers such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The postretirement plans acquired in the CIT Merger were terminated during 2022. Refer to Note 21—Employee Benefit Plans for disclosures related to the plans.

Stock-Based Compensation
All previously issued stock-based compensation awards vested during 2024 and there are no unvested RSUs as of December 31, 2024. The fair value of the RSUs issued in the CIT Merger was determined based on the closing share price of the Parent Company’s Class A common stock on the CIT Merger Date. The fair value of the RSUs was (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger.

Expenses related to stock-based compensation were included in acquisition-related expenses in the Consolidated Statements of Income. Stock-based compensation is briefly discussed further in Note 2—Business Combinations and Note 21—Employee Benefit Plans.

Common Stock Repurchases
Repurchased common stock is immediately retired upon repurchase, resulting in a reduction to common stock at par value. The excess cost of repurchased common stock over the par amount is recorded as a reduction to additional paid in capital. Direct costs, including excise taxes, are included in the cost of the repurchased shares.

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

Descriptions of our noninterest revenue-generating activities are summarized below:

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

Lending-related fees – These include, but are not limited to, fees on lines and letters of credit, capital market-related fees and commercial loan service fees. The performance obligation is fulfilled and revenue is recognized at the point in time the requested service is provided to the customer.

Deposit fees and service charges – These deposit account-related fees and service charges include monthly account maintenance and transaction-based service fees, such as overdraft fees, stop payment fees and charges for issuing cashier’s checks and money orders. Other fees include, but are not limited to, internet banking fees, wire transfer fees, and safe deposit fees. For account maintenance services, revenue is recognized at the end of the statement period when BancShares' performance obligation has been satisfied. Other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.

Client investment fees – These are earned from discretionary investment management and related transaction-based services. For discretionary investment management services, revenue is recognized monthly based on the clients’ assets under management. Transaction-based fees are earned when transactions are executed. Amounts paid to third-party providers are not reflected in the transaction price because FCB is an agent for such services.

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

Factoring commissions – These are earned in the Commercial Bank segment and generally correlate with factoring volumes, principally in the retail sectors. Factoring commissions are charged as a percentage of the invoice amount of the receivables assigned to BancShares. The volume of factoring activity and the commission rates charged impact factoring commission income earned. Factoring commissions are deferred and recognized as income over time based on the underlying terms of the assigned receivables. Refer to Commercial Loans and Leases section for additional commentary on factoring.

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

Realized gain (loss) on sale of investment securities, net – This reflects the net gain or loss realized from sales based on the difference between sales price and amortized cost.

Fair value adjustments on marketable equity securities, net – This reflects changes in market prices of underlying portfolio investments.

Gain on sale of leasing equipment, net – These are recognized upon completion of sale (sale closing) and transfer of title. The gain is determined based on sales price less book carrying value (net of accumulated depreciation).

Other noninterest income – This consists of several forms of recurring revenue, such as FHLB dividends and BOLI income. For the remaining transactions, revenue is recognized when, or as, the performance obligation is satisfied. Other items include derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities.

Newly Adopted Accounting Standards
As of January 1, 2024, BancShares adopted the following Accounting Standards Updates (“ASUs”) issued by FASB:

ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, Issued November 2023

This ASU requires disclosure of the title and position of the chief operating decision maker (“CODM”) and the significant segment expenses that are regularly provided to the CODM. Our CODM is the Chief Executive Officer. We qualitatively and quantitatively assessed the segment expense items that are regularly provided to the CODM and identified significant segment expenses.

Net income is the primary measure of segment profit or loss and is determined in accordance with the measurement principles most consistent with GAAP, which is required for BancShares’ Consolidated Statements of Income. The CODM periodically reviews comparisons to forecasts and recent prior periods for segment net income to evaluate segment financial performance and determine where to deploy capital, liquidity, and human resources and develop strategies for loan and deposit volumes, fee-based products and services, and expense management.

Refer to Note 22—Segment Information for the segment reporting tables, which include significant segment expenses and the measure of segment profit or loss the CODM uses to assess the financial performance and decide how to allocate resources to each segment, as well as a qualitative description of the components of all other noninterest expense.

ASU 2023-02 – Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, Issued March 2023

The amendments in this ASU allow entities to elect to account for qualifying tax equity investments using PAM, regardless of the program giving rise to the related income tax credits. PAM accounting had been available only for qualifying investments in qualified affordable housing projects. This ASU also requires disclosure of the nature of the investor’s tax equity investments and the effect of income tax credits and other income tax benefits from tax equity investments on the investor’s balance sheet and income statement. These required disclosures are included in Note 9—Variable Interest Entities. Adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures.

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

BancShares determined that the SVBB Acquisition constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that are highly subjective in nature.

Management has finalized its fair value estimates for the acquired assets and assumed liabilities. The final fair value estimates included adjustments for information relating to events or circumstances existing at the SVBB Acquisition Date that impacted the preliminary fair value estimates within the allowable one-year period following the SVBB Acquisition Date (“Measurement Period Adjustments”). BancShares recorded Measurement Period Adjustments during 2023 and none during the year ended December 31, 2024.

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

Fair Value Purchase Price Allocation

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,808
Value Appreciation Instrument	500
Purchase price consideration	$36,308
Assets
Cash and due from banks	$1,310
Interest-earning deposits at banks	34,001
Investment securities available for sale	385
Loans and leases, net of the initial PCD ALLL	68,468
Affordable housing tax credit and other unconsolidated investments	1,273
Premises and equipment	308
Core deposit intangibles	230
Other assets	1,564
Total assets acquired	$107,539
Liabilities
Deposits	$56,014
Borrowings	10
Deferred tax liabilities	3,364
Other liabilities	2,035
Total liabilities assumed	$61,423
Fair value of net assets acquired	46,116
Gain on acquisition, after income taxes (2)	$9,808
Gain on acquisition, before income taxes (2)	$13,172
(1) The principal amount of the Purchase Money Note is the carrying value of net assets acquired of approximately $52.52 billion less the asset discount of $16.45 billion pursuant to the SVBB Purchase Agreement. The $35.81 billion above is net of a fair value discount of approximately $264 million.
(2) The difference between the gain on acquisition before and after taxes reflects the deferred tax liabilities of $3.36 billion recorded in the SVBB Acquisition.

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

Core deposit intangible
The following table presents the core deposit intangible recorded related to the valuation of core deposits:

Core Deposit Intangible

dollars in millions	Fair Value	Estimated Useful Life at SVBB Acquisition Date	Amortization Method
Core deposit intangible	$230	8 years	Effective yield
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. The core deposit intangible represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the after tax cost savings method under the income approach. This method estimated the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread was calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to further detail in Note 8—Goodwill and Core Deposit Intangibles.

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

Deferred tax liability
The SVBB Acquisition was an asset acquisition for tax purposes and therefore was considered a taxable transaction. The deferred tax liability of $3.36 billion for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the PAM.

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

Net interest income, noninterest income and net income of $1.95 billion, $478 million and $530 million, respectively, attributable to the SVBB Acquisition were included in BancShares’ Consolidated Statement of Income for the year ended December 31, 2023.

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

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the CIT Merger Date. BancShares recorded a gain on acquisition of $431 million in noninterest income in 2022, representing the excess of the fair value of net assets acquired over the purchase price. The gain on acquisition was not taxable.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at December 31, 2024 and 2023:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,897	$33	$(27)	$13,903
Government agency	79	—	(2)	77
Residential mortgage-backed securities	16,161	41	(582)	15,620
Commercial mortgage-backed securities	3,869	7	(210)	3,666
Corporate bonds	489	—	(22)	467
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,512	$81	$(843)	$33,750
Investment in marketable equity securities	$79	$27	$(5)	$101
Investment securities held to maturity
U.S. Treasury	$483	$—	$(31)	$452
Government agency	1,489	—	(115)	1,374
Residential mortgage-backed securities	4,558	2	(682)	3,878
Commercial mortgage-backed securities	3,407	—	(678)	2,729
Supranational securities	300	—	(33)	267
Other	2	—	—	2
Total investment securities held to maturity	$10,239	$2	$(1,539)	$8,702
Total investment securities	$44,830	$110	$(2,387)	$42,553

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,554	$34	$(80)	$10,508
Government agency	120	—	(3)	117
Residential mortgage-backed securities	7,154	72	(540)	6,686
Commercial mortgage-backed securities	2,319	9	(197)	2,131
Corporate bonds	529	—	(47)	482
Municipal bonds	12	—	—	12
Total investment securities available for sale	$20,688	$115	$(867)	$19,936
Investment in marketable equity securities	$75	$17	$(8)	$84
Investment securities held to maturity
U.S. Treasury	$479	$—	$(40)	$439
Government agency	1,506	—	(143)	1,363
Residential mortgage-backed securities	4,205	—	(644)	3,561
Commercial mortgage-backed securities	3,489	—	(614)	2,875
Supranational securities	298	—	(35)	263
Other	2	—	—	2
Total investment securities held to maturity	$9,979	$—	$(1,476)	$8,503
Total investment securities	$30,742	$132	$(2,351)	$28,523

U.S. Treasury investments include Treasury bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Administration (“SBA”), FHLB and other U.S. agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are revenue bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities & Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At December 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $20 million, respectively. At December 31, 2023, accrued interest receivable for available for sale and held to maturity debt securities was $87 million and $18 million, respectively. During the year ended December 31, 2024 and 2023, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2024 or 2023.

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

Maturities - Debt Securities

dollars in millions	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$5,090	$5,086	$5,674	$5,658
After one through five years	8,945	8,949	4,996	4,959
After five through 10 years	346	330	408	369
After 10 years	22	22	17	16
Government agency	79	77	120	117
Residential mortgage-backed securities	16,161	15,620	7,154	6,686
Commercial mortgage-backed securities	3,869	3,666	2,319	2,131
Total investment securities available for sale	$34,512	$33,750	$20,688	$19,936
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$429	$419	$27	$26
After one through five years	1,299	1,208	1,636	1,508
After five through 10 years	546	468	622	533
Residential mortgage-backed securities	4,558	3,878	4,205	3,561
Commercial mortgage-backed securities	3,407	2,729	3,489	2,875
Total investment securities held to maturity	$10,239	$8,702	$9,979	$8,503

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Year Ended December 31,
	2024	2023	2022
Interest income - taxable investment securities	$1,344	$642	$352
Interest income - nontaxable investment securities	1	4	—
Dividend income - marketable equity securities	2	2	2
Interest on investment securities	$1,347	$648	$354

Fair value adjustment on marketable equity securities and realized gains and losses on sales of investment securities, net are presented on the Consolidated Statements of Income. The realized gain on sale of marketable equity securities was $6 million, for the year ended December 31, 2024, and none in the years ended December 31, 2023 and 2022. The following table presents the gross realized losses on the sales of investment securities available for sale.

Realized Gains and Losses on Debt Securities Available For Sale

dollars in millions	Year Ended December 31,
	2024	2023	2022
Gross realized gains on sales of investment securities available for sale	$1	$—	$—
Gross realized losses on sales of investment securities available for sale	(1)	(26)	—
Net realized losses on sales of investment securities available for sale	$—	$(26)	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$3,791	$(12)	$981	$(15)	$4,772	$(27)
Government agency	—	—	77	(2)	77	(2)
Residential mortgage-backed securities	7,470	(61)	3,575	(521)	11,045	(582)
Commercial mortgage-backed securities	1,183	(8)	1,342	(202)	2,525	(210)
Corporate bonds	16	—	438	(22)	454	(22)
Total	$12,460	$(81)	$6,413	$(762)	$18,873	$(843)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$955	$—	$1,919	$(80)	$2,874	$(80)
Government agency	23	—	94	(3)	117	(3)
Residential mortgage-backed securities	293	(3)	4,073	(537)	4,366	(540)
Commercial mortgage-backed securities	157	(1)	1,386	(196)	1,543	(197)
Corporate bonds	89	(9)	393	(38)	482	(47)
Total	$1,517	$(13)	$7,865	$(854)	$9,382	$(867)

As of December 31, 2024, there were 486 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 420 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 66 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2024, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of December 31, 2024.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of December 31, 2024.

There were no debt securities on nonaccrual status as of December 31, 2024 or December 31, 2023.

Investment securities having an aggregate carrying value of $3.94 billion at December 31, 2024, and $3.77 billion at December 31, 2023, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the PAM. Refer to Note 10—Other Assets for the respective balances.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	December 31, 2024	December 31, 2023
Commercial
Commercial construction	$5,109	$3,918
Owner occupied commercial mortgage	16,842	15,471
Non-owner occupied commercial mortgage	16,194	14,995
Commercial and industrial	31,640	29,794
Leases	2,014	2,054
Total commercial	71,799	66,232
Consumer
Residential mortgage	23,152	22,776
Revolving mortgage	2,567	2,165
Consumer auto	1,523	1,442
Consumer other	986	1,176
Total consumer	28,228	27,559
SVB
Global fund banking	27,904	25,553
Investor dependent - early stage	997	1,403
Investor dependent - growth stage	2,196	2,897
Innovation C&I and cash flow dependent	9,097	9,658
Total SVB	40,194	39,511
Total loans and leases	$140,221	$133,302

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of the changes in loan classes.

At December 31, 2024 and December 31, 2023, accrued interest receivable on loans included in other assets was $603 million and $625 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income, which primarily related to the SVBB Acquisition, was $505 million for the year ended December 31, 2024, including $81 million for unfunded commitments. Discount accretion income, which primarily related to the SVBB Acquisition, was $733 million for the year ended December 31, 2023, including $128 million for unfunded commitments.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	December 31, 2024	December 31, 2023
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(91)	$(72)

Net unamortized discount on acquired loans
Non-PCD	$1,504	$1,860
PCD	94	176
Total net unamortized discount	$1,598	$2,036

The aging and nonaccrual status of the outstanding loans and leases by class at December 31, 2024 and December 31, 2023 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1) (2)

dollars in millions	December 31, 2024
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$21	$1	$1	$23	$5,077	$5,100	$9	$5,109
Owner occupied commercial mortgage	30	9	2	41	16,739	16,780	62	16,842
Non-owner occupied commercial mortgage	43	27	78	148	15,621	15,769	425	16,194
Commercial and industrial	118	39	16	173	31,182	31,355	285	31,640
Leases	33	11	2	46	1,937	1,983	31	2,014
Total commercial	245	87	99	431	70,556	70,987	812	71,799
Consumer
Residential mortgage	172	27	7	206	22,798	23,004	148	23,152
Revolving mortgage	20	4	—	24	2,519	2,543	24	2,567
Consumer auto	12	3	—	15	1,500	1,515	8	1,523
Consumer other	5	3	3	11	974	985	1	986
Total consumer	209	37	10	256	27,791	28,047	181	28,228
SVB
Global fund banking	—	—	—	—	27,904	27,904	—	27,904
Investor dependent - early stage	8	1	—	9	947	956	41	997
Investor dependent - growth stage	2	—	—	2	2,148	2,150	46	2,196
Innovation C&I and cash flow dependent	52	1	—	53	8,940	8,993	104	9,097
Total SVB	62	2	—	64	39,939	40,003	191	40,194
Total loans and leases	$516	$126	$109	$751	$138,286	$139,037	$1,184	$140,221

	December 31, 2023
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$43	$8	$1	$52	$3,864	$3,916	$2	$3,918
Owner occupied commercial mortgage	19	2	8	29	15,382	15,411	60	15,471
Non-owner occupied commercial mortgage	97	160	39	296	14,288	14,584	411	14,995
Commercial and industrial	152	41	59	252	29,348	29,600	194	29,794
Leases	51	13	7	71	1,952	2,023	31	2,054
Total commercial	362	224	114	700	64,834	65,534	698	66,232
Consumer
Residential mortgage	125	25	4	154	22,495	22,649	127	22,776
Revolving mortgage	13	2	—	15	2,129	2,144	21	2,165
Consumer auto	9	2	—	11	1,426	1,437	5	1,442
Consumer other	8	3	3	14	1,161	1,175	1	1,176
Total consumer	155	32	7	194	27,211	27,405	154	27,559
SVB
Global fund banking	—	—	—	—	25,553	25,553	—	25,553
Investor dependent - early stage	8	9	2	19	1,347	1,366	37	1,403
Investor dependent - growth stage	—	1	—	1	2,859	2,860	37	2,897
Innovation C&I and cash flow dependent	27	3	—	30	9,585	9,615	43	9,658
Total SVB	35	13	2	50	39,344	39,394	117	39,511
Total loans and leases	$552	$269	$123	$944	$131,389	$132,333	$969	$133,302
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $14 million for the twelve months ended December 31, 2024 and $10 million for the year ended December 31, 2023.
(2)    Nonaccrual loans for which there was no related ALLL totaled $303 million at December 31, 2024 and $138 million at December 31, 2023.

OREO and repossessed assets were $64 million as of December 31, 2024 and $62 million as of December 31, 2023.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2024 and December 31, 2023, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$1,095	$1,854	$1,276	$287	$152	$52	$148	$—	$4,864
Special Mention	—	80	35	—	7	24	—	—	146
Substandard	—	8	47	20	7	17	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,095	1,942	1,358	307	166	93	148	—	5,109
Owner occupied commercial mortgage
Pass	2,721	2,445	2,747	2,581	2,199	2,988	223	29	15,933
Special Mention	22	46	70	58	32	61	9	—	298
Substandard	30	34	136	82	73	245	10	1	611
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,773	2,525	2,953	2,721	2,304	3,294	242	30	16,842
Non-owner occupied commercial mortgage
Pass	2,879	3,082	2,744	2,041	1,598	2,134	119	3	14,600
Special Mention	—	66	293	43	4	86	—	—	492
Substandard	12	15	171	39	116	653	—	—	1,006
Doubtful	—	—	—	—	20	76	—	—	96
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,891	3,163	3,208	2,123	1,738	2,949	119	3	16,194
Commercial and industrial
Pass	9,677	4,862	3,417	2,042	1,101	1,408	6,886	62	29,455
Special Mention	92	53	178	245	25	69	114	—	776
Substandard	61	127	225	106	167	207	274	4	1,171
Doubtful	5	23	35	15	1	18	6	—	103
Ungraded	—	—	—	—	—	—	135	—	135
Total commercial and industrial	9,835	5,065	3,855	2,408	1,294	1,702	7,415	66	31,640
Leases
Pass	739	506	300	147	96	46	—	—	1,834
Special Mention	13	17	29	5	4	—	—	—	68
Substandard	21	29	23	13	9	8	—	—	103
Doubtful	1	3	2	2	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	774	555	354	167	110	54	—	—	2,014
Total commercial	$17,368	$13,250	$11,728	$7,726	$5,612	$8,092	$7,924	$99	$71,799

SVB - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Global fund banking
Pass	$892	$179	$147	$20	$14	$12	$26,588	$36	$27,888
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	892	179	152	28	16	12	26,589	36	27,904
Investor dependent - early stage
Pass	293	201	94	5	—	—	97	3	693
Special Mention	8	8	3	—	—	—	—	—	19
Substandard	44	83	62	17	—	—	41	—	247
Doubtful	15	16	6	—	—	—	1	—	38
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	360	308	165	22	—	—	139	3	997
Investor dependent - growth stage
Pass	842	439	258	32	—	—	218	—	1,789
Special Mention	9	20	3	—	—	—	26	—	58
Substandard	78	90	102	14	1	—	20	—	305
Doubtful	11	3	22	5	—	—	3	—	44
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	940	552	385	51	1	—	267	—	2,196
Innovation C&I and cash flow dependent
Pass	2,136	1,433	1,205	347	120	—	2,147	5	7,393
Special Mention	53	183	77	57	4	—	89	—	463
Substandard	94	220	389	226	28	—	180	—	1,137
Doubtful	—	—	7	—	—	—	97	—	104
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,283	1,836	1,678	630	152	—	2,513	5	9,097
Total SVB	$4,475	$2,875	$2,380	$731	$169	$12	$29,508	$44	$40,194

Consumer Loans - Delinquency Status by Class

December 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$2,178	$2,968	$5,264	$5,148	$2,913	$4,353	$4	$—	$22,828
30-59 days	3	13	19	23	31	95	—	—	184
60-89 days	1	3	5	2	2	28	—	—	41
90 days or greater	—	4	6	7	9	73	—	—	99
Total residential mortgage	2,182	2,988	5,294	5,180	2,955	4,549	4	—	23,152
Revolving mortgage
Current	—	—	—	—	—	—	2,420	108	2,528
30-59 days	—	—	—	—	—	—	16	6	22
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,440	127	2,567
Consumer auto
Current	617	358	277	155	68	27	—	—	1,502
30-59 days	3	3	3	2	1	1	—	—	13
60-89 days	1	1	1	1	—	—	—	—	4
90 days or greater	1	1	1	1	—	—	—	—	4
Total consumer auto	622	363	282	159	69	28	—	—	1,523
Consumer other
Current	147	144	99	30	6	18	531	—	975
30-59 days	1	—	—	—	—	1	3	—	5
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	148	144	100	30	6	20	538	—	986
Total consumer	$2,952	$3,495	$5,676	$5,369	$3,030	$4,597	$2,982	$127	$28,228

The following tables represent current credit quality indicators by origination year as of December 31, 2023:

Commercial Loans - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$1,062	$1,615	$620	$226	$63	$57	$39	$4	$3,686
Special Mention	—	10	6	81	47	—	—	—	144
Substandard	—	47	5	31	—	5	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,062	1,672	631	338	110	62	39	4	3,918
Owner occupied commercial mortgage
Pass	2,544	2,859	2,902	2,467	1,666	2,107	193	31	14,769
Special Mention	26	19	24	28	43	72	1	—	213
Substandard	7	91	99	61	45	176	10	—	489
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,577	2,969	3,025	2,556	1,754	2,355	204	31	15,471
Non-owner occupied commercial mortgage
Pass	3,132	3,150	2,212	1,860	1,148	1,930	80	3	13,515
Special Mention	14	45	33	96	171	90	9	—	458
Substandard	2	48	27	127	365	330	—	—	899
Doubtful	—	—	2	13	67	39	2	—	123
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	3,148	3,243	2,274	2,096	1,751	2,389	91	3	14,995
Commercial and industrial
Pass	8,472	4,858	3,347	1,660	952	1,351	6,818	34	27,492
Special Mention	105	134	149	89	69	26	194	—	766
Substandard	92	236	144	217	127	258	264	4	1,342
Doubtful	2	19	5	—	12	20	13	—	71
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	8,671	5,247	3,645	1,966	1,160	1,655	7,412	38	29,794
Leases
Pass	732	499	290	209	91	35	—	—	1,856
Special Mention	18	22	20	7	4	1	—	—	72
Substandard	28	32	21	19	6	8	—	—	114
Doubtful	3	4	3	1	1	—	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	781	557	334	236	102	44	—	—	2,054
Total commercial	$16,239	$13,688	$9,909	$7,192	$4,877	$6,505	$7,746	$76	$66,232

SVB - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$453	$202	$40	$36	$14	$3	$24,702	$66	$25,516
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	9	3	—	—	18	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	453	209	49	39	14	3	24,720	66	25,553
Investor dependent - early stage
Pass	421	453	85	4	1	—	99	2	1,065
Special Mention	8	14	1	—	—	—	—	—	23
Substandard	40	138	51	3	—	—	51	—	283
Doubtful	12	12	3	—	—	1	4	—	32
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	481	617	140	7	1	1	154	2	1,403
Investor dependent - growth stage
Pass	1,034	967	217	25	8	2	198	5	2,456
Special Mention	6	25	—	—	—	—	—	—	31
Substandard	66	192	83	7	1	—	27	—	376
Doubtful	—	12	20	—	—	—	2	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,106	1,196	320	32	9	2	227	5	2,897
Innovation C&I and cash flow dependent
Pass	2,370	2,238	833	293	80	44	2,598	—	8,456
Special Mention	99	103	36	66	—	—	92	—	396
Substandard	51	185	254	76	25	—	175	—	766
Doubtful	—	—	—	—	—	10	30	—	40
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,520	2,526	1,123	435	105	54	2,895	—	9,658
Total SVB	$4,560	$4,548	$1,632	$513	$129	$60	$27,996	$73	$39,511

Consumer Loans - Delinquency Status by Class

December 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$3,155	$5,588	$5,521	$3,174	$1,381	$3,702	$13	$—	$22,534
30-59 days	3	16	15	7	10	85	—	—	136
60-89 days	1	1	5	4	1	21	—	—	33
90 days or greater	1	4	2	6	1	59	—	—	73
Total residential mortgage	3,160	5,609	5,543	3,191	1,393	3,867	13	—	22,776
Revolving mortgage
Current	—	—	—	—	—	—	2,056	80	2,136
30-59 days	—	—	—	—	—	—	11	4	15
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	6	5	11
Total revolving mortgage	—	—	—	—	—	—	2,074	91	2,165
Consumer auto
Current	525	427	261	131	56	28	—	—	1,428
30-59 days	1	3	2	1	1	1	—	—	9
60-89 days	1	1	1	—	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	527	432	265	132	57	29	—	—	1,442
Consumer other
Current	215	170	52	8	5	21	690	—	1,161
30-59 days	1	1	—	—	—	—	6	—	8
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	216	171	52	8	5	24	700	—	1,176
Total consumer	$3,903	$6,212	$5,860	$3,331	$1,455	$3,920	$2,787	$91	$27,559

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Year Ended December 31, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$12	$—	$—	$12
Non-owner occupied commercial mortgage	—	—	—	—	36	81	—	—	117
Commercial and industrial	17	46	81	19	5	17	63	1	249
Leases	2	6	7	7	3	4	—	—	29
Total commercial	19	52	88	26	44	114	63	1	407
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Revolving mortgage	—	—	—	—	—	—	—	1	1
Consumer auto	1	2	2	1	—	—	—	—	6
Consumer other	—	2	1	1	—	1	17	—	22
Total consumer	1	4	3	2	—	2	17	1	30
SVB
Investor dependent - early stage	—	41	66	18	2	—	7	—	134
Investor dependent - growth stage	—	14	37	10	1	6	2	—	70
Innovation C&I and cash flow dependent	—	2	—	—	—	2	12	—	16
Total SVB	—	57	103	28	3	8	21	—	220
Total loans and leases	$20	$113	$194	$56	$47	$124	$101	$2	$657

Year Ended December 31, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$—	$1	$—	$1
Non-owner occupied commercial mortgage	—	—	—	—	66	21	—	—	87
Commercial and industrial	31	90	40	53	15	16	55	1	301
Leases	2	10	7	3	2	1	—	—	25
Total commercial	33	100	47	56	83	38	56	1	414
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	1	1	1	1	—	—	—	—	4
Consumer other	7	1	1	—	—	—	13	—	22
Total consumer	8	2	2	1	—	2	13	—	28
SVB
Investor dependent - early stage	2	30	29	3	—	—	11	—	75
Investor dependent - growth stage	22	37	25	12	—	—	1	—	97
Innovation C&I and cash flow dependent	6	—	—	—	—	—	18	—	24
Total SVB	30	67	54	15	—	—	30	—	196
Total loans and leases	$71	$169	$103	$72	$83	$40	$99	$1	$638

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

Amortized Cost of Loans Modified during the year ended December 31, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$11	$1	$—	$—	$—	$—	$12	0.22%
Owner occupied commercial mortgage	37	10	4	1	2	—	54	0.32
Non-owner occupied commercial mortgage	184	6	—	9	26	—	225	1.39
Commercial and industrial	88	31	30	14	2	—	165	0.52
Total commercial	320	48	34	24	30	—	456	0.64
Consumer
Residential mortgage	10	—	2	2	—	—	14	0.06
Revolving mortgage	9	—	—	1	—	—	10	0.38
Total consumer	19	—	2	3	—	—	24	0.08
SVB
Investor dependent - early stage	—	27	—	—	12	1	40	3.94
Investor dependent - growth stage	7	37	—	—	15	—	59	2.67
Innovation C&I and cash flow dependent	55	67	—	—	—	—	122	1.35
Total SVB	62	131	—	—	27	1	221	0.55
Total loans and leases	$401	$179	$36	$27	$57	$1	$701	0.50%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of Investor dependent - early stage loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the year ended December 31, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$4	$—	$—	$—	$—	$—	$4	0.10%
Owner occupied commercial mortgage	16	—	2	—	—	—	18	0.11
Non-owner occupied commercial mortgage	258	—	—	40	—	—	298	1.99
Commercial and industrial	106	10	—	5	—	—	121	0.41
Total commercial	384	10	2	45	—	—	441	0.67
Consumer
Residential mortgage	8	—	—	3	—	3	14	0.06
Revolving mortgage	2	—	—	1	—	—	3	0.12
Total consumer	10	—	—	4	—	3	17	0.06
SVB
Investor dependent - early stage	3	17	—	—	—	6	26	1.88
Investor dependent - growth stage	8	28	—	—	—	—	36	1.24
Innovation C&I and cash flow dependent	72	—	—	—	7	—	79	0.81
Total SVB	83	45	—	—	7	6	141	0.36
Total loans and leases	$477	$55	$2	$49	$7	$9	$599	0.45%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $6 million of Investor dependent - early stage loans modified with a term extension, interest rate reduction, and payment delay as well as $3 million of Residential mortgages modified with a payment delay and interest rate reduction.

Financial Effects of Loan Modifications made during the year ended December 31, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	6	0.60%	5	$—
Owner occupied commercial mortgage	30	1.42	7	—
Non-owner occupied commercial mortgage	20	0.78	40	—
Commercial and industrial	23	0.79	9	—
Leases	11	—	6	—
Total commercial	21	0.84	21	—
Consumer
Residential mortgage	71	1.89	11	—
Revolving mortgage	37	4.27	—	—
Consumer auto	31	0.53	—	—
Consumer other	60	9.66	—	—
Total consumer	56	2.73	11	—
SVB
Investor dependent - early stage	10	2.75	7	—
Investor dependent - growth stage	12	—	8	—
Innovation C&I and cash flow dependent	12	—	12	—
Total SVB	12	2.75	10	—
Total loans and leases	21	1.00%	13	$—

Financial Effects of Loan Modifications made during the year ended December 31, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	9	—%	—	$—
Owner occupied commercial mortgage	17	3.52	—	—
Non-owner occupied commercial mortgage	12	3.00	—	—
Commercial and industrial	20	2.04	7	—
Leases	16	—	—	—
Total commercial	14	2.93	7	—
Consumer
Residential mortgage	78	4.13	6	—
Revolving mortgage	59	2.81	—	—
Consumer auto	27	0.69	—	—
Consumer other	53	9.42	—	—
Total consumer	74	4.08	6	—
SVB
Investor dependent - early stage	9	1.00	5	—
Investor dependent - growth stage	9	—	5	—
Innovation C&I and cash flow dependent	4	—	5	—
Total SVB	5	1.00	5	—
Total loans and leases	14	2.89%	6	$—

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

At December 31, 2024, there were $62 million of loans modified in the twelve months ended December 31, 2024, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (year ended December 31, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$12	$—	$—	$—	$12
Owner occupied commercial mortgage	51	3	—	—	54
Non-owner occupied commercial mortgage	220	5	—	—	225
Commercial and industrial	130	1	1	33	165
Total commercial	413	9	1	33	456
Consumer
Residential mortgage	8	2	1	3	14
Revolving mortgage	9	—	—	1	10
Total consumer	17	2	1	4	24
SVB
Investor dependent - early stage	29	11	—	—	40
Investor dependent - growth stage	59	—	—	—	59
Innovation C&I and cash flow dependent	122	—	—	—	122
Total SVB	210	11	—	—	221
Total loans and leases	$640	$22	$2	$37	$701

Modified Loans Payment Status (year ended December 31, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$4	$—	$—	$—	$4
Owner occupied commercial mortgage	17	1	—	—	18
Non-owner occupied commercial mortgage	297	—	—	1	298
Commercial and industrial	116	3	1	1	121
Total commercial	434	4	1	2	441
Consumer
Residential mortgage	12	—	1	1	14
Revolving mortgage	3	—	—	—	3
Total consumer	15	—	1	1	17
SVB
Investor dependent - early stage	22	—	—	4	26
Investor dependent - growth stage	36	—	—	—	36
Innovation C&I and cash flow dependent	39	—	—	40	79
Total SVB	97	—	—	44	141
Total loans and leases	$546	$4	$2	$47	$599

At December 31, 2024, there were $55 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the twelve months ended December 31, 2024. At December 31, 2023, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the twelve months ended December 31, 2023.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the FRB and FDIC.

Loans Pledged

dollars in millions	December 31, 2024	December 31, 2023
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$17,873	$15,072
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$16,423	$13,622
Pledged non-PCD loans	$30,421	$25,370

FRB
Lendable collateral value of pledged non-PCD loans	$5,475	$5,115
Less: advances	—	—
Available borrowing capacity	$5,475	$5,115
Pledged non-PCD loans	$6,309	$6,273

FDIC
Lendable collateral value of pledged loans	$41,282	$51,179
Less: advances	—	—
Less: Purchase Money Note	35,991	36,072
Available borrowing capacity	$5,291	$15,107
Pledged loans	$41,040	$51,179

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

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2024 or December 31, 2023.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure is included in other liabilities, presented in Note 14—Other Liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) investment securities available for sale is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

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

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Year Ended December 31, 2024				Year Ended December 31, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	14	3	203	220
Day 2 Provision for Loan and Lease Losses	—	—	—	—	39	43	380	462
Provision for loan and lease losses	298	8	163	469	651	2	50	703
Total provision for loan and lease losses	298	8	163	469	690	45	430	1,165
Charge-offs	(407)	(30)	(220)	(657)	(414)	(28)	(196)	(638)
Recoveries	46	14	57	117	47	13	18	78
Balance at end of period	$1,063	$158	$455	$1,676	$1,126	$166	$455	$1,747

dollars in millions	Year Ended December 31, 2022
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$80	$98	$—	$178
Initial PCD ALLL	258	14	—	272
Day 2 Provision for Loan and Lease Losses	432	22	—	454
Provision (benefit) for loan and lease losses	101	(4)	—	97
Total provision for loan and lease losses	533	18	—	551
Charge-offs	(126)	(20)	—	(146)
Recoveries	44	23	—	67
Balance at end of period	$789	$133	$—	$922

The decrease in the ALLL at December 31, 2024 compared to December 31, 2023 was mainly due to changes in loan mix, improvements in the macroeconomic forecast, and decreases in specific reserves for individually evaluated loans. The mix shift was mostly within SVB loans and reflected increases in the global fund banking portfolio, which has a lower loss rate relative to the rest of our portfolios, and decreases in the investor dependent portfolios, which have higher loss rates. These decreases were partially offset by increases related to loan growth and a $20 million loan loss reserve for Helene.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Year Ended December 31,
	2024	2023	2022
Day 2 Provision for Loan and Lease Losses	$—	$462	$454
Provision for loan and lease losses	469	703	97
Total provision for loan and lease losses	469	1,165	551
Day 2 Provision for Off-Balance Sheet Credit Exposure	—	254	59
(Benefit) provision from off-balance sheet credit exposure	(38)	(44)	35
Total (benefit) provision for off-balance sheet credit exposure	(38)	210	94
Provision for credit losses	$431	$1,375	$645

NOTE 6 — LEASES

Lessee
BancShares’ leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our real estate leases have remaining lease terms of up to 33 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	December 31, 2024	December 31, 2023
Lease assets:
Operating lease ROU assets	Other assets	$316	$354
Finance leases	Premises and equipment	15	9
Total lease assets		$331	$363
Lease liabilities:
Operating leases	Other liabilities	$357	$396
Finance leases	Other borrowings	15	9
Total lease liabilities		$372	$405
Weighted-average remaining lease terms:
Operating leases		7.4 years	8.1 years
Finance leases		11.7 years	15.4 years
Weighted-average discount rate:
Operating leases		2.94%	2.70%
Finance leases		3.96	3.52

As of December 31, 2024, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease cost (1)	Occupancy expense	$76	$64	$58
Finance lease ROU asset amortization	Equipment expense	2	2	2
Variable lease cost (2)	Occupancy expense	28	25	12
Sublease income	Occupancy expense	(6)	(3)	(2)
Net lease cost (1), (2)		$100	$88	$70
(1) In addition, approximately $34 million and $6 million related to subleases or closures of leased real estate were included in acquisition-related expenses in the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, respectively.
(2) Includes short-term lease cost.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77	$63	$54
Financing cash flows from finance leases	2	2	2
ROU assets obtained in exchange for new operating lease liabilities	28	69	19
ROU assets obtained in exchange for new finance lease liabilities	8	4	5

The following table presents lease liability maturities at December 31, 2024:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
2025	68	3	71
2026	67	3	70
2027	56	2	58
2028	42	1	43
2029	37	1	38
Thereafter	124	10	134
Total undiscounted lease payments	394	20	414
Difference between undiscounted cash flows and discounted cash flows	37	5	42
Lease liabilities, at present value	357	15	372

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

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $941 million at December 31, 2024, which includes $4 million of impairment on operating lease equipment, and $658 million at December 31, 2023) by equipment type.

Operating Lease Equipment

dollars in millions	December 31, 2024	December 31, 2023
Railcars and locomotives(1)	$8,573	$7,966
Other equipment	750	780
Total(1)	$9,323	$8,746
(1) Includes off-lease rail equipment of $219 million at December 31, 2024 and $253 million at December 31, 2023.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	December 31, 2024	December 31, 2023
Lease receivables	$1,764	$1,780
Unguaranteed residual assets	235	262
Total net investment in finance leases	1,999	2,042
Leveraged lease net investment(1)	15	13
Total	$2,014	$2,055
(1) Leveraged leases are reported net of non-recourse debt of $2 million at December 31, 2024 and $5 million at December 31, 2023. Our leveraged lease arrangements commenced before the ASC 842, Leases, effective date of January 1, 2019, and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Year Ended December 31,
	2024	2023	2022
Lease income – operating leases	$966	$895	$796
Variable lease income – operating leases (1)	82	76	68
Rental income on operating leases	1,048	971	864
Interest income – sales type and direct financing leases	175	171	169
Variable lease income included in other noninterest income (2)	61	59	51
Interest income – leveraged leases	4	12	20
Total lease income	$1,288	$1,213	$1,104
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at December 31, 2024. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
2025	$864
2026	713
2027	543
2028	361
2029	216
Thereafter	348
Total	$3,045

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
2025	$741
2026	541
2027	360
2028	205
2029	94
Thereafter	48
Total undiscounted lease receivables	$1,989
Difference between undiscounted cash flows and discounted cash flows	225
Lease receivables, at present value	$1,764

NOTE 7 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2024 and 2023 are summarized as follows:

dollars in millions	Useful Life (years)	December 31, 2024	December 31, 2023
Land	indefinite	$407	$403
Premises and leasehold improvements	3 - 30	1,598	1,609
Furniture, equipment and software	2 - 15	1,629	1,260
Total		3,634	3,272
Less accumulated depreciation and amortization		1,628	1,395
Premises and equipment, net		$2,006	$1,877
Depreciation and amortization expense is included in equipment expense and net occupancy expense in the Consolidated Statements of Income and was $276 million, $225 million, and $142 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, there were $22 million of impairment charges primarily on software and related projects, of which $9 million was included in acquisition-related expenses, with the remaining included in other noninterest expense. For the year ended December 31, 2023, there were $35 million of impairment charges primarily on software, of which $32 million was included in acquisition-related expenses, with the remaining amount included in other non-interest expense.

NOTE 8 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at December 31, 2024 and 2023. There was no goodwill impairment during the years ended December 31, 2024, 2023, or 2022. Goodwill relates to the General Bank reporting unit.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for accounting policies and impairment testing related to goodwill and intangible assets.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

	Year Ended December 31,
dollars in millions	2024	2023
Balance at beginning of period, net of accumulated amortization	$312	$140
Core deposit intangibles related to the SVBB Acquisition	—	230
Less: amortization for the period	63	58
Balance at end of period, net of accumulated amortization	$249	$312

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	December 31, 2024	December 31, 2023
Gross balance	$501	$501
Less: accumulated amortization	252	189
Balance, net of accumulated amortization	$249	$312

The following table summarizes the expected amortization expense as of December 31, 2024 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
2025	$54
2026	46
2027	39
2028	34
2029	30
Thereafter	46
Balance, net of accumulated amortization	$249

Intangible Liability
An intangible liability was recorded in other liabilities for net below market lessor lease contract rental rates related to the rail portfolio. This lease intangible is being amortized on a straight-line basis over the lease term, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements.

The following tables summarize the activity for the intangible liability:

Intangible Liability

	Year Ended December 31,
dollars in millions	2024	2023
Balance at January 1	$24	$36
Amortization	(6)	(12)
Balance at December 31, net of accumulated amortization	$18	$24
The following tables summarize the accumulated amortization balance for the intangible liability:
Intangible Liability Accumulated Amortization

dollars in millions	December 31, 2024	December 31, 2023
Gross balance	$52	$52
Accumulated amortization	(34)	(28)
Balance, net of accumulated amortization	$18	$24

The following table summarizes the expected amortization as of December 31, 2024 in subsequent annual periods for the intangible liability:

Intangible Liability Amortization

dollars in millions
2025	$4
2026	3
2027	3
2028	2
2029	2
Thereafter	4
$18

NOTE 9 — VARIABLE INTEREST ENTITIES

Unconsolidated VIEs
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

Unconsolidated VIEs Carrying Value

dollars in millions	December 31, 2024	December 31, 2023
Affordable housing tax credit investments	$2,357	$1,887
Other tax credit equity investments	2	3
Total tax credit equity investments	$2,359	$1,890
Other unconsolidated investments	157	162
Total affordable housing tax credit and other unconsolidated investments (maximum loss exposure) (1)	$2,516	$2,052
Liabilities for commitments to fund tax credit investments (2)	$1,214	$947
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

We have investments in qualified affordable housing projects, primarily to support our CRA initiatives and obtain tax credits. These investments are accounted for using PAM and provide tax benefits in the form of tax deductions from operating losses and tax credits. Under PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized on the Consolidated Statements of Income as a component of income tax expense.

The table below summarizes the amortization of our affordable housing tax credit investments and the related tax credits and other tax benefits that are recognized in income tax expense on the Consolidated Statements of Income.

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Year Ended December 31,
	2024	2023	2022
Amortization of affordable housing tax credit investments (1)	$237	$169	$60
Tax credits from affordable housing tax credit investments	(231)	(157)	(60)
Other tax benefits from affordable housing tax credit investments	(56)	(29)	(17)
Net income tax benefit from affordable housing tax credit investments (2)	$(50)	$(17)	$(17)
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

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs, including PAM.

NOTE 10 — OTHER ASSETS

The following table includes the components of other assets:

Other Assets

dollars in millions	December 31, 2024	December 31, 2023
Affordable housing tax credit and other unconsolidated investments (1)	$2,516	$2,052
Accrued interest receivable	902	832
Fair value of derivative financial instruments	660	640
Pension and other retirement plan assets	658	568
Right of use assets for operating leases, net	316	354
Income tax receivable	505	209
Counterparty receivables	69	114
Bank-owned life insurance	106	105
Nonmarketable equity securities	127	103
Other real estate owned	56	58
Mortgage servicing rights	27	25
Federal Home Loan Bank stock	20	20
Other	778	777
Total other assets	$6,740	$5,857
(1)    Refer to Note 9—Variable Interest Entities for additional information.

NOTE 11 — DEPOSITS

The following table provides detail on deposit types:

Deposit Types

dollars in millions	December 31, 2024	December 31, 2023
Noninterest-bearing demand	$38,633	$39,799
Checking with interest	25,343	23,754
Money market	35,722	30,625
Savings	42,278	35,244
Time	13,253	16,432
Total deposits	$155,229	$145,854

At December 31, 2024, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended December 31,
2025	$12,724
2026	445
2027	39
2028	23
2029	22
Thereafter	—
Total time deposits	$13,253

Time deposits with a denomination of $250,000 or more were $3.80 billion and $4.16 billion at December 31, 2024 and 2023, respectively.

NOTE 12 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $367 million and $485 million at December 31, 2024 and 2023, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.59% and 0.43% at December 31, 2024 and 2023, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $435 million and $502 million at December 31, 2024 and 2023, respectively.

Long-term Borrowings
The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs, at December 31, 2024 and 2023:

Long-term Borrowings

dollars in millions	Maturity	December 31, 2024	December 31, 2023
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$350	$349
Junior subordinated debentures (FCB/SC Capital Trust II)(1)	June 2034	—	18
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 2.969%(2)	September 2025	—	318
Fixed senior unsecured notes at 6.00%	April 2036	58	59
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	445	460
Fixed-to-Fixed subordinated notes at 4.125%(3)	November 2029	—	101
Junior subordinated debentures (SCB Capital Trust I)(1)	April 2034	—	10
Secured:
Purchase Money Note to FDIC fixed at 3.50% (4)	March 2028	35,816	35,846
Capital lease obligations	Maturities through May 2057	15	8
Total long-term borrowings		$36,684	$37,169
(1)    The borrowings were called during the first quarter of 2024, resulting in a $2 million loss on extinguishment of debt for the year ended December 31, 2024.
(2) Included a callable feature one year prior to maturity and the debt was redeemed in September 2024.
(3) Included an optional redemption feature five years prior to maturity which was exercised in November 2024.
(4) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases.

Contractual maturities of long-term borrowings (borrowings with original maturities of more than one year) at December 31, 2024 are included in the following table.

Long-term Borrowings Maturities

dollars in millions
Year Ended December 31, (1)
2025	$(36)
2026	(39)
2027	(39)
2028	36,380
2029	1
Thereafter	417
Total long-term borrowings	$36,684
(1)    Amounts in this table include amortization and accretion of purchase accounting adjustments based on the scheduled periods of recognition.

Pledged Assets
Refer to the “Loans Pledged” section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

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

For further information on accounting for derivatives and hedging, refer to Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	December 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$334	$—	$—	$—	$—	$—
Interest rate contracts hedging long-term borrowings	750	—	—	815	—	—
Total fair value hedges (1) (4)	1,084	—	—	815	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (4)	3,500	1	—	—	—	—
Total derivatives designated as hedging instruments	$4,584	$1	$—	$815	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$26,235	$491	$(516)	$24,548	$530	$(518)
Foreign exchange contracts (2)	7,843	152	(108)	9,142	104	(117)
Other contracts (3)	1,316	16	(1)	983	6	(1)
Total derivatives not designated as hedging instruments	$35,394	$659	$(625)	$34,673	$640	$(636)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$660	$(625)		$640	$(636)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		660	(625)		640	(636)
Less: amounts subject to master netting agreements (5)		(48)	48		(97)	97
Less: cash collateral pledged (received) subject to master netting agreements (6)		(539)	2		(405)	39
Total net derivative fair value		$73	$(575)		$138	$(500)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $177 million and $0 million, respectively, as of December 31, 2024, and $179 million and $0 million, respectively, as of December 31, 2023.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Therefore, the gross derivative assets and liabilities were “netted down” by $83 million and $22 million, respectively, at December 31, 2024, which includes $14 million and $0 million relating to qualifying hedges, respectively. Gross derivative assets and liabilities were “netted down” by $66 million and $37 million, respectively, at December 31, 2023, which includes $4 million and $0 million, respectively, relating to qualifying hedges.
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Year Ended December 31,
	Interest Expense	2024	2023	2022
Gain on hedging instruments - time deposits	Deposits	$—	$—	$—
(Loss) gain on hedging instruments - borrowings	Borrowings	(4)	4	—
Loss on hedged item - time deposits	Deposits	(1)	—	—
Gain (loss) on hedged item - borrowings	Borrowings	3	(5)	—
Net loss on fair value hedges	Total interest expense	$(2)	$(1)	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
December 31, 2024
Long-term borrowings	$795	$2	$—
Deposits	335	1	—
December 31, 2023
Long-term borrowings	879	5	—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from AOCI to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Year Ended December 31,
	2024	2023	2022
Other comprehensive income on cash flow hedge derivatives before reclassifications	$11	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive income on cash flow hedge derivatives	$11	$—	$—

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	December 31, 2024	December 31, 2023
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$8	$—
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$7	$—
Maximum number of months over which forecasted cash flows are hedged	24	—
(1) Reclassified amounts could differ from amounts actually recognized due to items such as changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Year Ended December 31,
	Amounts Recognized	2024	2023	2022
Interest rate contracts	Other noninterest income	$22	$32	$12
Foreign currency forward contracts	Other noninterest income	59	(8)	20
Other contracts	Other noninterest income	2	1	1
Total non-qualifying hedges - income statement impact		$83	$25	$33

Refer to Note 15—Fair Value for further information on derivatives.

NOTE 14 — OTHER LIABILITIES

The following table includes the components of other liabilities:

Other Liabilities

dollars in millions	December 31, 2024	December 31, 2023
Deferred taxes (1)	$3,534	$3,579
Commitments to fund tax credit investments	1,214	947
Accrued personnel cost	1,024	924
Fair value of derivative financial instruments	625	636
Lease liabilities	357	396
Reserve for off-balance sheet credit exposure	278	316
Accrued interest payable	134	137
Accounts payable and other	1,030	971
Total other liabilities	$8,196	$7,906
(1) Primarily includes deferred taxes associated with the SVBB Acquisition as further discussed in Note 2—Business Combinations. Also includes UTB accruals as further discussed in Note 20—Income Taxes.

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,903	$—	$13,903	$—
Government agency	77	—	77	—
Residential mortgage-backed securities	15,620	—	15,620	—
Commercial mortgage-backed securities	3,666	—	3,666	—
Corporate bonds	467	—	299	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,750	$—	$33,582	$168
Marketable equity securities	101	48	53	—
Loans held for sale	55	—	55	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$491	$—	$490	$1
Foreign exchange contracts — non-qualifying hedges	152	—	152	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$659	$—	$642	$17
Total derivative assets	$660	$—	$643	$17
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$516	$—	$516	$—
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$625	$—	$624	$1
Total derivative liabilities	$625	$—	$624	$1

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,508	$—	$10,508	$—
Government agency	117	—	117	—
Residential mortgage-backed securities	6,686	—	6,686	—
Commercial mortgage-backed securities	2,131	—	2,131	—
Corporate bonds	482	—	325	157
Municipal bonds	12	—	12	—
Total investment securities available for sale	$19,936	$—	$19,779	$157
Marketable equity securities	84	36	48	—
Loans held for sale	38	—	38	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$530	$—	$529	$1
Foreign exchange contracts — non-qualifying hedges	104	—	104	—
Other derivative contracts — non-qualifying hedges	6	—	—	6
Total non-qualifying hedge assets	$640	$—	$633	$7
Total derivative assets	$640	$—	$633	$7
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$518	$—	$518	$—
Foreign exchange contracts — non-qualifying hedges	117	—	117	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1
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

Marketable equity securities. Equity securities are measured at fair value using observable closing prices. The valuation also considers the amount of market activity by examining trade volume. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.

Loans held for sale. Certain residential real estate loans originated for sale to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are considered Level 2 inputs.

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. Refer to Note 13—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	December 31, 2024	December 31, 2023
Assets
Corporate bonds	$168	$157	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$17	$7	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Year Ended December 31, 2024			Year Ended December 31, 2023
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$157	$7	$1	$174	$—	$—
Purchases	—	9	—	—	6	—
Changes in fair value included in earnings	(1)	2	—	—	1	—
Changes in fair value included in comprehensive income	12	—	—	(8)	—	—
Transfers in	—	—	—	—	—	1
Maturity and settlements	—	(1)	—	(9)	—	—
Ending balance	$168	$17	$1	$157	$7	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	December 31, 2024			December 31, 2023
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$55	$54	$1	$38	$37	$1

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of mortgage income were insignificant for the year ended December 31, 2024 and 2023. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2024 or December 31, 2023.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2024
Assets held for sale - loans	$13	$—	$—	$13	$(7)
Loans - collateral dependent loans	388	—	—	388	(171)
Other real estate owned	16	—	—	16	6
Total	$417	$—	$—	$417	$(172)
December 31, 2023
Assets held for sale - loans	$12	$—	$—	$12	$(4)
Loans - collateral dependent loans	265	—	—	265	(131)
Other real estate owned	16	—	—	16	4
Total	$293	$—	$—	$293	$(131)

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

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets held for sale - loans. Loans held for investment subsequently transferred to held for sale are carried at the LOCOM. When available, the fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs. The fair value of Level 2 assets was primarily estimated based on prices of recent trades of similar assets. For other loans held for sale, the fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of committed trades. Gains and losses are recorded in noninterest income.

Loans - collateral dependent loans. The population of Level 3 loans measured at fair value that are experiencing financial difficulty and are on a non-recurring basis includes collateral-dependent loans evaluated individually. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, and adjustments for other external factors that may impact the marketability of the collateral. Gains and losses generally reflect the required net provision and charge-offs specific to the loans included in the population for the respective periods and are recorded in the provision for credit losses.

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2024 and December 31, 2023, the weighted average discount applied was 9.45% and 8.59%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further accounting information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$814	$814	$—	$—	$814
Interest-earning deposits at banks	21,364	21,364	—	—	21,364
Securities purchased under agreements to resell	158	—	158	—	158
Investment in marketable equity securities	101	48	53	—	101
Investment securities available for sale	33,750	—	33,582	168	33,750
Investment securities held to maturity	10,239	—	8,702	—	8,702
Loans held for sale	82	—	55	27	82
Net loans	136,567	—	1,463	133,409	134,872
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	27	—	—	47	47
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	659	—	642	17	659
Financial Liabilities
Deposits with no stated maturity	141,976	—	141,976	—	141,976
Time deposits	13,253	—	13,247	—	13,247
Credit balances of factoring clients	1,016	—	—	1,016	1,016
Securities sold under customer repurchase agreements	367	—	367	—	367
Long-term borrowings	36,669	—	36,220	—	36,220
Accrued interest payable	134	—	134	—	134
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	625	—	624	1	625

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$908	$908	$—	$—	$908
Interest-earning deposits at banks	33,609	33,609	—	—	33,609
Securities purchased under agreements to resell	473	—	473	—	473
Investment in marketable equity securities	84	36	48	—	84
Investment securities available for sale	19,936	—	19,779	157	19,936
Investment securities held to maturity	9,979	—	8,503	—	8,503
Loans held for sale	73	—	38	35	73
Net loans	129,545	—	1,479	125,217	126,696
Accrued interest receivable	832	—	832	—	832
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	640	—	633	7	640
Financial Liabilities
Deposits with no stated maturity	129,427	—	129,427	—	129,427
Time deposits	16,427	—	16,416	—	16,416
Credit balances of factoring clients	1,089	—	—	1,089	1,089
Securities sold under customer repurchase agreements	485	—	485	—	485
Long-term borrowings	37,160	—	36,816	—	36,816
Accrued interest payable	137	—	137	—	137
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature. The balances at December 31, 2024 and December 31, 2023 included $211 million and $211 million, respectively, as a required minimum deposit under the Advance Facility Agreement.

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

Securities Purchased Under Agreements to Resell. The fair value of securities purchased under agreements to resell equal the carrying value due to the short term nature, generally overnight, and therefore present an insignificant risk of change in fair value due to changes in market interest rate, and classified as Level 2.

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

Short-term borrowed funds. Includes repurchase agreements. The fair value approximates carrying value and are classified as Level 2.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2024 and December 31, 2023. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest-earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further descriptions of accounting policies related to certain of these assets and liabilities.

NOTE 16 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	December 31, 2024		December 31, 2023
	Outstanding		Outstanding
	Class A	Class B	Class A	Class B
Common stock - beginning of period	13,514,933	1,005,185	13,501,017	1,005,185
Shares purchased under authorized repurchase plan	(814,641)	—	—	—
Restricted stock units vested, net of shares held to cover taxes	12,144	—	13,916	—
Common stock - end of period	12,712,436	1,005,185	13,514,933	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B Common stock, each with a par value of $1. Class A common stockholders have one vote per share while Class B common stockholders have 16 votes per share.

Restricted Stock Units
Refer to Note 21—Employee Benefit Plans for discussion of the RSUs.

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

CIT Series A and CIT Series B preferred stock automatically converted into the right to receive one share of BancShares’ Series B preferred stock and BancShares Series C preferred stock, respectively.

The following table summarizes BancShares’ non-cumulative perpetual preferred stock:

Preferred Stock

dollars in millions, except per share and par value data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Authorized, Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	$345	5.375%
Series B(1)	January 3, 2022	January 4, 2027	0.01	325,000	1,000	325	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	0.01	8,000,000	25	200	5.625%
(1) Upon conversion to SOFR in 2023, BancShares began paying a credit spread adjustment in addition to the stated dividend.

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

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI:

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	December 31, 2024			December 31, 2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(762)	$178	$(584)	$(752)	$175	$(577)
Unrealized loss on securities available for sale transferred to held to maturity	(6)	2	(4)	(7)	2	(5)
Defined benefit pension items	182	(47)	135	122	(31)	91
Unrealized gain on cash flow hedge derivatives	11	(3)	8	—	—	—
Total accumulated other comprehensive loss	$(575)	$130	$(445)	$(637)	$146	$(491)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
AOCI activity before reclassifications	(7)	—	44	8	45
Amounts reclassified from AOCI to earnings	—	1	—	—	1
Other comprehensive (loss) income for the period	(7)	1	44	8	46
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)

Balance as of December, 31, 2022	$(739)	$(6)	$10	$—	$(735)
AOCI activity before reclassifications	143	—	81	—	224
Amounts reclassified from AOCI to earnings	19	1	—	—	20
Other comprehensive income for the period	162	1	81	—	244
Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Year Ended December 31,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(10)	$3	$(7)	$194	$(51)	$143
Amounts reclassified from AOCI to earnings	—	—	—	26	(7)	19	Realized loss on sale of investment securities, net
Other comprehensive (loss) income on securities available for sale	$(10)	$3	$(7)	$220	$(58)	$162

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$—	$1	$1	$—	$1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$1	$—	$1

Defined benefit pension items:
Actuarial gain	$60	$(16)	$44	$109	$(28)	$81

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$11	$(3)	$8	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	—	—	—	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$11	$(3)	$8	$—	$—	$—
Total other comprehensive income	$62	$(16)	$46	$330	$(86)	$244

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well capitalized thresholds as of December 31, 2024 and 2023 as summarized in the following table.

dollars in millions			December 31, 2024		December 31, 2023
	Basel III Requirements	PCA Well Capitalized Thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$24,610	15.04%	$23,891	15.75%
Tier 1 risk-based capital	8.50	8.00	22,137	13.53	21,150	13.94
Common equity Tier 1	7.00	6.50	21,256	12.99	20,270	13.36
Tier 1 leverage	4.00	5.00	22,137	9.90	21,150	9.83
FCB
Total risk-based capital	10.50%	10.00%	$23,975	14.66%	$23,600	15.56%
Tier 1 risk-based capital	8.50	8.00	21,852	13.37	21,227	13.99
Common equity Tier 1	7.00	6.50	21,852	13.37	21,227	13.99
Tier 1 leverage	4.00	5.00	21,852	9.78	21,227	9.88

As of December 31, 2024, BancShares and FCB had risk-based capital ratio conservation buffers of 7.04% and 6.66%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.75% and 7.56%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2024 and 2023 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 16—Stockholders' Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $7.63 billion while continuing to meet the requirements for well capitalized banks at December 31, 2024. Dividends declared by FCB and paid to the Parent Company amounted to $2.22 billion for the year ended December 31, 2024. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

NOTE 19 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Year Ended December 31,
	2024	2023	2022
Net income	$2,777	$11,466	$1,098
Preferred stock dividends	61	59	50
Net income available to common stockholders	$2,716	$11,407	$1,048
Weighted average common shares outstanding
Basic shares outstanding	14,341,872	14,527,902	15,531,924
Stock-based awards	783	11,711	18,020
Diluted shares outstanding	14,342,655	14,539,613	15,549,944
Earnings per common share
Basic	$189.42	$785.14	$67.47
Diluted	$189.41	$784.51	$67.40
RSUs are discussed in Note 21—Employee Benefit Plans.

NOTE 20 — INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2024, 2023 and 2022 is comprised of the following:

Provision (Benefit) for Income Taxes

dollars in millions	Year Ended December 31
	2024	2023	2022
Current U.S. federal income tax provision	$649	$400	$58
Deferred U.S. federal income tax provision / (benefit)	68	46	170
Total federal income tax provision	717	446	228
Current state and local income tax provision	157	372	4
Deferred state and local income tax (benefit) / provision	(71)	(222)	23
Total state and local income tax provision	86	150	27
Total non-U.S. income tax provision	12	15	9
Total provision for income taxes	$815	$611	$264

A reconciliation from the U.S. Federal statutory rate to BancShares’ actual effective income tax rate for the year ended December 31, 2024, 2023 and 2022 is presented below. Income tax expense (benefit) includes, if applicable, federal, state and foreign taxes.

Percentage of Pretax Income

dollars in millions	Effective Income Tax Rate
	2024			2023			2022
	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income
Federal income taxes and rate	$3,592	$754	21.0%	$12,077	$2,536	21.0%	1,362	$286	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		118	3.3%		804	6.7%		53	3.9%
Gain on acquisition		—	—%		(2,703)	(22.4)%		(105)	(7.7)%
Tax credits		(44)	(1.2)%		(26)	(0.2)%		(20)	(1.5)%
Effect of BOLI surrender		—	—%		—	—%		48	3.5%
Adjustment to unrecognized tax benefits		44	1.2%		2	—%		—	—%
Deferred tax liability adjustment		(78)	(2.2)%		11	0.1%		(8)	(0.6)%
Difference in tax rates applicable to non-U.S. earnings		1	—%		1	—%		1	0.1%
Valuation allowances		(11)	(0.3)%		(40)	(0.3)%		(5)	(0.4)%
Other		31	0.9%		26	0.2%		14	1.1%
Provision for income taxes and effective income tax rate		$815	22.7%		$611	5.1%		$264	19.4%

BancShares permanently reinvested eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. or foreign taxes that would be due if those earnings were repatriated. As of December 31, 2024, this assertion resulted in an unrecognized net deferred tax liability of approximately $20 million on reinvested earnings of $698 million.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2024 and 2023 are presented below:

Components of Deferred Income Tax Assets and Liabilities

dollars in millions	2024	2023
Deferred Tax Assets:
Allowance for loan and lease losses	$500	$542
Net unrealized loss on investment securities available for sale	226	235
Deferred compensation	128	152
Capitalized costs	110	75
Lease liabilities	84	115
Tax credits	79	21
Net operating loss carry forwards	76	118
Accrued liabilities and reserves	53	104
Other	59	63
Total gross deferred tax assets	1,315	1,425
Deferred Tax Liabilities:
Basis difference in loans	(2,243)	(2,598)
Operating leases	(1,847)	(1,729)
Loans and direct financing leases	(329)	(260)
Pension assets	(129)	(110)
Right of use assets for operating leases	(73)	(110)
Other	(149)	(169)
Total deferred tax liabilities	(4,770)	(4,976)
Total net deferred tax liability before valuation allowances	(3,455)	(3,551)
Less: valuation allowances	(17)	(28)
Net deferred tax liability after valuation allowances	$(3,472)	$(3,579)

Net Operating Loss Carryforwards and Valuation Adjustments
The SVBB Acquisition was an asset acquisition for tax purposes and is therefore considered a taxable transaction. The basis difference in loans in the table above reflects the largest component of the DTL related to the SVBB Acquisition. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with PAM. Refer to Note 2—Business Combinations for additional information on the DTL acquired in the SVBB Acquisition.

As of December 31, 2024, BancShares has DTAs totaling $76 million on its global net operating losses (“NOLs”). This includes: (1) DTAs of $60 million (net of federal expense) relating to cumulative state NOLs of $1.28 billion, including amounts of reporting entities that file in multiple jurisdictions, (2) DTAs of $11 million relating to cumulative non-U.S. NOLs of $48 million, and (3) DTAs of $5 million relating to cumulative federal NOLs of $25 million. The U.S. federal NOLs were substantially utilized in 2023 and the remaining federal NOLs are limited under Internal Revenue Code Sec. 382 and begin to expire in 2030. State NOLs began to expire in 2024 and non-US NOLs will begin to expire in 2041.

As of December 31, 2024, BancShares has DTAs of $79 million from its global tax credits. This includes: (1) DTAs of $62 million from federal tax credits, which BancShares has committed to purchase in 2025, (2) DTAs of $12 million (net of federal expense) from state tax credits, and (3) DTAs of $5 million from non-U.S. tax credits. The federal tax credits begin to expire in 2045, the state tax credits have an indefinite carryforward, and the non-U.S. credits begin to expire in 2035.

During 2024, management updated BancShares’ forecast of future U.S. state taxable income. The updated forecast continues to support a valuation allowance of $17 million (net of federal benefit) on U.S. state DTAs relating to certain state NOLs as of December 31, 2024.

BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, changes to the valuation allowance may be required.

Liabilities for Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of UTBs is as follows:

Unrecognized Tax Benefits

	December 31, 2024			December 31, 2023	December 31, 2022
dollars in millions	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Total	Total	Total
Balance at beginning of period	$28	$3	$31	$30	$31
Effect of CIT Merger	—	—	—	—	6
Additions for tax positions related to current year	8	—	8	—	—
Additions for tax positions related to prior years	42	6	48	5	1
Reductions for tax positions of prior years	—	—	—	—	(2)
Expiration of statutes of limitations	(1)	—	(1)	(2)	(1)
Settlements	—	—	—	(2)	(5)
Balance at end of period	$77	$9	$86	$31	$30

BancShares recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be recognized.

During the year ended December 31, 2024, BancShares recorded a net increase in UTBs, including interest and penalties. The net increase primarily related to additions for tax positions related to prior and current years and was partially offset by the expiration of statutes of limitations.

As of December 31, 2024, the accrued liability for interest and penalties is $9 million. BancShares recognizes accrued interest and penalties on UTBs in income tax expense.

BancShares has UTBs relating to uncertain state tax positions in various state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements. It is reasonably possible that these uncertain tax positions may be settled or resolved in the next twelve months. No reasonable estimate of the settlement or resolution can be made.

The entire $86 million of UTBs including interest and penalties at December 31, 2024, would lower BancShares’ effective income tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

Income Tax Audits
BancShares is subject to examinations by the U.S. Internal Revenue Service and other taxing authorities in jurisdictions where BancShares has significant business operations for the years ranging from 2015 through 2024. The tax years under examination vary by jurisdiction. BancShares does not expect completion of those audits to have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	December 31, 2024
U.S. Federal	2021
New York State and City	2015
North Carolina	2016
California	2017
Canada	2017

NOTE 21 — EMPLOYEE BENEFIT PLANS

The benefit plans include noncontributory defined benefit pension plans and 401(k) savings plans, which are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.

BancShares sponsors benefit plans for its qualifying employees and eligible former employees of First Citizens Bancorporation, Inc. (“Bancorporation”) and its former subsidiary, First Citizens Bank and Trust Company, Inc. (“First-Citizens South”). Bancorporation merged with BancShares, Inc. on October 1, 2014 and First-Citizens South merged with FCB on January 1, 2015.

Certain benefit plans of CIT were assumed by BancShares upon closing of the CIT Merger. CIT sponsored both funded and unfunded noncontributory defined benefit pension and postretirement plans, executive retirement plans, and a 401(k) savings plan covering certain employees as further discussed below.

There were no benefit plans assumed in connection with the SVBB Acquisition.

Retirement and Post-Retirement Plans
Pension Plans
BancShares sponsors three qualified noncontributory defined benefit pension plans (the “Pension Plans”), including the First-Citizens Bank & Trust Company and Adopting Related Employers Pension Plan (the “FCB Pension Plan”), the First Citizens Bank and Trust Company, Inc. Pension Plan (the “First-Citizens South Pension Plan”), and a plan assumed upon completion of the CIT Merger (the “CIT Pension Plan”).

BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the FCB Pension Plan, which was closed to new participants as of April 1, 2007. There were no discretionary contributions made to the FCB Pension Plan during 2024 or 2023.

Certain legacy First-Citizens South employees that qualified under length of service and other requirements are covered by the First-Citizens South Pension Plan, which was closed to new participants as of September 1, 2007. There were no discretionary contributions made to the First-Citizens South Pension Plan during 2024 or 2023.

Participants in the FCB Pension Plan and First-Citizens South Pension Plan were fully vested after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. BancShares assumed the CIT Pension Plan upon completion of the CIT Merger. There were no discretionary contributions made to the CIT Pension Plan during 2024 or 2023.

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

Supplemental and Executive Retirement Plans
Upon completion of the CIT Merger, BancShares assumed a frozen U.S. non-contributory supplemental retirement plan (the “Supplemental Retirement Plan”) and an additional retirement plan for certain executives (the “Executive Retirement Plan”), which had been closed to new participants since 2006 and whose participants were all inactive. There were no discretionary contributions made to the Executive Retirement Plan or the Supplemental Retirement Plan in 2024 or 2023. Accumulated balances under the Executive Retirement Plan and the Supplemental Retirement Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 4.3% and 3.9%, respectively, for the years ended December 31, 2024 and 2023.

Postretirement Benefit Plans
Upon completion of the CIT Merger, BancShares assumed four postretirement benefit plans (“the Postretirement Plans”) that provided healthcare and life insurance benefits to eligible retired employees. For most eligible retirees, healthcare was contributory and life insurance was non-contributory. The Postretirement Plans were funded on a “pay-as-you-go” basis. Certain Postretirement Plans were terminated during the first quarter of 2022 and BancShares recognized a reduction in other noninterest expense of approximately $27 million during 2022 related to obligations previously accrued.

Funding for Retirement and Postretirement Plans
The funding policy for the Pension Plans is to contribute an amount each year to meet all Employee Retirement Income Security Act (“ERISA”) minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2025. The tables and disclosures below address the following: (i) the Pension Plans, the Supplemental Retirement Plan, and the Executive Retirement Plan (the “Retirement Plans”) and (ii) the Postretirement Plans (collectively with the Retirement Plans, the “Plans”). The Supplemental and Executive Retirement Plans are unfunded. Therefore, the tables and disclosures below regarding plan assets apply to the Pension Plans, which are funded.

Obligations and Funded Status

The following table provides the changes in benefit obligations, assets and the funded status of the Plans at December 31, 2024 and 2023.
Obligations and Funded Status

dollars in millions	Retirement Plans
	2024	2023
Change in benefit obligation
Projected benefit obligation at January 1	$1,169	$1,115
Service cost	10	9
Interest cost	59	61
Actuarial (gain) loss	(30)	50
Benefits paid	(68)	(66)
Projected benefit obligation at December 31	1,140	1,169
Change in plan assets
Fair value of plan assets at January 1	1,589	1,404
Actual return on plan assets	121	245
Employer contributions	6	6
Benefits paid	(68)	(66)
Fair value of plan assets at December 31	1,648	1,589
Funded status at December 31	$508	$420
Information for retirement plans with a benefit obligation in excess of plan assets
Projected and accumulated benefit obligations	$49	$54
Reported in Consolidated Balance Sheets
Funded Pension Plans (other assets)	557	474
Unfunded Supplemental and Executive Retirement Plans (other liabilities)	(49)	(54)
Net funded status of Retirement Plans	$508	$420

The following table details the amounts recognized in accumulated other comprehensive income, before income taxes, at December 31, 2024 and 2023. Refer to Note 17—Accumulated Other Comprehensive (Loss) Income for additional information.

dollars in millions	Retirement Plans
	2024	2023
Net actuarial gain	$182	$122

The accumulated benefit obligation for the Plans at December 31, 2024 and 2023 was $1.09 billion and $1.12 billion, respectively. The Plans use a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the Plans and changes in assets and benefit obligations of the Plans recognized in other comprehensive income, before income taxes, for the years ended December 31, 2024, 2023 and 2022. Refer to Note 17—Accumulated Other Comprehensive (Loss) Income for additional information. Periodic benefit costs related to Postretirement Plans were less than $1 million for the years ended December 31, 2024 and 2023.

Net Periodic Benefit Costs and Other Amounts

dollars in millions	Retirement Plans			Postretirement Plans
	Year Ended December 31			Year Ended December 31
	2024	2023	2022	2022
Service cost	$10	$9	$14	$—
Interest cost	59	61	43	—
Expected return on assets	(91)	(85)	(87)	—
Net prior service credit amortization	—	—	—	(27)
Amortization of net actuarial loss	—	—	12	—
Total net periodic benefit	(22)	(15)	(18)	(27)
Current year actuarial (gain) loss	(60)	(109)	33	—
Amortization of actuarial loss	—	—	(12)	—
Current year amortization of prior service cost	—	—	—	27
Amortization of prior service cost	—	—	—	(27)
Net (gain) loss recognized in other comprehensive income	(60)	(109)	21	—
Total recognized in net periodic benefit cost and other comprehensive income	$(82)	$(124)	$3	$(27)
The actuarial gain in 2024 was primarily due to return on assets greater than expected and increased discount rates, partially offset by higher interest crediting rate. The actuarial gain in 2023 was primarily due to return on assets greater than expected, partially offset by the impact of a decreased discount rate.

Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on assets and the amortization of actuarial gains or losses are recorded in other noninterest expense.

The assumptions used to determine the benefit obligations at December 31, 2024 and 2023 are as follows:

Weighted Average Assumptions

	Retirement Plans
	2024	2023
Discount rate	5.69%	5.17%
Rate of compensation increase	4.60	5.60
Interest crediting rate (1)	4.50	4.00
(1) Specific to cash investments in the CIT Pension Plan.
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022, are as follows:
Weighted Average Assumptions

	Retirement Plans			Postretirement Plans
	2024	2023	2022	2022
Discount rate	5.17%	5.57%	3.03%	3.02%
Rate of compensation increase	5.60	5.60	5.60	N/A
Expected long-term return on plan assets	6.18	6.14	5.87	N/A
Interest crediting rate (1)	4.00	4.25	1.50	N/A
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

There were no direct investments in equity securities of BancShares included in the Pension Plans’ assets in any of the years presented.

The following tables summarize the fair values and fair value hierarchy for the assets of the Pension Plans at December 31, 2024 and 2023.

Fair Value Measurements

dollars in millions	December 31, 2024
	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$56	$56	$—	$—	$—	—% - 5%	3%
Equity securities						25% - 65%	48%
Common and preferred stock	145	145	—	—	—
Mutual funds	182	182	—	—	—
Exchange traded funds	458	458	—	—	—
Fixed income						30% - 65%	45%
U.S. government and government agency securities	7	—	7	—	—
Corporate bonds	6	—	6	—	—
Collective investment funds (fixed income)	736	—	—	—	736
Alternative investments						—% - 30%	4%
Limited partnerships	58	—	—	—	58
Total pension assets	$1,648	$841	$13	$—	$794		100%

	December 31, 2023
	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$31	$31	$—	$—	$—	—% - 5%	2%
Equity securities						25% - 65%	45%
Common and preferred stock	134	134	—	—	—
Mutual funds	126	126	—	—	—
Exchange traded funds	459	459	—	—	—
Fixed income						30% - 65%	50%
U.S. government and government agency securities	17	—	17	—	—
Corporate bonds	15	—	15	—	—
Exchange traded funds	13	13	—	—	—
Collective investment funds (fixed income)	753	—	—	—	753
Alternative investments						—% - 30%	3%
Limited partnerships	41	—	—	—	41
Total pension assets	$1,589	$763	$32	$—	$794		100%
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

Projected Benefits

dollars in millions	Retirement Plans
2025	$72
2026	76
2027	79
2028	81
2029	83
2030-2034	435

401(k) Savings Plans

BancShares sponsors two qualified defined contribution plans, the FCB 401(k) Plan and the FCB Legacy 401(k) Plan (the “Legacy 401(k) Plan,” and together with the FCB 401(k) Plan, the “401(k) Plans”), which allow employees to voluntarily defer a pre-tax and/or post-tax portion of their compensation for retirement and receive certain employer contributions as further described below. Employees are eligible to participate in only one of the 401(k) Plans, depending on their hire date and whether they were hired before the Pension Plans and 401(k) Plans were restructured in 2007 (the “Restructuring of the Plans”), and in accordance with their elections made at that time.

Employees hired prior to the Restructuring of the Plans who elected to continue participation in their respective Pension Plan and “legacy” 401(k) plans are eligible to make deferrals and receive employer matching contributions in accordance with the Legacy 401(k) Plan. Under the Legacy 401(k) Plan, FCB matches participants’ deferrals in an amount equal to 100% of the first 3%, and 50% of the next 3%, of the participant's compensation that he or she defers, up to and including a maximum matching contribution of 4.5% of the participant’s eligible compensation.

Employees hired prior to the Restructuring of the Plans who elected to participate in an “enhanced” 401(k) plan (now, the FCB 401(k) Plan) and associates hired or rehired after the Restructuring of the Plans (including former CIT and Silicon Valley Bank associates) can only participate in the FCB 401(k) Plan. Under the FCB 401(k) Plan, BancShares matches participants’ deferrals in an amount equal to 100% of the first 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition, BancShares may make discretionary nonelective employer contributions under the FCB 401(k) Plan to each eligible participant’s account, without regard to the amount of the participant’s deferrals. Historically, this nonelective employer contribution has been equal to 3% of participants’ eligible compensation. The nonelective employer contribution vests after three years of service.

BancShares recognized expense for contributions to the 401(k) Plans of $165 million, $114 million, and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table provides the accrued liability as of December 31, 2024 and 2023, and the changes in the accrued liability during the years then ended:

dollars in millions	2024	2023
Accrued liability as of January 1	$34	$36
Benefit expense and interest cost	3	2
Benefits paid	(4)	(4)
Accrued liability as of December 31	$33	$34
Discount rate at December 31	4.86%	5.09%

Other Compensation Plans
BancShares offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward BancShares’ success. As of December 31, 2024 and 2023, the accrued liability for incentive compensation was $705 million and $676 million, respectively.

Certain compensation awards converted to BancShares’ RSUs at completion of the CIT Merger. Compensation expense related to these awards was recognized over the vesting period or the requisite service period, which is generally three years for BancShares’ RSUs, under the graded vesting method whereby each vesting tranche of the award is amortized separately as if each were a separate award. There are no unvested RSUs outstanding at December 31, 2024 as 2024 was the last year of vesting.

The following table presents the vesting activity during 2024 and 2023 and the unvested RSUs at December 31, 2023. There were no grants of stock-based compensation awards during 2024 or 2023. The fair value of RSUs that vested and settled in stock during 2024 and 2023 were $31 million and $16 million, respectively.

Stock-Settled Awards Outstanding

share amounts in whole dollars	Stock-Settled Awards
	Number of Shares	Weighted Average Grant Date Value(1)
December 31, 2024
Unvested at beginning of period	20,255	$859.76
Forfeited / cancelled	—	859.76
Vested / settled awards	(20,255)	859.76
Unvested at end of period	—	$859.76

December 31, 2023
Unvested at beginning of period	42,989	$859.76
Forfeited / cancelled	(643)	859.76
Vested / settled awards	(22,091)	859.76
Unvested at end of period	20,255	$859.76
(1) Represents the share price of BancShares as of the CIT Merger Date.
NOTE 22 — SEGMENT INFORMATION

Effective January 1, 2024, we changed our segment reporting as further described in Note 1—Significant Accounting Policies and Basis of Presentation and the segment disclosures below for 2023 and 2022 were recast to conform with those segment reporting changes.

BancShares’ segments include the General Bank, the Commercial Bank, SVB Commercial, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. We do not aggregate multiple operating segments into a reportable segment. Therefore, each of our operating segments are reportable segments.

Certain noninterest expenses are directly incurred by a segment, while others are not. Noninterest expenses not directly incurred by a segment are included in Corporate unless allocated to a segment (“Allocated Expenses”). Under our segment expense allocation methodology, Allocated Expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below are presented net of Allocated Expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate.

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

Revenue is primarily generated from interest earned on loans. Noninterest income is primarily generated from fees for banking and advisory services, including lending-related fees, most of BancShares’ income related to deposit fees and service charges, cardholder services, along with essentially all of the wealth management services income. We primarily originate loans by utilizing our branch network and industry referrals, as well as direct digital marketing efforts. We derive our SBA loans through a network of SBA originators. We periodically purchase loans on a whole-loan basis. We also invest in community development that supports the construction of affordable housing in our communities in line with our CRA initiatives.

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily to small and middle market companies in a wide range of industries, including energy, healthcare, technology media and telecommunications, asset-backed lending, capital finance, maritime, aerospace and defense, and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment, and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other CRE professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

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

Revenue is primarily generated from interest and fees on loans. Noninterest income is mostly generated from rental income on operating lease equipment, lending-related fees, including most of BancShares’ capital market fees, and other revenue from banking services. Noninterest income also includes all of the commissions earned on factoring-related activities. We derive most of our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors. We also utilize referrals as a source for commercial lending business. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

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

Revenue is primarily generated from interest earned on loans. Noninterest income is mostly generated from fees, including essentially all of client investment fees and most of the international fees, and other revenue from lending-related activities and banking services.

Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, bank accounts, sweep accounts, and positive pay services. Services are provided through online and mobile banking platforms as well as branch locations.

Rail
The Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. Revenue is generated primarily from rental income on operating lease equipment, which is included in noninterest income, and to a lesser extent, gains on sale of leasing equipment.

Corporate
All other financial information not included in the segments is reported in Corporate. Corporate contains BancShares’ centralized treasury function, which manages the investment security portfolio, interest-earning deposits at banks and corporate/wholesale funding (e.g., borrowings, Direct Bank deposits and brokered deposits). Corporate deposits are primarily comprised of Direct Bank deposits.

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; as well as funds transfer pricing allocations. Noninterest income includes gains or losses on sales of investment securities, fair value adjustments on marketable equity securities, and income from BOLI. Personnel cost in Corporate includes the personnel costs not allocated to the operating segments. Corporate includes acquisition-related expenses and certain items related to accounting for business combinations, such as gains on acquisitions, Day 2 Provision for Credit Losses and discount accretion income for certain acquired loans. Corporate also includes the offsetting impacts of Allocated Expenses as discussed above.

Segment Results and Select Period End Balances
The following tables present the condensed income statements by segment and include the significant segment expenses and measure of segment profit or loss that are further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

dollars in millions	Year Ended December 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,980	$1,100	$2,274	$(186)	$975	$7,143
Rental income on operating lease equipment	—	227	—	821	—	1,048
All other noninterest income	612	315	565	15	60	1,567
Total noninterest income	612	542	565	836	60	2,615
Total revenue	3,592	1,642	2,839	650	1,035	9,758
Depreciation on operating lease equipment	—	185	—	209	—	394
Maintenance and other operating lease expenses	—	—	—	219	—	219
Personnel cost	787	233	530	25	1,503	3,078
Acquisition-related expenses	—	—	—	—	210	210
All other noninterest expense (3)	1,244	493	1,023	50	(976)	1,834
Total noninterest expense	2,031	911	1,553	503	737	5,735
Provision for credit losses	153	144	134	—	—	431
Income before income taxes	1,408	587	1,152	147	298	3,592
Income tax expense (benefit)	362	147	295	36	(25)	815
Net income	$1,046	$440	$857	$111	$323	$2,777
Select Period End Balances
Loans and leases	$66,768	$33,197	$40,194	$62	$—	$140,221
Operating lease equipment, net	—	750	—	8,573	—	9,323
Deposits	73,062	3,283	36,637	18	42,229	155,229

(1) Corporate includes all other financial information that is not included in the reportable segments as further discussed above and in Note 1—Significant Accounting Policies and Basis of Presentation.

(2) In the segment reporting table above, there are no reconciling differences between BancShares and the aggregate of all reportable segments and Corporate.
(3) All other noninterest expense represents “other segment items” under ASC 280 and primarily includes Allocated Expenses, net occupancy expense, equipment expense, professional fees, third-party processing fees, FDIC insurance expense, marketing expense, and intangible amortization. All other noninterest expense is presented net of Allocated Expenses in the segment reporting table above, resulting in Contra Expense for Corporate as further discussed above.

dollars in millions	Year Ended December 31, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,580	$1,015	$1,647	$(143)	$1,613	$6,712
Rental income on operating lease equipment	—	231	—	740	—	971
All other noninterest income	526	329	430	5	9,814	11,104
Total noninterest income	526	560	430	745	9,814	12,075
Total revenue	3,106	1,575	2,077	602	11,427	18,787
Depreciation on operating lease equipment	—	180	—	191	—	371
Maintenance and other operating lease expenses	—	—	—	222	—	222
Personnel cost	725	194	401	22	1,294	2,636
Acquisition-related expenses	—	—	—	—	470	470
All other noninterest expense (3)	1,114	450	883	45	(856)	1,636
Total noninterest expense	1,839	824	1,284	480	908	5,335
Provision for credit losses	77	517	65	—	716	1,375
Income before income taxes	1,190	234	728	122	9,803	12,077
Income tax expense	319	69	184	32	7	611
Net income	$871	$165	$544	$90	$9,796	$11,466
Select Period End Balances
Loans and leases	$62,832	$30,936	$39,511	$23	$—	$133,302
Operating lease equipment, net	—	780	—	7,966	—	8,746
Deposits	68,729	3,228	34,730	13	39,154	145,854

(1) Corporate includes all other financial information that is not included in the reportable segments as further discussed above and in Note 1—Significant Accounting Policies and Basis of Presentation.

(2) In the segment reporting table above, there are no reconciling differences between BancShares and the aggregate of all reportable segments and Corporate.
(3) All other noninterest expense represents “other segment items” under ASC 280 and primarily includes Allocated Expenses, net occupancy expense, equipment expense, professional fees, third-party processing fees, FDIC insurance expense, marketing expense, and intangible amortization. All other noninterest expense is presented net of Allocated Expenses in the segment reporting table above, resulting in Contra Expense for Corporate as further discussed above.

dollars in millions	Year Ended December 31, 2022
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$1,830	$884	$—	$(80)	$312	$2,946
Rental income on operating lease equipment	—	212	—	652	—	864
All other noninterest income	483	306	—	4	479	1,272
Total noninterest income	483	518	—	656	479	2,136
Total revenue	2,313	1,402	—	576	791	5,082
Depreciation on operating lease equipment	—	169	—	176	—	345
Maintenance and other operating lease expenses	—	—	—	189	—	189
Personnel cost	549	171	—	20	668	1,408
Acquisition-related expenses	—	—	—	—	231	231
All other noninterest expense (3)	909	405	—	42	(454)	902
Total noninterest expense	1,458	745	—	427	445	3,075
Provision for credit losses	11	121	—	—	513	645
Income (loss) before income taxes	844	536	—	149	(167)	1,362
Income tax expense (benefit)	214	128	—	37	(115)	264
Net income (loss)	$630	$408	$—	$112	$(52)	$1,098
Select Period End Balances
Loans and leases	$43,212	$27,491	$—	$78	$—	$70,781
Operating lease equipment, net	—	723	—	7,433	—	8,156
Deposits	67,894	3,219	—	15	18,280	89,408

(1) Corporate includes all other financial information that is not included in the reportable segments as further discussed above and in Note 1—Significant Accounting Policies and Basis of Presentation.

(2) In the segment reporting table above, there are no reconciling differences between BancShares and the aggregate of all reportable segments and Corporate.
(3) All other noninterest expense represents “other segment items” under ASC 280 and primarily includes Allocated Expenses, net occupancy expense, equipment expense, professional fees, third-party processing fees, FDIC insurance expense, marketing expense, and intangible amortization. All other noninterest expense is presented net of Allocated Expenses in the segment reporting table above, resulting in Contra Expense for Corporate as further discussed above.

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	December 31, 2024	December 31, 2023
Financing Commitments
Financing assets (excluding leases)	$53,250	$57,567
Letters of Credit
Standby letters of credit	2,188	2,412
Other letters of credit	103	103
Deferred Purchase Agreements	1,802	2,076
Purchase and Funding Commitments (1)	178	685
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2024 and 2023, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $79 million and $66 million at December 31, 2024 and December 31, 2023, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $166 million and $143 million at December 31, 2024 and December 31, 2023, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.74 billion and $1.92 billion of DPA exposures at December 31, 2024 and December 31, 2023, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $59 million and $161 million available under DPA credit line agreements provided at December 31, 2024 and December 31, 2023, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

In light of the inherent difficulty of predicting the outcome of Litigation matters and indemnification obligations, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, BancShares cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, BancShares’ establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can reasonably be estimated. Based on currently available information, BancShares does not believe that the outcome of Litigation that is currently pending will have a material impact on BancShares’ consolidated financial statements. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2024. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BancShares has investments in qualified affordable housing projects primarily for CRA purposes and obtaining tax credits. These investments are accounted for in accordance with PAM. BancShares also has investments in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects, and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business and are accounted for under the equity or cost methods. Refer to Note 9—Variable Interest Entities and Note 10—Other Assets for additional information.

The combination of investments in and loans to unconsolidated entities represents BancShares’ maximum exposure to loss, as BancShares does not provide guarantees or other forms of indemnification to unconsolidated entities.

BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with its directors, executive officers, principal shareholders, and their immediate family (collectively “Related Persons”), including transactions in which Related Persons may have a material interest. Loans to Related Persons totaled $42 million and $27 million as of December 31, 2024 and 2023, respectively. Unfunded loan commitments available to Related Persons totaled $14 million and $10 million as of December 31, 2024 and 2023, respectively.

NOTE 25 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present condensed stand-alone financial statements of the Parent Company:

Parent Company
Condensed Balance Sheets
dollars in millions	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$310	$200
Interest-earning deposits at banks	1	5
Investment in marketable equity securities	99	82
Note receivable from banking subsidiary	200	—
Investment in banking subsidiary	21,932	21,324
Investment in other subsidiaries	97	50
Other assets	75	60
Total assets	$22,714	$21,721
Liabilities and Stockholders' Equity
Subordinated debt	$350	$367
Borrowings due to banking subsidiary	44	45
Other liabilities	92	54
Total liabilities	486	466
Stockholders’ equity	22,228	21,255
Total liabilities and stockholders’ equity	$22,714	$21,721

Parent Company
Condensed Statements of Income
	Year Ended December 31
dollars in millions	2024	2023	2022
Income
Dividends from banking subsidiary	$2,221	$367	$1,410
Other income (loss)	25	(8)	(2)
Total income	2,246	359	1,408
Expenses
Interest expense	16	22	19
Other expenses	61	40	26
Total expenses	77	62	45
Income before income taxes and equity in undistributed net income of subsidiaries	2,169	297	1,363
Income tax (benefit) expense	(22)	(14)	44
Income before equity in undistributed net income of subsidiaries	2,191	311	1,319
Equity in undistributed (distributed) net income of subsidiaries	586	11,155	(221)
Net income	2,777	11,466	1,098
Preferred stock dividends	61	59	50
Net income available to common stockholders	$2,716	$11,407	$1,048

Parent Company
Condensed Statements of Cash Flows
	Year Ended December 31
dollars in millions	2024	2023	2022
OPERATING ACTIVITIES
Net income	$2,777	$11,466	$1,098
Adjustments to reconcile net income to cash provided by operating activities:
(Undistributed) distributed net income of subsidiaries	(586)	(11,155)	221
Deferred tax expense (benefit)	2	(5)	48
Net amortization of premiums and discounts	—	—	1
Fair value adjustment on marketable equity securities, net	(13)	11	6
Stock based compensation expense	—	5	19
Realized gain on sale of investment securities, net	(6)	—	—
Net change in other assets	(15)	(17)	(3)
Net change in other liabilities	(5)	3	(2)
Other operating activities	3	—	—
Net cash provided by operating activities	2,157	308	1,388
INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	4	(2)	3
Purchase of marketable equity securities	(6)	—	—
Proceeds from sale of marketable equity securities	15	—	—
Note receivable from banking subsidiary	(200)	—	—
Net cash paid in acquisition	—	—	(51)
Other investing activities	(23)	—	—
Net cash used in investing activities	(210)	(2)	(48)
FINANCING ACTIVITIES
Repayment of other borrowings	—	—	(68)
Repayment of subordinated debt	(17)	(87)	—
(Repayment) proceeds for borrowings due to banking subsidiary	(1)	(15)	20
Repurchase of Class A common stock	(1,648)	—	(1,240)
Cash dividends paid	(158)	(117)	(83)
Other financing activities	(13)	(6)	(24)
Net cash used in financing activities	(1,837)	(225)	(1,395)
Net change in cash and due from banks	110	81	(55)
Cash and due from banks at beginning of year	200	119	174
Cash and due from banks at end of year	$310	$200	$119
CASH PAYMENTS (REFUNDS) FOR:
Interest	$15	$23	$18
Income taxes	(1)	470	(536)

Item 9A. Controls and Procedures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

BancShares’ management assessed the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2024, BancShares’ internal control over financial reporting is effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

BancShares’ independent registered public accounting firm has issued an audit report on BancShares’ internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

(a) None

(b) Director and Officer 10b5-1 Trading Arrangements

During the fourth quarter of 2024, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III
Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Raleigh, NC, PCAOB Firm ID: 185.

The other information required by this Item 14 is incorporated herein by reference from the “Proposal 3: Ratification of Appointment of Independent Accountants” section of the 2025 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated October 15, 2020, by and among CIT Group Inc., the Registrant, First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 20, 2020)

2.2
Amendment No. 1, dated September 30, 2021, to the Agreement and Plan of Merger dated October 15, 2020, by and among CIT Group Inc., the Registrant, First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2021)

2.3
Purchase and Assumption Agreement All Deposits, dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, receiver of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed March 31, 2023)

2.4
Extensions of Time to the Purchase and Assumption Agreement All Deposits, dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, receiver of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, dated April 26, 2023 (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 8-K dated May 1, 2023)
3.2
Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, dated March 11, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on March 12, 2020)

3.3
Restated Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated February 22, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.4
Restated Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series C, dated February 22, 2022 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.5	Amended and Restated Bylaws of the Registrant, dated January 24, 2023- (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated January 24, 2023)
4.1	Specimen of Registrant’s Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.3
Specimen of Registrant's 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.4
Specimen of Registrant’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 of the Registrant's Form S-4 Registration Statement (333-250131) filed on December 21, 2020)

4.5
Specimen of Registrant’s 5.625% Non-Cumulative Perpetual Preferred Stock, Series C, Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 of the Registrant's Form S-4 Registration Statement (333-250131) filed on December 21, 2020)

4.6
Deposit Agreement, dated as of March 12, 2020, among the Registrant, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.7	Form of Depositary Receipt (included as Exhibit A in Exhibit 4.6 hereto)
4.8	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.9	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
4.10
Amended and Restated Initial Purchase Money, Note dated March 27, 2023, made by First-Citizens Bank & Trust Company and payable to the order of the Federal Deposit Insurance Corporation, as received for Silicon Valley Bridge Bank, National Association, or its successors and registered assigns (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated November 27, 2023)

4.11
Custodial and Paying Agency Agreement, dated March 27, 2023, by and among First-Citizens Bank & Trust Company, individually and as custodian and debtor, U.S. Bank & Trust Company, National Association, as paying agent, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 27, 2023)

*10.1
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 1, 2005, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

*10.2
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 24, 2011, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

*10.3
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement, dated August 1, 2011, by and between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement, dated August 1, 2011, by and between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.5
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 24, 2011, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2020)

*10.6
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., effective January 31, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.7
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., effective January 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.8
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 25, 2022)

*10.9	Form of Long-Term Incentive Plan Award Agreement (for awards in 2022) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2021)
*10.10	Form of Long-Term Incentive Plan Award Agreement (for awards in 2023) (filed herewith)
*10.11	Form of Long-Term Incentive Plan Award Agreement (for awards in 2024) (filed herewith)
*10.12	Form of Long-Term Incentive Plan Award Agreement (for awards in 2025) (filed herewith)
*10.13
Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, effective March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)

*10.14
Merger Performance Plan of Registrant’s subsidiary, First-Citizen’s Bank & Trust Company, effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)

10.15
Commercial Shared-Loss Agreement, dated March 27, 2023, by and between the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2023)

10.16
Advance Facility Agreement, dated March 27, 2023, by and among First-Citizens Bank & Trust Company and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as lender and as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2023)

10.17
Security Agreement, dated March 27, 2023, by and among First-Citizens Bank & Trust Company, individually and as grantor and debtor, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 27, 2023)

19	Insider Trading Policy, dated February 19, 2025 (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K for the year ended December 31, 2023)
**101.INS	Inline XBRL Instance Document (filed herewith)
**101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
**101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
**104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2025

First Citizens BancShares, Inc. (Registrant)
/s/ Frank B. Holding, Jr.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 21, 2025.

Signature	Title	Date

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 21, 2025

/s/ Craig L. Nix Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2025

/s/ Ellen R. Alemany * Ellen R. Alemany	Director	February 21, 2025

/s/ John M. Alexander, Jr. * John M. Alexander, Jr.	Director	February 21, 2025

/s/ Victor E. Bell, III * Victor E. Bell, III	Director	February 21, 2025

/s/ Peter M. Bristow * Peter M. Bristow	Director	February 21, 2025

/s/ Hope H. Bryant * Hope H. Bryant	Director	February 21, 2025

/s/ Michael A. Carpenter * Michael A. Carpenter	Director	February 21, 2025

/s/ H. Lee Durham, Jr. * H. Lee Durham, Jr.	Director	February 21, 2025

/s/ Eugene Flood, Jr. * Eugene Flood, Jr.	Director	February 21, 2025

Signature	Title	Date

/s/ Robert R. Hoppe * Robert R. Hoppe	Director	February 21, 2025

/s/ David G. Leitch * David G. Leitch	Director	February 21, 2025

/s/ Robert E. Mason, IV * Robert E. Mason, IV	Director	February 21, 2025

/s/ Robert T. Newcomb * Robert T. Newcomb	Director	February 21, 2025

/s/ R. Mattox Snow, III * R. Mattox Snow, III	Director	February 21, 2025

*	Craig L. Nix hereby signs this Annual Report on Form 10-K on February 21, 2025, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ Craig L. Nix
Craig L. Nix As Attorney-In-Fact