Form 10-Q
period 2025-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2025-05-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715

First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principal executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
5.625% Non-Cumulative Perpetual Preferred Stock, Series C	FCNCO	Nasdaq Global Select Market
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

Class A Common Stock—12,283,675 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of May 2, 2025)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	MSRs	Mortgage Servicing Rights
ASC	Accounting Standards Codification	NII	Net Interest Income
ASU	Accounting Standards Update	NII Sensitivity	Net Interest Income Sensitivity
BHC	Bank Holding Company	NIM	Net Interest Margin
bps	Basis point(s); 1 bp = 0.01%	NPR	Notice of Proposed Rulemaking
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PAA	Purchase Accounting Accretion or Amortization
DPA	Deferred Purchase Agreement	PAM	Proportional Amortization Method
DTAs	Deferred Tax Assets	PCA	Prompt Corrective Action
ETR	Effective Income Tax Rate	PCD	Purchased Credit Deteriorated
EVE Sensitivity	Economic Value of Equity Sensitivity	PD	Probability of Obligor Default
FASB	Financial Accounting Standards Board	PPNR	Pre-provision net revenue
FCB	First-Citizens Bank & Trust Company	ROU	Right of Use
FDIC	Federal Deposit Insurance Corporation	RWA	Risk-weighted assets
Federal Reserve	Board of Governors of the Federal Reserve System	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	SRP	Share Repurchase Program
GAAP	United States Generally Accepted Accounting Principles	SVB	Silicon Valley Bank
HQLS	High-Quality Liquid Securities	SVBB	Silicon Valley Bridge Bank, N.A.
ISDA	International Swaps and Derivatives Association	TMT	Technology Media and Telecommunications
LGD	Loss Given Default	UPB	Unpaid Principal Balance
LOCOM	Lower of the Cost or Fair Value	VIE	Variable Interest Entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$812	$814
Interest-earning deposits at banks	24,692	21,364
Securities purchased under agreements to resell	345	158
Investment in marketable equity securities (cost of $78 at March 31, 2025 and $79 at December 31, 2024)	95	101
Investment securities available for sale (cost of $34,340 at March 31, 2025 and $34,512 at December 31, 2024)	33,900	33,750
Investment securities held to maturity (fair value of $8,973 at March 31, 2025 and $8,702 at December 31, 2024)	10,324	10,239
Assets held for sale	185	85
Loans and leases	141,358	140,221
Allowance for loan and lease losses	(1,680)	(1,676)
Loans and leases, net of allowance for loan and lease losses	139,678	138,545
Operating lease equipment, net	9,371	9,323
Premises and equipment, net	2,044	2,006
Goodwill	346	346
Other intangible assets, net	234	249
Other assets	6,796	6,740
Total assets	$228,822	$223,720
Liabilities
Deposits:
Noninterest-bearing	$40,767	$38,633
Interest-bearing	118,558	116,596
Total deposits	159,325	155,229
Credit balances of factoring clients	1,145	1,016
Borrowings:
Short-term borrowings	450	367
Long-term borrowings	37,956	36,684
Total borrowings	38,406	37,051
Other liabilities	7,651	8,196
Total liabilities	206,527	201,492
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at March 31, 2025 and December 31, 2024)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at March 31, 2025 and December 31, 2024; 12,409,753 and 12,712,436 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	12	13
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at March 31, 2025 and December 31, 2024)	1	1
Additional paid in capital	1,798	2,417
Retained earnings	19,802	19,361
Accumulated other comprehensive loss	(199)	(445)
Total stockholders’ equity	22,295	22,228
Total liabilities and stockholders’ equity	$228,822	$223,720
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share and per share data	2025	2024
Interest income
Interest and fees on loans	$2,236	$2,354
Interest on investment securities	414	282
Interest on deposits at banks	245	448
Total interest income	2,895	3,084
Interest expense
Deposits	893	928
Borrowings	339	339
Total interest expense	1,232	1,267
Net interest income	1,663	1,817
Provision for credit losses	154	64
Net interest income after provision for credit losses	1,509	1,753
Noninterest income
Rental income on operating lease equipment	270	255
Lending-related fees	66	59
Deposit fees and service charges	58	58
Client investment fees	53	50
Wealth management services	56	51
International fees	32	28
Factoring commissions	17	17
Cardholder services, net	41	40
Merchant services, net	14	12
Insurance commissions	14	15
Fair value adjustment on marketable equity securities, net	(5)	(4)
Gain on sale of leasing equipment, net	5	10
Loss on extinguishment of debt	—	(2)
Other noninterest income	14	38
Total noninterest income	635	627
Noninterest expense
Depreciation on operating lease equipment	98	96
Maintenance and other operating lease expenses	58	45
Personnel cost	818	744
Net occupancy expense	58	62
Equipment expense	136	114
Professional fees	25	25
Third-party processing fees	63	60
FDIC insurance expense	38	41
Marketing expense	32	14
Acquisition-related expenses	42	58
Intangible asset amortization	15	17
Other noninterest expense	110	100
Total noninterest expense	1,493	1,376
Income before income taxes	651	1,004
Income tax expense	168	273
Net income	$483	$731
Preferred stock dividends	15	15
Net income available to common stockholders	$468	$716
Earnings per common share
Basic	$34.47	$49.27
Diluted	$34.47	$49.26
Weighted average common shares outstanding
Basic	13,575,231	14,533,302
Diluted	13,575,231	14,536,442
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
dollars in millions	2025	2024
Net income	$483	$731
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	239	(91)
Net unrealized gain on cash flow hedge derivatives	7	—
Other comprehensive income (loss), net of tax	$246	$(91)
Total comprehensive income	$729	$640
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	483	—	483
Other comprehensive income, net of tax	—	—	—	—	—	246	246
Repurchased 302,683 shares of Class A common stock	—	(1)	—	(619)	—	—	(620)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(25)	—	(25)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$881	$12	$1	$1,798	$19,802	$(199)	$22,295

Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	731	—	731
Other comprehensive loss, net of tax	—	—	—	—	—	(91)	(91)
Stock based compensation	—	—	—	(9)	—	—	(9)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(22)	—	(22)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$881	$14	$1	$4,099	$17,435	$(582)	$21,848
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$483	$731
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	154	64
Deferred tax (benefit) expense	(40)	1
Depreciation, amortization, and accretion, net	93	(12)
Fair value adjustment on marketable equity securities, net	5	4
Gain on sale of loans, net	(2)	(3)
Gain on sale of operating lease equipment, net	(5)	(10)
Gain on sale of premises and equipment, net	(1)	—
Loss (gain) on other real estate owned, net	8	(3)
Loss on extinguishment of debt	—	2
Origination of loans held for sale	(297)	(209)
Proceeds from sale of loans held for sale	293	244
Impairment of premises and equipment	4	—
Net change in other assets	24	57
Net change in other liabilities	(610)	(409)
Other operating activities	(11)	4
Net cash provided by operating activities	98	461
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(3,328)	2,817
Purchases of investment securities available for sale	(1,855)	(6,296)
Proceeds from maturities of investment securities available for sale	894	1,221
Proceeds from sales of investment securities available for sale	1,196	250
Purchases of investment securities held to maturity	(217)	(174)
Proceeds from maturities of investment securities held to maturity	139	109
Net (increase) decrease in securities purchased under agreements to resell	(187)	79
Net increase in loans	(1,368)	(2,146)
Proceeds from sales of loans	41	74
Net increase in credit balances of factoring clients	129	63
Purchases of operating lease equipment	(170)	(191)
Proceeds from sales of operating lease equipment	63	66
Purchases of premises and equipment	(103)	(94)
Proceeds from sales of other real estate owned	3	7
Other investing activities	(114)	(76)
Net cash used in investing activities	(4,877)	(4,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(1,257)	585
Net increase in demand and other interest-bearing deposits	5,370	3,204
Net increase (decrease) in securities sold under agreements to repurchase	83	(90)
Repayment of long-term borrowings	(1)	(31)
Proceeds from issuance of long-term borrowings	1,242	—
Repurchase of Class A common stock	(618)	—
Cash dividends paid	(42)	(39)
Other financing activities	—	(9)
Net cash provided by financing activities	4,777	3,620
Change in cash and due from banks	(2)	(210)
Cash and due from banks at beginning of period	814	908
Cash and due from banks at end of period	$812	$698

	Three Months Ended March 31,
dollars in millions	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,224	$1,294
Income taxes	40	53
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	52	—
Transfer of assets from held for investment to held for sale	139	131
Commitments extended during the period on affordable housing investment credits	108	120
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

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

Refer to Note 8—Variable Interest Entities for additional information regarding VIEs.

Reclassifications

Financial Statements
In certain instances, amounts reported in the 2024 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Changes to the Composition of Reportable Segments
We updated our segment reporting during the first quarter of 2025 (the “Segment Reporting Updates”) as we transferred certain components from the SVB Commercial and General Bank segments to the Commercial Bank segment and modified our segment expense allocation methodology. The Segment Reporting Updates did not result in the addition or removal of any of our existing segments at December 31, 2024, and the global fund banking and investor dependent loan portfolios, as well as a substantial portion of the innovation commercial and industrial (“innovation C&I”) and cash flow dependent loan portfolios, remain in the SVB Commercial segment.

Segment disclosures for 2024 periods included in this Form 10-Q were recast to conform with the above-described Segment Reporting Updates. Refer to Note 17—Segment Information for additional information.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the consolidated financial statements and accompanying notes and the disclosures provided, and actual results could differ from those estimates. The significant estimate related to the determination of the allowance for loan and lease losses (“ALLL”) is considered a critical accounting estimate.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2024 Form 10-K. There were no material changes to these policies during the three months ended March 31, 2025.

NOTE 2 — BUSINESS COMBINATIONS

Silicon Valley Bridge Bank Acquisition
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

BancShares determined that the SVBB Acquisition constituted a business combination as defined by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were initially presented at their estimated fair values based on valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that were highly subjective in nature. Management finalized its fair value estimates for the acquired assets and assumed liabilities within the allowable one-year period following the SVBB Acquisition Date (“Measurement Period Adjustments”). BancShares recorded Measurement Period Adjustments during 2023 and none during the year ended December 31, 2024.

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

In connection with the SVBB Purchase Agreement, FCB also entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). The Shared-Loss Agreement covered an estimated $60 billion of commercial loans (collectively, the “Covered Assets”) at the time of acquisition. The FDIC agreed to reimburse FCB for 0% of losses of up to $5 billion with respect to Covered Assets and 50% of losses in excess of $5 billion with respect to Covered Assets (“FDIC Loss Sharing”) and FCB agreed to reimburse the FDIC for 50% of recoveries related to such Covered Assets (“FCB reimbursement”). The Shared-Loss Agreement provided for FDIC Loss Sharing for five years and FCB reimbursement for eight years. The Shared-Loss Agreement extended to loans funded within one year of the SVBB Acquisition Date that were unfunded commitments to loans at the SVBB Acquisition Date. On April 7, 2025, FCB and the FDIC entered into an agreement (the “Shared-Loss Termination Agreement”) to terminate the Shared-Loss Agreement. As a result of entering into the Shared-Loss Termination Agreement, all rights and obligations of the parties under the Shared-Loss Agreement terminated as of the date of the Shared-Loss Termination Agreement, including FCB’s reporting covenants and obligations related to FDIC Loss Sharing and FCB reimbursement. There was no impact to our consolidated balance sheets or statements of income resulting from the Shared-Loss Termination Agreement because there was no loss indemnification asset or true-up liability associated with the Shared-Loss Agreement, primarily based on evaluation of historical loss experience and the credit quality of the Covered Assets.

In connection with the SVBB Acquisition, FCB issued a five-year $35 billion note payable to the FDIC (the “Original Purchase Money Note”), and entered into binding terms and conditions for an up to $70 billion line of credit provided by the FDIC for related risks and liquidity purposes (the “Initial Liquidity Commitment”). At such time, FCB and the FDIC agreed to negotiate additional terms and documents augmenting and superseding the Original Purchase Money Note and Initial Liquidity Commitment, and on November 20, 2023, FCB and the FDIC entered into new financing agreements for those purposes. On November 20, 2023, the Original Purchase Money Note was amended and restated, dated as of March 27, 2023 and maturing March 27, 2028 (the “Purchase Money Note”), adjusting the principal amount to approximately $36.07 billion. FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), which provided total advances available through March 27, 2025 of up to $70 billion solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. There were no amounts outstanding on the facility at the end of the draw period on March 27, 2025.

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

Refer to the 2024 Form 10-K for descriptions of methods used to determine the estimated fair values and significant assets acquired and liabilities assumed, as presented above.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,105	$55	$(10)	$13,150
Government agency	71	—	(2)	69
Residential mortgage-backed securities	16,905	143	(443)	16,605
Commercial mortgage-backed securities	3,759	21	(186)	3,594
Corporate bonds	483	1	(19)	465
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,340	$220	$(660)	$33,900
Investment in marketable equity securities	$78	$21	$(4)	$95
Investment securities held to maturity
U.S. Treasury	$484	$—	$(25)	$459
Government agency	1,491	—	(91)	1,400
Residential mortgage-backed securities	4,668	17	(595)	4,090
Commercial mortgage-backed securities	3,378	—	(630)	2,748
Supranational securities	301	—	(27)	274
Other	2	—	—	2
Total investment securities held to maturity	$10,324	$17	$(1,368)	$8,973
Total investment securities	$44,742	$258	$(2,032)	$42,968

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,897	$33	$(27)	$13,903
Government agency	79	—	(2)	77
Residential mortgage-backed securities	16,161	41	(582)	15,620
Commercial mortgage-backed securities	3,869	7	(210)	3,666
Corporate bonds	489	—	(22)	467
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,512	$81	$(843)	$33,750
Investment in marketable equity securities	$79	$27	$(5)	$101
Investment securities held to maturity
U.S. Treasury	$483	$—	$(31)	$452
Government agency	1,489	—	(115)	1,374
Residential mortgage-backed securities	4,558	2	(682)	3,878
Commercial mortgage-backed securities	3,407	—	(678)	2,729
Supranational securities	300	—	(33)	267
Other	2	—	—	2
Total investment securities held to maturity	$10,239	$2	$(1,539)	$8,702
Total investment securities	$44,830	$110	$(2,387)	$42,553

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At March 31, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $178 million and $19 million, respectively. At December 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $20 million, respectively. During the three months ended March 31, 2025 and 2024, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2025 or December 31, 2024.

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

Maturities - Debt Securities

dollars in millions	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$5,503	$5,508	$5,090	$5,086
After one through five years	7,727	7,764	8,945	8,949
After five through 10 years	353	338	346	330
After 10 years	22	22	22	22
Government agency	71	69	79	77
Residential mortgage-backed securities	16,905	16,605	16,161	15,620
Commercial mortgage-backed securities	3,759	3,594	3,869	3,666
Total investment securities available for sale	$34,340	$33,900	$34,512	$33,750
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$450	$443	$429	$419
After one through five years	1,281	1,209	1,299	1,208
After five through 10 years	547	483	546	468
Residential mortgage-backed securities	4,668	4,090	4,558	3,878
Commercial mortgage-backed securities	3,378	2,748	3,407	2,729
Total investment securities held to maturity	$10,324	$8,973	$10,239	$8,702

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended March 31,
	2025	2024
Interest income - taxable investment securities(1)	$413	$281
Interest income - nontaxable investment securities	—	—
Dividend income - marketable equity securities	1	1
Interest on investment securities	$414	$282
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Three Months Ended March 31,
	2025	2024
Gross realized gain on sale of investment securities available for sale	$1	$—
Gross realized loss on sale of investment securities available for sale	(2)	—
Net realized loss on sale of investment securities available for sale	(1)	—
Net realized gain on sale of marketable equity securities	1	—
Realized gain (loss) on sale of investment securities, net	$—	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$902	$(2)	$590	$(8)	$1,492	$(10)
Government agency	—	—	69	(2)	69	(2)
Residential mortgage-backed securities	1,796	(10)	3,531	(433)	5,327	(443)
Commercial mortgage-backed securities	126	(1)	1,285	(185)	1,411	(186)
Corporate bonds	47	(1)	406	(18)	453	(19)
Total	$2,871	$(14)	$5,881	$(646)	$8,752	$(660)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$3,791	$(12)	$981	$(15)	$4,772	$(27)
Government agency	—	—	77	(2)	77	(2)
Residential mortgage-backed securities	7,470	(61)	3,575	(521)	11,045	(582)
Commercial mortgage-backed securities	1,183	(8)	1,342	(202)	2,525	(210)
Corporate bonds	16	—	438	(22)	454	(22)
Total	$12,460	$(81)	$6,413	$(762)	$18,873	$(843)

As of March 31, 2025, there were 476 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 416 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. Treasury securities and the remaining 60 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2025, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of March 31, 2025.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of March 31, 2025.

There were no debt securities on nonaccrual status as of March 31, 2025 or December 31, 2024.

Investment securities having an aggregate carrying value of $4.07 billion at March 31, 2025, and $3.94 billion at December 31, 2024, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method (“PAM”).

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	March 31, 2025	December 31, 2024
Commercial
Commercial construction	$5,529	$5,109
Owner occupied commercial mortgage	16,951	16,842
Non-owner occupied commercial mortgage	16,139	16,194
Commercial and industrial	31,899	31,640
Leases	2,022	2,014
Total commercial	72,540	71,799
Consumer
Residential mortgage	23,060	23,152
Revolving mortgage	2,635	2,567
Consumer auto	1,487	1,523
Consumer other	965	986
Total consumer	28,147	28,228
SVB
Global fund banking	28,572	27,904
Investor dependent - early stage	908	997
Investor dependent - growth stage	2,050	2,196
Innovation C&I and cash flow dependent	9,141	9,097
Total SVB (1)	40,671	40,194
Total loans and leases	$141,358	$140,221
(1) Total SVB Loans are irrespective of segment composition further described in Note 17—Segment Information.

At March 31, 2025 and December 31, 2024, accrued interest receivable on loans included in other assets was $601 million and $603 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $84 million for the three months ended March 31, 2025, including $8 million for unfunded commitments. Discount accretion income was $163 million for the three months ended March 31, 2024, including $35 million for unfunded commitments.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	March 31, 2025	December 31, 2024
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(85)	$(91)

Net unamortized discount on acquired loans
Non-PCD	$1,449	$1,504
PCD	75	94
Total net unamortized discount	$1,524	$1,598

The aging and nonaccrual status of the outstanding loans and leases by class at March 31, 2025 and December 31, 2024 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1) (2)

dollars in millions	March 31, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$21	$17	$41	$79	$5,441	$5,520	$9	$5,529
Owner occupied commercial mortgage	59	7	3	69	16,806	16,875	76	16,951
Non-owner occupied commercial mortgage	104	54	71	229	15,543	15,772	367	16,139
Commercial and industrial	185	50	9	244	31,298	31,542	357	31,899
Leases	48	8	1	57	1,936	1,993	29	2,022
Total commercial	417	136	125	678	71,024	71,702	838	72,540
Consumer
Residential mortgage	188	28	6	222	22,677	22,899	161	23,060
Revolving mortgage	17	5	—	22	2,587	2,609	26	2,635
Consumer auto	10	2	—	12	1,467	1,479	8	1,487
Consumer other	5	3	3	11	953	964	1	965
Total consumer	220	38	9	267	27,684	27,951	196	28,147
SVB
Global fund banking	—	—	—	—	28,572	28,572	—	28,572
Investor dependent - early stage	5	1	—	6	874	880	28	908
Investor dependent - growth stage	2	3	—	5	2,003	2,008	42	2,050
Innovation C&I and cash flow dependent	73	—	—	73	8,966	9,039	102	9,141
Total SVB	80	4	—	84	40,415	40,499	172	40,671
Total loans and leases	$717	$178	$134	$1,029	$139,123	$140,152	$1,206	$141,358

	December 31, 2024
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$21	$1	$1	$23	$5,077	$5,100	$9	$5,109
Owner occupied commercial mortgage	30	9	2	41	16,739	16,780	62	16,842
Non-owner occupied commercial mortgage	43	27	78	148	15,621	15,769	425	16,194
Commercial and industrial	118	39	16	173	31,182	31,355	285	31,640
Leases	33	11	2	46	1,937	1,983	31	2,014
Total commercial	245	87	99	431	70,556	70,987	812	71,799
Consumer
Residential mortgage	172	27	7	206	22,798	23,004	148	23,152
Revolving mortgage	20	4	—	24	2,519	2,543	24	2,567
Consumer auto	12	3	—	15	1,500	1,515	8	1,523
Consumer other	5	3	3	11	974	985	1	986
Total consumer	209	37	10	256	27,791	28,047	181	28,228
SVB
Global fund banking	—	—	—	—	27,904	27,904	—	27,904
Investor dependent - early stage	8	1	—	9	947	956	41	997
Investor dependent - growth stage	2	—	—	2	2,148	2,150	46	2,196
Innovation C&I and cash flow dependent	52	1	—	53	8,940	8,993	104	9,097
Total SVB	62	2	—	64	39,939	40,003	191	40,194
Total loans and leases	$516	$126	$109	$751	$138,286	$139,037	$1,184	$140,221
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $7 million for the three months ended March 31, 2025 and $14 million for year ended December 31, 2024.
(2)    Nonaccrual loans for which there was no related ALLL totaled $419 million at March 31, 2025 and $303 million at December 31, 2024.

Other real estate owned (“OREO”) and repossessed assets were $105 million as of March 31, 2025 and $64 million as of December 31, 2024.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2025 and December 31, 2024, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

March 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial construction
Pass	$636	$1,384	$1,662	$1,079	$192	$132	$162	$1	$5,248
Special Mention	28	25	83	21	—	7	—	—	164
Substandard	16	21	9	54	9	8	—	—	117
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	680	1,430	1,754	1,154	201	147	162	1	5,529
Owner occupied commercial mortgage
Pass	591	2,683	2,501	2,655	2,475	4,782	203	29	15,919
Special Mention	2	28	23	89	54	60	7	—	263
Substandard	13	58	104	219	78	282	14	1	769
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	606	2,769	2,628	2,963	2,607	5,124	224	30	16,951
Non-owner occupied commercial mortgage
Pass	699	3,274	3,490	2,501	1,495	3,030	116	3	14,608
Special Mention	35	86	113	159	4	26	—	—	423
Substandard	32	311	137	230	38	279	—	—	1,027
Doubtful	—	15	—	11	4	51	—	—	81
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	766	3,686	3,740	2,901	1,541	3,386	116	3	16,139
Commercial and industrial
Pass	4,253	8,002	4,110	2,919	1,689	1,805	6,662	53	29,493
Special Mention	90	119	99	244	143	28	133	—	856
Substandard	85	220	174	229	239	60	290	3	1,300
Doubtful	—	10	25	33	13	2	20	—	103
Ungraded	—	—	—	—	—	—	147	—	147
Total commercial and industrial	4,428	8,351	4,408	3,425	2,084	1,895	7,252	56	31,899
Leases
Pass	226	657	450	255	119	100	—	—	1,807
Special Mention	6	28	20	25	5	2	—	—	86
Substandard	6	37	34	19	11	14	—	—	121
Doubtful	—	2	3	2	1	—	—	—	8
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	238	724	507	301	136	116	—	—	2,022
Total commercial	$6,718	$16,960	$13,037	$10,744	$6,569	$10,668	$7,754	$90	$72,540

SVB - Risk Classifications by Class

March 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Global fund banking
Pass	$214	$902	$172	$111	$18	$19	$27,049	$83	$28,568
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3	—	—	1	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	214	902	172	114	18	19	27,050	83	28,572
Investor dependent - early stage
Pass	46	279	109	59	1	—	107	—	601
Special Mention	—	16	9	2	—	—	—	—	27
Substandard	—	64	88	50	8	—	41	3	254
Doubtful	2	2	12	7	1	—	2	—	26
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	48	361	218	118	10	—	150	3	908
Investor dependent - growth stage
Pass	136	804	309	177	12	—	188	—	1,626
Special Mention	—	45	4	1	13	—	28	—	91
Substandard	—	84	131	55	4	—	17	—	291
Doubtful	—	15	3	19	—	1	4	—	42
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	136	948	447	252	29	1	237	—	2,050
Innovation C&I and cash flow dependent
Pass	446	1,915	1,284	1,099	342	104	2,247	12	7,449
Special Mention	43	—	64	73	20	—	132	—	332
Substandard	1	94	300	423	207	28	277	—	1,330
Doubtful	7	—	12	9	—	—	2	—	30
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	497	2,009	1,660	1,604	569	132	2,658	12	9,141
Total SVB	$895	$4,220	$2,497	$2,088	$626	$152	$30,095	$98	$40,671

Consumer Loans - Delinquency Status by Class

March 31, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$391	$2,275	$2,860	$5,152	$5,021	$7,007	$6	$—	$22,712
30-59 days	—	7	12	28	39	115	—	—	201
60-89 days	—	—	2	5	5	28	—	—	40
90 days or greater	1	1	3	8	8	86	—	—	107
Total residential mortgage	392	2,283	2,877	5,193	5,073	7,236	6	—	23,060
Revolving mortgage
Current	—	—	—	—	—	—	2,485	112	2,597
30-59 days	—	—	—	—	—	—	14	6	20
60-89 days	—	—	—	—	—	—	1	6	7
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,503	132	2,635
Consumer auto
Current	131	565	321	245	133	75	—	—	1,470
30-59 days	—	2	2	3	2	1	—	—	10
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	131	569	325	250	136	76	—	—	1,487
Consumer other
Current	16	142	127	82	25	21	540	—	953
30-59 days	—	1	1	—	—	1	3	—	6
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	16	143	128	82	25	24	547	—	965
Total consumer	$539	$2,995	$3,330	$5,525	$5,234	$7,336	$3,056	$132	$28,147

The following tables represent current credit quality indicators by origination year as of December 31, 2024:

Commercial Loans - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$1,095	$1,854	$1,276	$287	$152	$52	$148	$—	$4,864
Special Mention	—	80	35	—	7	24	—	—	146
Substandard	—	8	47	20	7	17	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,095	1,942	1,358	307	166	93	148	—	5,109
Owner occupied commercial mortgage
Pass	2,721	2,445	2,747	2,581	2,199	2,988	223	29	15,933
Special Mention	22	46	70	58	32	61	9	—	298
Substandard	30	34	136	82	73	245	10	1	611
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,773	2,525	2,953	2,721	2,304	3,294	242	30	16,842
Non-owner occupied commercial mortgage
Pass	2,879	3,082	2,744	2,041	1,598	2,134	119	3	14,600
Special Mention	—	66	293	43	4	86	—	—	492
Substandard	12	15	171	39	116	653	—	—	1,006
Doubtful	—	—	—	—	20	76	—	—	96
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,891	3,163	3,208	2,123	1,738	2,949	119	3	16,194
Commercial and industrial
Pass	9,677	4,862	3,417	2,042	1,101	1,408	6,886	62	29,455
Special Mention	92	53	178	245	25	69	114	—	776
Substandard	61	127	225	106	167	207	274	4	1,171
Doubtful	5	23	35	15	1	18	6	—	103
Ungraded	—	—	—	—	—	—	135	—	135
Total commercial and industrial	9,835	5,065	3,855	2,408	1,294	1,702	7,415	66	31,640
Leases
Pass	739	506	300	147	96	46	—	—	1,834
Special Mention	13	17	29	5	4	—	—	—	68
Substandard	21	29	23	13	9	8	—	—	103
Doubtful	1	3	2	2	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	774	555	354	167	110	54	—	—	2,014
Total commercial	$17,368	$13,250	$11,728	$7,726	$5,612	$8,092	$7,924	$99	$71,799

SVB - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Global fund banking
Pass	$892	$179	$147	$20	$14	$12	$26,588	$36	$27,888
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	892	179	152	28	16	12	26,589	36	27,904
Investor dependent - early stage
Pass	293	201	94	5	—	—	97	3	693
Special Mention	8	8	3	—	—	—	—	—	19
Substandard	44	83	62	17	—	—	41	—	247
Doubtful	15	16	6	—	—	—	1	—	38
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	360	308	165	22	—	—	139	3	997
Investor dependent - growth stage
Pass	842	439	258	32	—	—	218	—	1,789
Special Mention	9	20	3	—	—	—	26	—	58
Substandard	78	90	102	14	1	—	20	—	305
Doubtful	11	3	22	5	—	—	3	—	44
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	940	552	385	51	1	—	267	—	2,196
Innovation C&I and cash flow dependent
Pass	2,136	1,433	1,205	347	120	—	2,147	5	7,393
Special Mention	53	183	77	57	4	—	89	—	463
Substandard	94	220	389	226	28	—	180	—	1,137
Doubtful	—	—	7	—	—	—	97	—	104
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,283	1,836	1,678	630	152	—	2,513	5	9,097
Total SVB	$4,475	$2,875	$2,380	$731	$169	$12	$29,508	$44	$40,194

Consumer Loans - Delinquency Status by Class

December 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$2,178	$2,968	$5,264	$5,148	$2,913	$4,353	$4	$—	$22,828
30-59 days	3	13	19	23	31	95	—	—	184
60-89 days	1	3	5	2	2	28	—	—	41
90 days or greater	—	4	6	7	9	73	—	—	99
Total residential mortgage	2,182	2,988	5,294	5,180	2,955	4,549	4	—	23,152
Revolving mortgage
Current	—	—	—	—	—	—	2,420	108	2,528
30-59 days	—	—	—	—	—	—	16	6	22
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,440	127	2,567
Consumer auto
Current	617	358	277	155	68	27	—	—	1,502
30-59 days	3	3	3	2	1	1	—	—	13
60-89 days	1	1	1	1	—	—	—	—	4
90 days or greater	1	1	1	1	—	—	—	—	4
Total consumer auto	622	363	282	159	69	28	—	—	1,523
Consumer other
Current	147	144	99	30	6	18	531	—	975
30-59 days	1	—	—	—	—	1	3	—	5
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	148	144	100	30	6	20	538	—	986
Total consumer	$2,952	$3,495	$5,676	$5,369	$3,030	$4,597	$2,982	$127	$28,228

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Three Months Ended March 31, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$10	$3	$10	$—	$17	$—	$—	$40
Commercial and industrial	—	6	19	10	4	5	15	1	60
Leases	—	1	1	1	1	1	—	—	5
Total commercial	—	17	23	21	5	23	15	1	105
Consumer
Consumer auto	—	1	1	1	—	—	—	—	3
Consumer other	—	—	1	—	—	—	4	—	5
Total consumer	—	1	2	1	—	—	4	—	8
SVB
Investor dependent - early stage	—	4	14	9	3	—	1	—	31
Investor dependent - growth stage	—	—	—	3	3	2	—	—	8
Innovation C&I and cash flow dependent	—	—	—	—	—	—	15	—	15
Total SVB	—	4	14	12	6	2	16	—	54
Total loans and leases	$—	$22	$39	$34	$11	$25	$35	$1	$167

Three Months Ended March 31, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$29	$—	$—	$29
Commercial and industrial	1	8	8	2	1	2	14	—	36
Leases	—	2	4	2	1	1	—	—	10
Total commercial	1	10	12	4	2	32	14	—	75
Consumer
Consumer auto	—	1	1	—	—	—	—	—	2
Consumer other	—	—	1	—	—	—	4	—	5
Total consumer	—	1	2	—	—	—	4	—	7
SVB
Investor dependent - early stage	—	4	13	6	—	—	1	—	24
Investor dependent - growth stage	—	2	4	7	1	—	—	—	14
Innovation C&I and cash flow dependent	—	3	—	—	—	—	5	—	8
Total SVB	—	9	17	13	1	—	6	—	46
Total loans and leases	$1	$20	$31	$17	$3	$32	$24	$—	$128

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

Amortized Cost of Loans Modified during the three months ended March 31, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$16	$—	$—	$—	$1	$—	$17	0.31%
Owner occupied commercial mortgage	12	2	—	—	14	—	28	0.16
Non-owner occupied commercial mortgage	18	—	—	—	62	—	80	0.49
Commercial and industrial	24	17	—	2	17	—	60	0.19
Total commercial	70	19	—	2	94	—	185	0.25
Consumer
Residential mortgage	4	—	—	1	3	—	8	0.04
Total consumer	4	—	—	1	3	—	8	0.03
SVB
Investor dependent - early stage	—	11	—	—	—	—	11	1.22
Investor dependent - growth stage	4	10	—	—	—	—	14	0.70
Innovation C&I and cash flow dependent	37	—	—	—	7	—	44	0.48
Total SVB	41	21	—	—	7	—	69	0.17
Total loans and leases	$115	$40	$—	$3	$104	$—	$262	0.19%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Amortized Cost of Loans Modified during the three months ended March 31, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.08%
Owner occupied commercial mortgage	15	—	1	1	9	—	26	0.16
Non-owner occupied commercial mortgage	38	—	—	—	27	—	65	0.42
Commercial and industrial	23	—	—	8	—	—	31	0.11
Total commercial	79	—	1	9	36	—	125	0.19
Consumer
Residential mortgage	6	—	—	2	—	—	8	0.03
Revolving mortgage	1	—	—	1	—	—	2	0.08
Total consumer	7	—	—	3	—	—	10	0.03
SVB
Investor dependent - early stage	—	6	—	—	2	—	8	0.63
Investor dependent - growth stage	—	24	—	—	10	—	34	1.25
Innovation C&I and cash flow dependent	18	—	—	—	7	—	25	0.27
Total SVB	18	30	—	—	19	—	67	0.17
Total loans and leases	$104	$30	$1	$12	$55	$—	$202	0.15%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the three months ended March 31, 2025

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	8	—%	5	$—
Owner occupied commercial mortgage	8	—	6	—
Non-owner occupied commercial mortgage	6	—	6	—
Commercial and industrial	9	1.65	9	—
Total commercial	7	1.65	7	—
Consumer
Residential mortgage	22	1.87	5	—
Revolving mortgage	60	3.21	5	—
Consumer auto	20	—	4	—
Consumer other	—	9.97	—	—
Total consumer	24	2.41	5	—
SVB
Investor dependent - early stage	—	—	5	—
Investor dependent - growth stage	12	—	6	—
Innovation C&I and cash flow dependent	22	—	12	—
Total SVB	21	—	7	—
Total loans and leases	11	2.06%	7	$—

Financial Effects of Loan Modifications made during the three months ended March 31, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	22	2.49%	—	$—
Owner occupied commercial mortgage	23	0.79	20	—
Non-owner occupied commercial mortgage	27	—	48	—
Commercial and industrial	9	1.39	4	—
Total commercial	21	1.31	41	—
Consumer
Residential mortgage	52	1.52	—	—
Revolving mortgage	59	4.15	—	—
Consumer auto	30	0.26	—	—
Consumer other	49	9.19	—	—
Total consumer	53	2.41	—	—
SVB
Investor dependent - early stage	6	—	7	—
Investor dependent - growth stage	19	—	10	—
Innovation C&I and cash flow dependent	12	—	6	—
Total SVB	14	—	9	—
Total loans and leases	21	1.52%	22	$—

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

At March 31, 2025, there were $53 million of loans modified in the twelve months ended March 31, 2025, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended March 31, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$25	$—	$—	$—	$25
Owner occupied commercial mortgage	61	3	1	—	65
Non-owner occupied commercial mortgage	204	9	—	23	236
Commercial and industrial	180	4	1	2	187
Total commercial	470	16	2	25	513
Consumer
Residential mortgage	12	1	1	3	17
Revolving mortgage	8	—	—	—	8
Total consumer	20	1	1	3	25
SVB
Investor dependent - early stage	22	3	—	—	25
Investor dependent - growth stage	41	—	—	—	41
Innovation C&I and cash flow dependent	143	—	—	3	146
Total SVB	206	3	—	3	212
Total loans and leases	$696	$20	$3	$31	$750

Modified Loans Payment Status (twelve months ended March 31, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$4	$—	$—	$—	$4
Owner occupied commercial mortgage	26	2	—	1	29
Non-owner occupied commercial mortgage	314	39	—	—	353
Commercial and industrial	107	5	2	1	115
Total commercial	451	46	2	2	501
Consumer
Residential mortgage	15	1	—	1	17
Revolving mortgage	4	—	—	—	4
Total consumer	19	1	—	1	21
SVB
Investor dependent - early stage	22	2	—	3	27
Investor dependent - growth stage	63	—	—	—	63
Innovation C&I and cash flow dependent	56	—	—	28	84
Total SVB	141	2	—	31	174
Total loans and leases	$611	$49	$2	$34	$696

At March 31, 2025, there were $6 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the three months ended March 31, 2025. At December 31, 2024, there were $55 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2024.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Federal Reserve Bank (“FRB”) and FDIC.

Loans Pledged

dollars in millions	March 31, 2025	December 31, 2024
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$17,992	$17,873
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$16,542	$16,423
Pledged non-PCD loans	$30,112	$30,421

FRB
Lendable collateral value of pledged non-PCD loans	$5,612	$5,475
Less: advances	—	—
Available borrowing capacity	$5,612	$5,475
Pledged non-PCD loans	$6,432	$6,309

FDIC
Lendable collateral value of pledged loans	$39,415	$41,282
Less: advances	—	—
Less: Purchase Money Note	35,991	35,991
Available borrowing capacity (1)	$—	$5,291
Pledged loans	$39,173	$41,040
(1) The draw period ended on March 27, 2025, therefore there is no available borrowing capacity at March 31, 2025.

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

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2025 or December 31, 2024.

In connection with the SVBB Acquisition, FCB and the FDIC entered into financing agreements, including the five-year Purchase Money Note, and the Advance Facility Agreement, which allowed for advances through March 27, 2025. There were no amounts outstanding at the end of the draw period of the facility on March 27, 2025. Refer to Note 2—Business Combinations for further discussion of these agreements and Note 9—Borrowings for the outstanding carrying value of the Purchase Money Note.

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure is included in other liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) investment securities available for sale, if any, is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,063	$158	$455	$1,676	$1,126	$166	$455	$1,747
Provision (benefit) for loan and lease losses	105	10	33	148	59	(6)	40	93
Charge-offs	(105)	(8)	(54)	(167)	(75)	(7)	(46)	(128)
Recoveries	15	3	5	23	10	2	13	25
Balance at end of period	$1,078	$163	$439	$1,680	$1,120	$155	$462	$1,737

The increase in the ALLL at March 31, 2025 compared to December 31, 2024 was primarily due to modest deterioration in the macroeconomic forecast, as well as increases in loan volume, partially offset by the result of a mix shift from the investor dependent portfolio to the global fund banking portfolio, which has a lower loss rate relative to our other loan portfolios, and lower specific reserves for individually evaluated loans.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended March 31,
	2025	2024
Provision for loan and lease losses	$148	$93
Provision (benefit) for off-balance sheet credit exposure	6	(29)
Provision for credit losses	$154	$64

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	March 31, 2025	December 31, 2024
Lease assets:
Operating lease ROU assets	Other assets	$300	$316
Finance leases	Premises and equipment	35	15
Total lease assets		$335	$331
Lease liabilities:
Operating leases	Other liabilities	$340	$357
Finance leases	Other borrowings	36	15
Total lease liabilities		$376	$372
Weighted-average remaining lease terms:
Operating leases		7.3 years	7.4 years
Finance leases		8.9 years	11.7 years
Weighted-average discount rate:
Operating leases		2.94%	2.94%
Finance leases		4.31	3.96

As of March 31, 2025, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended March 31,
	Classification	2025	2024
Operating lease cost	Occupancy expense	$18	$18
Finance lease ROU asset amortization	Equipment expense	1	1
Variable lease cost (1)	Occupancy expense	7	9
Sublease income	Occupancy expense	(2)	(1)
Net lease cost (1)		$24	$27
(1) Includes short-term lease cost.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$18
Financing cash flows from finance leases	1	—
ROU assets obtained in exchange for new operating lease liabilities	3	17
ROU assets obtained in exchange for new finance lease liabilities	22	—

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended March 31,
	2025	2024
Lease income – operating leases	$254	$237
Variable lease income – operating leases (1)	16	18
Rental income on operating leases	270	255
Interest income – sales type and direct financing leases	43	43
Variable lease income included in other noninterest income (2)	14	16
Interest income – leveraged leases	1	1
Total lease income	$328	$315
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at March 31, 2025 and December 31, 2024. There was no goodwill impairment during the three months ended March 31, 2025 or 2024. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Three Months Ended March 31,
dollars in millions	2025
Balance at beginning of period, net of accumulated amortization	$249
Less: amortization for the period	15
Balance at end of period, net of accumulated amortization	$234

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	March 31, 2025	December 31, 2024
Gross balance	$501	$501
Less: accumulated amortization	267	252
Balance, net of accumulated amortization	$234	$249

The following table summarizes the expected amortization expense as of March 31, 2025 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2025	$39
2026	46
2027	39
2028	34
2029	30
2030	28
Thereafter	18
Balance, net of accumulated amortization	$234

NOTE 8 — VARIABLE INTEREST ENTITIES

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

Unconsolidated VIEs Carrying Value

dollars in millions	March 31, 2025	December 31, 2024
Affordable housing tax credit investments	$2,406	$2,357
Other tax credit equity investments	2	2
Total tax credit equity investments	$2,408	$2,359
Other unconsolidated investments	170	157
Total affordable housing tax credit and other unconsolidated investments (maximum loss exposure) (1)	$2,578	$2,516
Liabilities for commitments to fund tax credit investments (2)	$1,234	$1,214
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and included in other liabilities.

We have investments in qualified affordable housing projects, primarily to support our Community Reinvestment Act (“CRA”) initiatives and obtain tax credits. These investments are accounted for using the PAM and provide tax benefits in the form of tax deductions from operating losses and tax credits. Under the PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized on the Consolidated Statements of Income as a component of income tax expense.

The table below summarizes the amortization of our affordable housing tax credit investments and the related tax credits and other tax benefits that are recognized in income tax expense on the Consolidated Statements of Income.

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended March 31,
	2025	2024
Amortization of affordable housing tax credit investments (1)	$64	$59
Tax credits from affordable housing tax credit investments	(68)	(57)
Other tax benefits from affordable housing tax credit investments	(7)	(11)
Net income tax benefit from affordable housing tax credit investments (2)	$(11)	$(9)
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

NOTE 9 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $450 million and $367 million at March 31, 2025 and December 31, 2024, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.51% and 0.59% at March 31, 2025 and December 31, 2024, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $526 million and $435 million at March 31, 2025 and December 31, 2024, respectively.

Long-term Borrowings

On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due 2040 in a public offering.

The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Long-term Borrowings

dollars in millions	Maturity	March 31, 2025	December 31, 2024
Parent Company:
Senior:
Fixed-to-Floating Senior Notes at 5.231%(1)	March 2031	$497	$—
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%(2)	March 2030	350	350
Fixed-to-Fixed Subordinated Notes at 6.254%(3)	March 2040	745	—
Subsidiaries:
Senior:
Fixed senior unsecured notes at 6.00%	April 2036	58	58
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	441	445
Secured:
Purchase Money Note to FDIC fixed at 3.50%(4)	March 2028	35,829	35,816
Capital lease obligations	Maturities through May 2057	36	15
Total long-term borrowings		$37,956	$36,684
(1) The fixed rate period will end March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded Secured Overnight Financing Rate (“SOFR”) Index Rate plus 141 basis points (“bps”) per annum until the maturity date (or date of earlier redemption).
(2) The fixed rate period ended on March 15, 2025, and the notes now bear a floating interest rate equal to Three-Month Term SOFR plus 246.5 bps per annum.
(3) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate plus 197 bps per annum until the maturity date (or date of earlier redemption).
(4)    Refer to Note 2—Business Combinations and Note 4—Loans and Leases.

Pledged Assets
Refer to the “Loans Pledged” section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Refer to Note 11—Fair Value for further information on derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	March 31, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$134	$—	$—	$334	$—	$—
Interest rate contracts hedging long-term borrowings	400	—	—	750	—	—
Total fair value hedges (1) (2)	534	—	—	1,084	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	4,000	1	—	3,500	1	—
Total derivatives designated as hedging instruments	$4,534	$1	$—	$4,584	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (2)	$26,924	$428	$(433)	$26,235	$491	$(516)
Foreign exchange contracts (3)	9,971	108	(107)	7,843	152	(108)
Other contracts (4)	1,419	16	(1)	1,316	16	(1)
Total derivatives not designated as hedging instruments	$38,314	$552	$(541)	$35,394	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$553	$(541)		$660	$(625)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		$553	$(541)		$660	$(625)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $377 million and $0 million, respectively, as of March 31, 2025, and $177 million and $0 million, respectively, as of December 31, 2024.
(4)     Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	March 31, 2025		December 31, 2024
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Gross fair value	$22	$—	$15	$—
Cleared trades, variation margin netting	(21)	—	(14)	—
Total derivatives designated as hedging instruments	$1	$—	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Gross fair value	$618	$(572)	$742	$(647)
Cleared trades, variation margin netting	(66)	31	(83)	22
Total derivatives not designated as hedging instruments	$552	$(541)	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$553	$(541)	$660	$(625)
Amounts subject to master netting agreements (1)	(103)	103	(48)	48
Cash collateral pledged (received) subject to master netting agreements (2)	(328)	18	(539)	2
Total net derivative fair value	$122	$(420)	$73	$(575)
(1)    BancShares’ derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. BancShares believes its ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure.
(2)    In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or deposits, respectively.

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended March 31,
	Interest Expense	2025	2024
Gain (loss) on hedging instruments - time deposits	Deposits	$—	$—
Loss on hedging instruments - borrowings	Borrowings	—	(5)
Gain (loss) on hedged item - time deposits	Deposits	—	—
Gain on hedged item - borrowings	Borrowings	1	5
Net gain on fair value hedges	Total interest expense	$1	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
March 31, 2025
Long-term borrowings	$441	$1	$—
Deposits	134	—	—
December 31, 2024
Long-term borrowings	795	2	—
Deposits	335	1	—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended March 31,
	2025	2024
Other comprehensive income on cash flow hedge derivatives before reclassifications	$12	$—
Amounts reclassified from AOCI to earnings	(3)	—
Other comprehensive income on cash flow hedge derivatives	$9	$—

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	March 31, 2025	December 31, 2024
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$15	$8
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$7	$7
Maximum number of months over which forecasted cash flows are hedged	28	24
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended March 31,
	Amounts Recognized	2025	2024
Interest rate contracts	Other noninterest income	$(1)	$8
Foreign currency forward contracts	Other noninterest income	(19)	12
Other contracts	Other noninterest income	(1)	(1)
Total non-qualifying hedges - income statement impact		$(21)	$19

NOTE 11 — FAIR VALUE

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

Assets and Liabilities Measured at Fair Value - Recurring Basis
The following table presents assets and liabilities measured at fair value on a recurring basis:

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,150	$—	$13,150	$—
Government agency	69	—	69	—
Residential mortgage-backed securities	16,605	—	16,605	—
Commercial mortgage-backed securities	3,594	—	3,594	—
Corporate bonds	465	—	297	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,900	$—	$33,732	$168
Marketable equity securities	95	42	53	—
Loans held for sale	70	—	70	—
Loans	23	—	23	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$428	$—	$425	$3
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$552	$—	$533	$19
Total derivative assets	$553	$—	$534	$19
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$433	$—	$433	$—
Foreign exchange contracts — non-qualifying hedges	107	—	107	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$541	$—	$540	$1
Total derivative liabilities	$541	$—	$540	$1
(1) Derivative fair values include accrued interest.

dollars in millions	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,903	$—	$13,903	$—
Government agency	77	—	77	—
Residential mortgage-backed securities	15,620	—	15,620	—
Commercial mortgage-backed securities	3,666	—	3,666	—
Corporate bonds	467	—	299	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,750	$—	$33,582	$168
Marketable equity securities	101	48	53	—
Loans held for sale	55	—	55	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$491	$—	$490	$1
Foreign exchange contracts — non-qualifying hedges	152	—	152	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$659	$—	$642	$17
Total derivative assets	$660	$—	$643	$17
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$516	$—	$516	$—
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$625	$—	$624	$1
Total derivative liabilities	$625	$—	$624	$1
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

Loans and Loans held for sale. Certain residential real estate loans originated for sale to investors are carried at fair value based on quoted market prices for similar types of loans, which are considered Level 2 inputs. In instances when loans are not sold and subsequently transferred to portfolio, accounting at fair value is continued.

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. Refer to Note 10—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	March 31, 2025	December 31, 2024
Assets
Corporate bonds	$168	$168	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$19	$17	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$168	$17	$1	$157	$7	$1
Purchases	—	2	—	—	3	—
Changes in fair value included in earnings	—	1	—	—	—	—
Changes in fair value included in comprehensive income	—	—	—	4	—	—
Maturity and settlements	—	(1)	—	—	(1)	—
Ending balance	$168	$19	$1	$161	$9	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	March 31, 2025			December 31, 2024
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$93	$94	$(1)	$55	$54	$1
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three months ended March 31, 2025 and 2024. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2025 or December 31, 2024.

Assets Measured at Estimated Fair Value on a Non-recurring Basis
Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower of cost or fair value (“LOCOM”) or other impairment accounting. The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses have been recorded in the periods. The gains and losses reflect amounts recorded for the respective periods, regardless of whether the asset is still held at period end.

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2025
Assets held for sale - loans	$23	$—	$—	$23	$(7)
Loans - collateral dependent loans	212	—	—	212	(55)
Other real estate owned	66	—	—	66	(8)
Total	$301	$—	$—	$301	$(70)
December 31, 2024
Assets held for sale - loans	$13	$—	$—	$13	$(7)
Loans - collateral dependent loans	388	—	—	388	(171)
Other real estate owned	16	—	—	16	6
Total	$417	$—	$—	$417	$(172)

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

Loans - collateral dependent loans. The population of Level 3 loans measured at fair value that are experiencing financial difficulty and measured on a non-recurring basis includes collateral-dependent loans evaluated individually. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, and adjustments for other external factors that may impact the marketability of the collateral. Gains and losses generally reflect the required net provision and charge-offs specific to the loans included in the population for the respective periods and are recorded in the provision for credit losses.

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 7% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2025 and December 31, 2024, the weighted average discount applied was 8.76% and 9.45%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	March 31, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$812	$812	$—	$—	$812
Interest-earning deposits at banks	24,692	24,692	—	—	24,692
Securities purchased under agreements to resell	345	—	345	—	345
Investment in marketable equity securities	95	42	53	—	95
Investment securities available for sale	33,900	—	33,732	168	33,900
Investment securities held to maturity	10,324	—	8,973	—	8,973
Loans held for sale	183	—	70	115	185
Net loans	137,692	—	1,491	136,450	137,941
Accrued interest receivable	920	—	920	—	920
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	28	—	—	46	46
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	552	—	533	19	552
Financial Liabilities
Deposits with no stated maturity	147,330	—	147,330	—	147,330
Time deposits	11,995	—	11,986	—	11,986
Credit balances of factoring clients	1,145	—	—	1,145	1,145
Securities sold under customer repurchase agreements	450	—	450	—	450
Long-term borrowings	37,920	—	37,714	—	37,714
Accrued interest payable	107	—	107	—	107
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	541	—	540	1	541

	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$814	$814	$—	$—	$814
Interest-earning deposits at banks	21,364	21,364	—	—	21,364
Securities purchased under agreements to resell	158	—	158	—	158
Investment in marketable equity securities	101	48	53	—	101
Investment securities available for sale	33,750	—	33,582	168	33,750
Investment securities held to maturity	10,239	—	8,702	—	8,702
Loans held for sale	82	—	55	27	82
Net loans	136,567	—	1,463	133,409	134,872
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	27	—	—	47	47
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	659	—	642	17	659
Financial Liabilities
Deposits with no stated maturity	141,976	—	141,976	—	141,976
Time deposits	13,253	—	13,247	—	13,247
Credit balances of factoring clients	1,016	—	—	1,016	1,016
Securities sold under customer repurchase agreements	367	—	367	—	367
Long-term borrowings	36,669	—	36,220	—	36,220
Accrued interest payable	134	—	134	—	134
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	625	—	624	1	625

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at March 31, 2025 and December 31, 2024 included $213 million and $211 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

Mortgage servicing rights. The fair value of mortgage servicing rights (“MSRs”) is determined using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for MSRs are considered Level 3 inputs.

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

Short-term borrowed funds. The fair value of short-term borrowed funds, which includes repurchase agreements, approximates carrying value and are classified as Level 2.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2025 and December 31, 2024. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 12 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Common Stock Outstanding
	Class A	Class B
Common stock - December 31, 2024	12,712,436	1,005,185
Shares repurchased under authorized repurchase plan	(302,683)	—
Common stock - March 31, 2025	12,409,753	1,005,185

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

Dividends on BancShares Series A, B, and C preferred stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative. For further description of BancShares’ Preferred Stock, refer to Note 16—Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	March 31, 2025			December 31, 2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(440)	$95	$(345)	$(762)	$178	$(584)
Unrealized loss on securities available for sale transferred to held to maturity	(6)	2	(4)	(6)	2	(4)
Defined benefit pension items	182	(47)	135	182	(47)	135
Unrealized gain on cash flow hedge derivatives	20	(5)	15	11	(3)	8
Total accumulated other comprehensive loss	$(244)	$45	$(199)	$(575)	$130	$(445)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	239	—	—	10	249
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive income for the period	239	—	—	7	246
Balance as of March 31, 2025	$(345)	$(4)	$135	$15	$(199)

Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
Other comprehensive loss for the period	(91)	—	—	—	(91)
Balance as of March 31, 2024	$(668)	$(5)	$91	$—	$(582)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended March 31,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive income (loss) on securities available for sale	$322	$(83)	$239	$(124)	$33	$(91)

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$12	$(2)	$10	$—	$—	$—
Amounts reclassified from AOCI to earnings	(3)	—	(3)	—	—	—	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$9	$(2)	$7	$—	$—	$—
Total other comprehensive income (loss)	$331	$(85)	$246	$(124)	$33	$(91)

NOTE 14 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended March 31,
	2025	2024
Net income	$483	$731
Preferred stock dividends	15	15
Net income available to common stockholders	$468	$716
Weighted average common shares outstanding
Basic shares outstanding	13,575,231	14,533,302
Stock-based awards	—	3,140
Diluted shares outstanding	13,575,231	14,536,442
Earnings per common share
Basic	$34.47	$49.27
Diluted	$34.47	$49.26

NOTE 15 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 25.8% and 27.2% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the ETR for the three months ended March 31, 2025 compared to 2024 was primarily due to a reduction in the state and local income tax rate.

The quarterly income tax expense is based on a projection of BancShares’ annual ETR. This annual ETR is applied to the year-to-date consolidated pretax income to determine the interim provision for income taxes before discrete items. The ETR each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2025 ETR due to the changes in these factors.

Uncertain Tax Benefits
BancShares’ recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

Deferred Tax Assets and Valuation Adjustments
BancShares’ ability to recognize deferred tax assets (“DTAs”) is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize its DTAs, adjustments to the valuation allowance adjustments may be required.

NOTE 16 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages, while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2025	2024
Service cost	$2	$2
Interest cost	16	15
Expected return on assets	(24)	(23)
Net periodic benefit	$(6)	$(6)

NOTE 17 — SEGMENT INFORMATION

Effective January 1, 2025, we made changes to the composition of our reportable segments as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation, and the segment disclosures below for 2024 were recast to conform with those segment composition changes.

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

Revenue is primarily generated from interest and fees on loans. Noninterest income is mostly generated from rental income on operating lease equipment, lending-related fees, including most of BancShares’ capital market fees, and other revenue from banking services. Rental income is generally influenced by the size of the operating lease portfolio. Noninterest income also includes all of the commissions earned on factoring-related activities. We derive most of our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors. We also utilize referrals as a source for commercial lending business. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Operating lease equipment is subject to depreciation expense over the useful life of the small and large ticket equipment, which is generally 3-10 years.

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

Rail
The Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. Revenue is generated primarily from rental income on operating lease equipment, which is included in noninterest income, and to a lesser extent, gains on sale of leasing equipment. Rental income is generally influenced by the size of the operating lease portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities, and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract.

Operating lease equipment is subject to depreciation expense over the useful life of the rail equipment, which is generally longer in duration, 40-50 years. The Rail segment leases railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.

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

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; as well as funds transfer pricing allocations. Noninterest income includes gains or losses on sales of investment securities, fair value adjustments on marketable equity securities, and income from bank owned life insurance (“BOLI”). Personnel cost in Corporate includes the personnel costs not allocated to the operating segments. Corporate includes acquisition-related expenses and certain items related to accounting for business combinations, such as gains on acquisitions, Day 2 Provision for Credit Losses and discount accretion income for certain acquired loans. Corporate also includes the offsetting impacts of Allocated Expenses as discussed above.

Segment Results and Select Period End Balances
The following tables present the condensed income statements by segment and include the significant segment expenses and measure of segment profit or loss.

	Three Months Ended March 31, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$788	$293	$493	$(52)	$141	$1,663
Rental income on operating lease equipment	—	56	—	214	—	270
All other noninterest income	164	69	132	2	(2)	365
Total noninterest income	164	125	132	216	(2)	635
Total revenue	952	418	625	164	139	2,298
Depreciation on operating lease equipment	—	44	—	54	—	98
Maintenance and other operating lease expenses	—	—	—	58	—	58
Personnel cost	214	72	114	8	410	818
Acquisition-related expenses	—	—	—	—	42	42
All other noninterest expense (3)	351	159	265	14	(312)	477
Total noninterest expense	565	275	379	134	140	1,493
Provision for credit losses	46	85	23	—	—	154
Income (loss) before income taxes	341	58	223	30	(1)	651
Income tax expense	88	15	57	8	—	168
Net income (loss)	$253	$43	$166	$22	$(1)	$483
Select Period End Balances
Loans and leases	$64,847	$38,631	$37,818	$62	$—	$141,358
Operating lease equipment, net	—	731	—	8,640	—	9,371
Deposits	74,309	2,994	37,020	12	44,990	159,325
(1) Corporate includes all other financial information that is not included in the reportable segments.
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

dollars in millions	Three Months Ended March 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$684	$300	$523	$(43)	$353	$1,817
Rental income on operating lease equipment	—	57	—	198	—	255
All other noninterest income	145	83	134	4	6	372
Total noninterest income	145	140	134	202	6	627
Total revenue	829	440	657	159	359	2,444
Depreciation on operating lease equipment	—	46	—	50	—	96
Maintenance and other operating lease expenses	—	—	—	45	—	45
Personnel cost	207	74	119	8	336	744
Acquisition-related expenses	—	—	—	—	58	58
All other noninterest expense (3)	321	140	247	14	(289)	433
Total noninterest expense	528	260	366	117	105	1,376
Provision for credit losses	21	20	23	—	—	64
Income before income taxes	280	160	268	42	254	1,004
Income tax expense	79	42	75	11	66	273
Net income	$201	$118	$193	$31	$188	$731
Select Period End Balances
Loans and leases	$62,015	$36,251	$37,042	$62	$—	$135,370
Operating lease equipment, net	—	763	—	8,048	—	8,811
Deposits	70,908	3,400	33,879	14	41,408	149,609
(1) Corporate includes all other financial information that is not included in the reportable segments.
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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	March 31, 2025	December 31, 2024
Financing Commitments
Financing assets (excluding leases)	$52,514	$53,250
Letters of Credit
Standby letters of credit	2,305	2,188
Other letters of credit	99	103
Deferred Purchase Agreements	1,602	1,802
Purchase and Funding Commitments (1)	119	178
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2025 and December 31, 2024, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $164 million and $79 million at March 31, 2025 and December 31, 2024, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $145 million and $166 million at March 31, 2025 and December 31, 2024, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.57 billion and $1.74 billion of DPA exposures at March 31, 2025 and December 31, 2024, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $36 million and $59 million available under DPA credit line agreements provided at March 31, 2025 and December 31, 2024, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2025. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q (this “Form 10-Q”), along with our consolidated financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Throughout this MD&A, references to a specific “Note” refer to Notes to the Unaudited Consolidated Financial Statements in Item 1. Financial Statements.

Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform with financial statement presentations for 2025, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to Note 1—Significant Accounting Policies and Basis of Presentation.

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

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company (“BHC”) and financial holding company. The Parent Company is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Office of the Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Refer to Note 17—Segment Information for further information regarding the products and services we provide.

Refer to the 2024 Form 10-K for a discussion of our strategy.

Recent Events

Debt Issuances
On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due 2040 in a public offering (the “Current Quarter Debt Issuances”).

Termination of the Shared-Loss Agreement with the FDIC
On April 7, 2025, FCB and the FDIC entered into an agreement (the “Shared-Loss Termination Agreement”) to terminate the Shared-Loss Agreement (as defined in Note 2—Business Combinations). As a result of entering into the Shared-Loss Termination Agreement, all rights and obligations of the parties under the Shared-Loss Agreement terminated as of the date of the Shared-Loss Termination Agreement, including FCB’s reporting covenants and obligations related to FDIC Loss Sharing and FCB reimbursement (each as defined in Note 2—Business Combinations). The decision to enter into the Shared-Loss Termination Agreement was motivated, in part, by FCB’s determination that the likelihood of reaching the $5 billion loss threshold during the five-year period covered by the Shared Loss Agreement was remote. Additionally, the Termination Agreement eliminated the reporting responsibilities associated with the Shared-Loss Agreement. There was no impact to our consolidated balance sheets or statements of income resulting from the Shared-Loss Termination Agreement because there was no loss indemnification asset or true-up liability associated with the Shared-Loss Agreement, primarily based on evaluation of historical loss experience and the credit quality of the Covered Assets (as defined in Note 2—Business Combinations).

The risk-based capital ratio impacts resulting from the Shared-Loss Termination Agreement are discussed in the “Capital” section of this MD&A.

Share Repurchase Program
On July 25, 2024, BancShares announced that the Board of Directors (the “Board”) authorized a share repurchase plan (the “SRP”), which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.50 billion through 2025.

During the first quarter of 2025, we repurchased 302,683 shares of our Class A common stock for approximately $613 million. Shares repurchased during the first quarter of 2025 represented 2.38% of Class A common shares and 2.21% of total Class A and Class B common shares outstanding at December 31, 2024. From inception of the SRP through March 31, 2025, we have repurchased 1,117,324 shares of our Class A common stock for approximately $2.28 billion, representing 8.26% of Class A common shares and 7.69% of total Class A and Class B common shares outstanding as of June 30, 2024. The total capacity remaining under the SRP was $1.22 billion as of March 31, 2025. Subsequent to March 31, 2025, BancShares purchased an additional 120,558 shares of Class A common stock through April 30, 2025.

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding monthly repurchase activity during the first quarter of 2025.

Changes to the Composition of Reportable Segments
We updated our segment reporting during the first quarter of 2025 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. We transferred certain components from the SVB Commercial and General Bank segments to the Commercial Bank segment and modified our segment expense allocation methodology. Segment disclosures for 2024 periods included in this Form 10-Q were recast to reflect the segment reporting updates. Refer to Note 17—Segment Information for descriptions of segment products and services and “Results by Segment” in this MD&A.

Recent Economic, Industry and Regulatory Developments
Entering 2025, the Federal Open Market Committee (“FOMC”) had reduced the benchmark federal funds rate to a range between 4.25% - 4.50% and cautioned that reductions in 2025 may be fewer than initially expected due to continued inflation pressure. As such, the FOMC maintained the range for the benchmark federal funds rate at its January and March 2025 meetings.

The Trump administration has imposed, modified and paused tariffs multiple times since the beginning of 2025. Actual and threatened changes to U.S. trade policies have resulted in some countries enacting retaliatory measures. The imposition of increased tariffs and trade restrictions has contributed to uncertainty and volatility in the global financial markets. The current tariff environment is dynamic, and we are closely monitoring both the impact and potential impact of such measures on our business, our customers and on overall economic conditions in the United States.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended March 31, 2025 (the “Current Quarter”), December 31, 2024 (the “Linked Quarter”) and March 31, 2024 (the “Prior Year Quarter”). In accordance with Item 303(c) of Regulation S-K, we focus on changes compared to the Linked Quarter for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of March 31, 2025 to December 31, 2024.

The following table summarizes BancShares’ results:

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Results of Operations:
Interest income	$2,895	$3,001	$3,084
Interest expense	1,232	1,292	1,267
Net interest income	1,663	1,709	1,817
Provision for credit losses	154	155	64
Net interest income after provision for credit losses	1,509	1,554	1,753
Noninterest income	635	699	627
Noninterest expense	1,493	1,517	1,376
Income before income taxes	651	736	1,004
Income tax expense	168	36	273
Net income	483	700	731
Preferred stock dividends	15	15	15
Net income available to common stockholders	$468	$685	$716
Per Common Share Information:
Weighted average common shares outstanding (diluted)	13,575,231	13,927,887	14,536,442
Diluted earnings per common share	$34.47	$49.21	$49.26
Key Performance Metrics:
Return on average assets	0.87%	1.25%	1.36%
Net interest margin (1)	3.26	3.32	3.67
Net interest margin, excluding purchase accounting accretion or amortization (1)(2)	3.12	3.16	3.35
Select Average Balances:
Investment securities	$43,555	$40,779	$32,647
Total loans and leases (3)	140,882	139,757	133,758
Operating lease equipment, net	9,350	9,288	8,806
Total assets	225,449	223,706	216,081
Total deposits	156,378	154,534	147,715
Total borrowings	37,398	37,092	37,577
Total stockholders’ equity	22,457	22,598	21,498
Select Ending Balances:
Investment securities	$44,319	$44,090	$35,044
Total loans and leases	141,358	140,221	135,370
Operating lease equipment, net	9,371	9,323	8,811
Total assets	228,822	223,720	217,836
Total deposits	159,325	155,229	149,609
Total borrowings	38,406	37,051	37,540
Total stockholders’ equity	22,295	22,228	21,848
Loan to deposit ratio	88.72%	90.33%	90.48%
Noninterest-bearing deposits to total deposits	25.59	24.89	26.25
Capital Ratios:
Total risk-based capital	15.23%	15.04%	15.66%
Tier 1 risk-based capital	13.35	13.53	14.00
Common equity Tier 1	12.81	12.99	13.44
Tier 1 leverage	9.75	9.90	10.11
Asset Quality:
Ratio of nonaccrual loans to total loans	0.85%	0.84%	0.79%
Allowance for loan and lease losses to loans ratio	1.19	1.20	1.28
Net charge off ratio	0.41	0.46	0.31
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(3) Average loan balances include loans held for sale and nonaccrual loans.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” and “Balance Sheet Analysis” sections of this MD&A.

Income Statement Highlights
•Net income for the Current Quarter was $483 million, a decrease of $217 million or 31% from $700 million for the Linked Quarter. Net income available to common stockholders for the Current Quarter was $468 million, a decrease of $217 million or 32% from $685 million for the Linked Quarter. Earnings per basic and diluted common share for the Current Quarter was $34.47, a decrease from $49.21 for the Linked Quarter. The decrease in net income available to common stockholders was largely due to an increase in income tax expense of $132 million as further described below.
•Select items in the Current Quarter and Linked Quarter included acquisition-related expenses of $42 million and $62 million, respectively.
•Net Interest Income (“NII”) for the Current Quarter was $1.66 billion, a decrease of $46 million or 3% from $1.71 billion for the Linked Quarter. NIM for the Current Quarter was 3.26%, a decrease of 6 basis points (“bps”) from 3.32% for the Linked Quarter. The decreases in NII and NIM were mainly due to a decline in the yield on interest-earning assets, a mix shift from interest-earning deposits at banks to investment securities, and an increase in average interest-bearing deposits, partially offset by a decline in the cost of interest-bearing deposits and an increase in average loans.
◦PAA for the Current Quarter was $75 million, a decrease of $7 million from $82 million for the Linked Quarter. NIM, excluding PAA,(1) for the Current Quarter was 3.12%, a decrease of 4 bps from 3.16% for the Linked Quarter.
•Noninterest income for the Current Quarter was $635 million, a decrease of $64 million or 9% from $699 million for the Linked Quarter. The decrease was largely the result of a decline in other noninterest income of $36 million, mainly attributable to the negative impacts from fair value changes in customer derivative positions driven by changes in the rate environment, as well as the write-down of a held for sale asset. The remaining net decrease included a decline in the fair value adjustment on marketable equity securities of $15 million, as well as declines in gains on sales of loans, leasing equipment and marketable equity securities totaling $16 million, partially offset by an increase in wealth management services of $2 million.
•Noninterest expense for the Current Quarter was $1.49 billion, a decrease of $24 million or 2% from $1.52 billion for the Linked Quarter. The decrease was mostly due to a decline in acquisition-related expenses of $20 million and a decline in other noninterest expense of $32 million, reflecting decreases in non-income taxes and donations to support relief efforts for recent natural disasters, partially offset by an increase in personnel cost of $17 million.
•Provision for credit losses for the Current Quarter was $154 million, a decrease of $1 million from $155 million for the Linked Quarter.
◦The provision for loan and lease losses for the Current Quarter was $148 million, a decrease of $10 million from $158 million for the Linked Quarter, mainly attributable to a decrease in net charge-offs of $16 million, partially offset by the impact of a $4 million reserve build in the Current Quarter compared to a $2 million reserve release in the Linked Quarter as discussed below in the “Balance Sheet Highlights.”
◦The provision for off-balance sheet credit exposure for the Current Quarter was $6 million, an increase of $9 million compared to a benefit of $3 million for the Linked Quarter, mostly due to an increase in off-balance sheet credit exposure and modest deterioration in the macroeconomic forecast.
•Income tax expense for the Current Quarter was $168 million, an increase of $132 million from $36 million for the Linked Quarter. The Linked Quarter included a decrease in income tax expense due to a decline in the state tax rate applied. The tax rate applied in the Linked Quarter declined after we filed our first income tax returns that included the SVBB Acquisition (as defined in Note 2—Business Combinations).
•Return on average assets for the Current Quarter was 0.87%, a decrease of 38 bps from 1.25% for the Linked Quarter, mainly attributable to higher income tax expense.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at March 31, 2025 were $141.36 billion, an increase of $1.14 billion or 1% from $140.22 billion at December 31, 2024. Loan growth in the Commercial Bank segment of $733 million was mainly in our industry verticals, primarily technology media and telecommunications (“TMT”) and healthcare. Loan growth in the SVB Commercial segment of $444 million was concentrated in the global fund banking portfolio, partially offset by declines in our investor dependent portfolio. Loans in the General Bank segment slightly declined by $40 million, reflecting a decline in the Branch Network, partially offset by loan growth in Wealth.
•Allowance for loan and lease losses (“ALLL”) at March 31, 2025 was $1.68 billion, an increase of $4 million from December 31, 2024, primarily due to modest deterioration in the macroeconomic forecast, as well as increases in loan volume, partially offset by the result of a mix shift from the investor dependent portfolio to the global fund banking portfolio, which has a lower loss rate relative to our other loan portfolios, and lower specific reserves for individually evaluated loans. The reserve release in the Linked Quarter was primarily due to lower specific reserves, partially offset by increases in loan volume. The ALLL as a percentage of loans was 1.19% at March 31, 2025, a decrease of 1 bp from 1.20% at December 31, 2024.
•Investment securities at March 31, 2025 were $44.32 billion, an increase of $229 million or 1% from $44.09 billion at December 31, 2024, primarily due to purchases of short-duration available for sale U.S. agency mortgage-backed and U.S. Treasury investment securities, partially offset by paydowns, maturities, and sales.
•Deposits at March 31, 2025 were $159.33 billion, an increase of $4.10 billion or 3% from $155.23 billion at December 31, 2024, mainly attributable to deposit growth of $3.1 billion in the Direct Bank in Corporate, $1.4 billion in our Branch Network in the General Bank segment, and $496 million in the SVB Commercial segment, partially offset by a decline of $508 million in the Commercial Bank segment. The remaining decrease in deposits was attributable to declines in other deposits in Corporate and the Rail segment.
•Borrowings at March 31, 2025 were $38.41 billion, an increase of $1.36 billion or 4% from $37.05 billion at December 31, 2024, primarily due to the Current Quarter Debt Issuances with aggregate principal amounts totaling $1.25 billion as further discussed above in the “Recent Events” section of this MD&A.
•At March 31, 2025, BancShares remained well capitalized with a total risk-based capital ratio of 15.23%, a Tier 1 risk-based capital ratio of 13.35%, a common equity Tier 1 (“CET1”) ratio of 12.81% and a Tier 1 leverage ratio of 9.75%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 81% of total funding at March 31, 2025. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of March 31, 2025
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$74,309	$36	33%
Commercial Bank segment	2,994	255	83
SVB Commercial segment	37,020	522	69
Corporate and Rail segment(1)	45,002	59	12
Total	$159,325	55	36
(1) The average size is reflective of the Direct Bank deposits and excludes brokered deposits and rail.

The General Bank segment mainly includes deposits in our Branch Network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate mainly included $44.17 billion in our Direct Bank, with the balance including brokered and other deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured percentage is the percentage of uninsured deposits to total deposits at period end for the respective segments and Corporate. Total uninsured deposits were approximately $58.06 billion or 36% of total deposits at March 31, 2025 and $59.51 billion or 38% at December 31, 2024.

Table 3
Deposit Trends

dollars in millions	Deposit Balance
	March 31, 2025	December 31, 2024
General Bank segment	$74,309	$72,956
Commercial Bank segment	2,994	3,502
SVB Commercial segment	37,020	36,524
Corporate and Rail segment	45,002	42,247
Total deposits	$159,325	$155,229

From December 31, 2024 to March 31, 2025, deposits in Corporate and the General Bank segment increased, primarily due to deposit growth in the Direct Bank and our Branch Network, respectively. SVB Commercial segment deposits increased despite the strategic decision to move $2.4 billion in select cash sweep deposits to off-balance sheet client funds during the Current Quarter. The net increase in SVB Commercial segment deposits was mainly due to growth in savings, noninterest-bearing, and money market deposits, partially offset by declines in interest-bearing checking and time deposits. Deposits in the Commercial Bank segment decreased, mostly due to a decline in noninterest-bearing deposits. Refer to the “Interest-bearing Liabilities—Deposits” section in this MD&A for additional information on deposits.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At March 31, 2025, we had $62.79 billion in high-quality liquid assets consisting of $23.77 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $39.02 billion in high-quality liquid securities (“HQLS”). HQLS is mainly composed of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $16.54 billion and $5.61 billion, respectively.

In connection with the SVBB Acquisition, FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement (as defined and described in Note 2—Business Combinations). The draw period under the Advance Facility Agreement ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. We are actively working to increase our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

In connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note (as defined in Note 2—Business Combinations), which had a carrying value of $35.83 billion at March 31, 2025. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate.

Investment Securities Duration
At March 31, 2025, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was approximately 2.7 years at March 31, 2025. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 4.3 years. Refer to the “Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	March 31, 2025
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	78.9%	$34,340	$33,900	98.7%
Total investment securities held to maturity	20.9	10,324	8,973	86.9
Investment in marketable equity securities	0.2	78	95	121.8
Total investment securities	100%	$44,742	$42,968
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At March 31, 2025, all regulatory capital ratios for BancShares and FCB significantly exceeded the Prompt Corrective Action (“PCA”) well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Interest income and expense and the respective yields and rates include amortization of premiums, accretion of discounts, and impacts from hedging activities.

The following tables present the average balances of interest-earning assets and interest-bearing liabilities with the associated yields and rates, interest income and expense, and changes therein due to changes in volume and yields or rates. Changes in interest income and expense due to changes in (i) volume (average balances of interest-earning assets and interest-bearing liabilities) and (ii) yields or rates are based on the following:
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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Mar 31, 2025	Dec 31, 2024			Mar 31, 2025	Dec 31, 2024	Increase (decrease) bps	Mar 31, 2025	Dec 31, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases(1)(2)	$139,491	$138,186	$1,305	1%	6.49%	6.69%	(20)	$2,236	$2,322	$(86)	$11	$(97)
Investment securities	43,555	40,779	2,776	7	3.79	3.66	13	411	374	37	24	13
Securities purchased under agreements to resell	283	266	17	6	4.37	4.67	(30)	3	3	—	—	—
Interest-earning deposits at banks	22,699	25,548	(2,849)	(11)	4.38	4.70	(32)	245	302	(57)	(35)	(22)
Total interest-earning assets(2)	$206,028	$204,779	$1,249	1	5.68	5.83	(15)	$2,895	$3,001	$(106)	$—	$(106)

Noninterest-earning assets	19,421	18,927	494	3
Total assets	$225,449	$223,706	$1,743	1

Interest-bearing deposits
Checking with interest	$23,931	$24,460	$(529)	(2)%	1.77%	2.04%	(27)	$104	$125	$(21)	$(3)	$(18)
Money market	36,760	35,319	1,441	4	2.83	3.05	(22)	257	271	(14)	9	(23)
Savings	43,918	41,103	2,815	7	3.85	4.07	(22)	417	421	(4)	22	(26)
Time deposits	12,615	13,683	(1,068)	(8)	3.71	4.07	(36)	115	140	(25)	(12)	(13)
Total interest-bearing deposits	117,224	114,565	2,659	2	3.09	3.32	(23)	893	957	(64)	16	(80)
Borrowings:
Securities sold under customer repurchase agreements	428	370	58	16	0.52	0.57	(5)	1	1	—	—	—
Senior unsecured borrowings	169	59	110	189	4.88	4.44	44	2	1	1	1	—
Subordinated debt	959	845	114	14	3.36	2.75	61	8	6	2	1	1
Other borrowings	35,842	35,818	24	—	3.66	3.66	—	328	327	1	1	—
Long-term borrowings	36,970	36,722	248	1	3.66	3.64	2	338	334	4	3	1
Total borrowings	37,398	37,092	306	1	3.62	3.61	1	339	335	4	3	1
Total interest-bearing liabilities	$154,622	$151,657	$2,965	2	3.22	3.39	(17)	$1,232	$1,292	$(60)	$19	$(79)

Noninterest-bearing liabilities	$48,370	$49,451	$(1,081)	(2)
Stockholders' equity	22,457	22,598	(141)	(1)
Total liabilities and stockholders’ equity	$225,449	$223,706	$1,743	1

Net interest spread(2)					2.46%	2.44%	2
Net interest margin and net interest income (2)					3.26%	3.32%	(6)	$1,663	$1,709	$(46)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII, NIM, and Average Balances (Current Quarter Compared to Linked Quarter)
The table above quantifies the increases or decreases for the Current Quarter compared to the Linked Quarter for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields and rates paid. The main reasons for the increases and decreases are explained below.

NII and NIM
•NII for the Current Quarter was $1.66 billion, a decrease of $46 million or 3% from $1.71 billion for the Linked Quarter. NII, excluding PAA,(1) was $1.59 billion for the Current Quarter, a decrease of $39 million from $1.63 billion for the Linked Quarter. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below.
◦Interest and fees on loans for the Current Quarter was $2.24 billion, a decrease of $86 million or 4% from $2.32 billion for the Linked Quarter. The decrease was a result of a lower yield, partially offset by the impact of a higher average balance.
•Loan PAA was $84 million for the Current Quarter, a decrease of $6 million from $90 million for the Linked Quarter.
•Interest and fees on loans, excluding loan PAA,(1) was $2.15 billion for the Current Quarter, a decrease of $80 million from $2.23 billion for the Linked Quarter.
◦Interest income on interest-earning deposits at banks for the Current Quarter was $245 million, a decrease of $57 million or 19% from $302 million for the Linked Quarter, due to declines in the average balance and the federal funds rate.
◦Interest income on investment securities and securities purchased under agreements to resell for the Current Quarter was $414 million, an increase of $37 million or 10% from $377 million for the Linked Quarter, due to a higher average balance and a higher yield.
◦Interest expense on interest-bearing deposits for the Current Quarter was $893 million, a decrease of $64 million or 7% from $957 million for the Linked Quarter, due to a lower rate paid, partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the Current Quarter was $339 million, an increase of $4 million or 1% from $335 million for the Linked Quarter, primarily due to a higher average balance as a result of the Current Quarter Debt Issuances discussed in the “Interest-bearing Liabilities—Borrowings” section of this MD&A. We expect interest expense on borrowings to increase next quarter as the Current Quarter Debt Issuances will be included in the average balance and rate paid for the entire quarter.

•NIM for the Current Quarter was 3.26%, a decrease of 6 bps from 3.32% for the Linked Quarter. NIM compression was mainly due to a decline in the yield on interest-earning assets (due primarily to decreases in the federal funds rate in the Linked Quarter that remained in effect for the entire Current Quarter), a mix shift from interest-earning deposits at banks to investment securities, and an increase in average interest-bearing deposits, partially offset by a decline in the cost of interest-bearing deposits and an increase in average loans. Lower PAA had a 1 bp negative impact on NIM during the Current Quarter. NIM, excluding PAA,(1) was 3.12% for the Current Quarter, a decrease of 4 bps from 3.16% for the Linked Quarter.
◦The yield on average interest-earning assets for the Current Quarter was 5.68%, a decrease of 15 bps from 5.83% for the Linked Quarter, mainly due to declines in yields on loans and interest-earning deposits at banks, as well as slightly lower loan PAA, partially offset by a higher yield on investment securities.
◦The rate paid on average interest-bearing liabilities for the Current Quarter was 3.22%, a decrease of 17 bps from 3.39% for the Linked Quarter, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impact of a higher average balance of interest-bearing deposits. The rate paid on borrowings for the Current Quarter was 3.62%, relatively consistent with 3.61% for the Linked Quarter.

Average Balances of Interest-earning Assets and Interest-bearing Liabilities
•Average interest-earning assets for the Current Quarter were $206.03 billion, an increase of $1.25 billion or 1% from $204.78 billion for the Linked Quarter.
•Average interest-bearing liabilities for the Current Quarter were $154.62 billion, an increase of $2.97 billion or 2% from $151.66 billion for the Linked Quarter.
•For further discussion, refer to the “Financial Performance Summary—Balance Sheet Highlights,” “Interest-earning Assets,” and “Interest-bearing Liabilities” sections of this MD&A.

(1) Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Table 6
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease) from Prior Year Quarter		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Mar 31, 2025	Mar 31, 2024			Mar 31, 2025	Mar 31, 2024	Increase (decrease) bps	Mar 31, 2025	Mar 31, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases(1)(2)	$139,491	$132,313	$7,178	5%	6.49%	7.15%	(66)	$2,236	$2,354	$(118)	$115	$(233)
Investment securities	43,555	32,647	10,908	33	3.79	3.42	37	411	279	132	100	32
Securities purchased under agreements to resell	283	244	39	16	4.37	5.40	(103)	3	3	—	1	(1)
Interest-earning deposits at banks	22,699	33,383	(10,684)	(32)	4.38	5.39	(101)	245	448	(203)	(128)	(75)
Total interest-earning assets(2)	$206,028	$198,587	$7,441	4	5.68	6.23	(55)	$2,895	$3,084	$(189)	$88	$(277)

Noninterest-earning assets	19,421	17,494	1,927	11
Total assets	$225,449	$216,081	$9,368	4

Interest-bearing deposits
Checking with interest	$23,931	$23,963	$(32)	—%	1.77%	2.18%	(41)	$104	$130	$(26)	$(1)	$(25)
Money market	36,760	30,937	5,823	19	2.83	3.02	(19)	257	232	25	41	(16)
Savings	43,918	36,485	7,433	20	3.85	4.31	(46)	417	391	26	71	(45)
Time deposits	12,615	16,679	(4,064)	(24)	3.71	4.21	(50)	115	175	(60)	(40)	(20)
Total interest-bearing deposits	117,224	108,064	9,160	9	3.09	3.45	(36)	893	928	(35)	71	(106)
Borrowings:
Securities sold under customer repurchase agreements	428	431	(3)	(1)	0.52	0.47	5	1	1	—	—	—
Senior unsecured borrowings	169	376	(207)	(55)	4.88	2.50	238	2	2	—	(2)	2
Subordinated debt	959	911	48	5	3.36	3.29	7	8	8	—	—	—
Other borrowings	35,842	35,859	(17)	—	3.66	3.66	—	328	328	—	—	—
Long-term borrowings	36,970	37,146	(176)	(1)	3.66	3.64	2	338	338	—	(2)	2
Total borrowings	37,398	37,577	(179)	(1)	3.62	3.60	2	339	339	—	(2)	2
Total interest-bearing liabilities	$154,622	$145,641	$8,981	6	3.22	3.49	(27)	$1,232	$1,267	$(35)	$69	$(104)

Noninterest-bearing liabilities	$48,370	$48,942	$(572)	(1)
Stockholders' equity	22,457	21,498	959	5
Total liabilities and stockholders’ equity	$225,449	$216,081	$9,368	4

Net interest spread(2)					2.46%	2.74%	(28)
Net interest margin and net interest income (2)					3.26%	3.67%	(41)	$1,663	$1,817	$(154)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

The following table includes the average interest-earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Loans and leases	68%	68%	67%
Investment securities	21	20	16
Interest-earning deposits at banks	11	12	17
Total interest-earning assets	100%	100%	100%

The following table shows the average interest-bearing liability mix:

Table 8
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Total interest-bearing deposits	76%	76%	74%
Long-term borrowings	24	24	26
Total interest-bearing liabilities	100%	100%	100%

Provision for Credit Losses

The provision for credit losses for the Current Quarter was $154 million, a decrease of $1 million from $155 million for the Linked Quarter. The Current Quarter provision for credit losses included a provision for loan and lease losses of $148 million, a decrease of $10 million from the Linked Quarter, and a provision for off-balance sheet credit exposure of $6 million, an increase of $9 million from the Linked Quarter.
•The decrease in provision for loan and lease losses was mainly attributable to a decline in net charge-offs of $16 million, partially offset by the impact of a $4 million reserve build in the Current Quarter compared to a $2 million reserve release in the Linked Quarter.
•The increase in provision for off-balance sheet credit exposure was mostly due to an increase in off-balance sheet credit exposure and modest deterioration in the macroeconomic forecast.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” and “—Credit Metrics” sections of this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Provision for loan and lease losses	$148	$158	$93
Provision (benefit) for off-balance sheet credit exposure	6	(3)	(29)
Provision for credit losses	$154	$155	$64

Noninterest Income

The primary sources of noninterest income consist of rental income on operating lease equipment, lending-related fees, deposit fees and service charges, client investment fees, wealth management services, international fees, factoring commissions, cardholder and merchant services, and insurance commissions.

Table 10
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter
	March 31, 2025	December 31, 2024	March 31, 2024
Rental income on operating lease equipment	$270	$272	$255	$(2)	(1)%
Lending-related fees	66	68	59	(2)	(3)
Deposit fees and service charges	58	58	58	—	(1)
Client investment fees	53	54	50	(1)	(3)
Wealth management services	56	54	51	2	5
International fees	32	33	28	(1)	(2)
Factoring commissions	17	20	17	(3)	(13)
Cardholder services, net	41	41	40	—	—
Merchant services, net	14	13	12	1	3
Insurance commissions	14	13	15	1	9
Realized gain on sale of investment securities, net	—	2	—	(2)	(100)
Fair value adjustment on marketable equity securities, net	(5)	10	(4)	(15)	(150)
Gain on sale of leasing equipment, net	5	11	10	(6)	(51)
Loss on extinguishment of debt	—	—	(2)	—	—
Other noninterest income	14	50	38	(36)	(73)
Total noninterest income	$635	$699	$627	$(64)	(9)

The above table includes the amounts for the components of noninterest income for the Current Quarter, Linked Quarter, and Prior Year Quarter, as well as the dollar and percentage increases or decreases for the Current Quarter compared to the Linked Quarter.

Noninterest income for the Current Quarter was $635 million, a decrease of $64 million or 9% from $699 million for the Linked Quarter, mainly due to the following:
•The decrease in other noninterest income of $36 million was mainly attributable to the negative impacts from fair value changes in customer derivative positions driven by changes in the rate environment, as well as the write-down of a held for sale asset.
•The decrease in the fair value adjustment on marketable equity securities of $15 million reflects lower market prices of the underlying securities.
•The decrease in the gain on sale of leasing equipment of $6 million was mostly due to lower volumes of rail equipment sales.
•The decrease in factoring commissions of $3 million was primarily due to a decline in factoring volume.
•The decrease in rental income on operating lease equipment of $2 million was mainly the result of the Linked Quarter including charges that are assessed annually, which were partially offset by strong repricing of renewed equipment during the Current Quarter. Refer to the Rail segment discussion in the “Results by Segment” section of this MD&A for further details.

Noninterest Expense

Noninterest expense includes the following primary expense categories, with the balance in other noninterest expense.

Table 11
Noninterest Expense

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter
	March 31, 2025	December 31, 2024	March 31, 2024
Depreciation on operating lease equipment	$98	$101	$96	$(3)	(3)%
Maintenance and other operating lease expenses	58	55	45	3	5
Personnel cost	818	801	744	17	2
Net occupancy expense	58	60	62	(2)	(4)
Equipment expense	136	136	114	—	—
Professional fees	25	30	25	(5)	(16)
Third-party processing fees	63	57	60	6	10
FDIC insurance expense	38	33	41	5	18
Marketing expense	32	24	14	8	31
Acquisition-related expenses	42	62	58	(20)	(33)
Intangible asset amortization	15	16	17	(1)	(2)
Other noninterest expense	110	142	100	(32)	(22)
Total noninterest expense	$1,493	$1,517	$1,376	$(24)	(2)

The above table includes the amounts for the components of noninterest expense for the Current Quarter, Linked Quarter, and Prior Year Quarter, as well as the dollar and percentage increases or decreases for the Current Quarter compared to the Linked Quarter.

Noninterest expense for the Current Quarter was $1.49 billion, a decrease of $24 million or 2% from $1.52 billion for the Linked Quarter, mainly due to the following:
•The decrease in other noninterest expense of $32 million reflected declines in capitalized software impairment, state related non-income taxes, and charitable donations to support relief efforts for recent natural disasters.
•The decrease in acquisition-related expenses of $20 million is summarized in the table below.
•The increase in personnel cost of $17 million was mainly due to merit-based compensation increases, net staff additions, and seasonal increases in employee benefits and payroll taxes.
•The increase in marketing expense of $8 million was primarily due to marketing for Direct Bank deposits.
•The increase in third-party processing fees of $6 million was largely a result of higher transaction volume and additional services.
•The decrease in professional fees of $5 million was mostly related to lower consulting costs.
•The increase in FDIC insurance expense of $5 million was largely due to a higher FDIC insurance rate and an increase in average assets.
•The decrease in depreciation on operating lease equipment of $3 million is discussed in the Commercial Bank and Rail segments in the section entitled “Results by Segment” of this MD&A.
•The increase in maintenance and other operating lease expenses of $3 million is discussed in the Rail segment in the section entitled “Results by Segment” of this MD&A.

The following table presents the major components of acquisition-related expenses:

Table 12
Acquisition-related Expenses

dollars in millions	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Personnel cost	$15	$21	$29
Professional fees	26	32	26
Asset impairment	—	7	—
Other acquisition-related expense	1	2	3
Total acquisition-related expense	$42	$62	$58
Acquisition-related personnel cost primarily includes severance and retention costs for employees associated with business combinations. These amounts are recognized over the requisite service period, if any.

Acquisition-related professional fees mainly include consulting, legal and accounting costs associated with business combinations and the related integration, optimization, and business process reengineering, including enhancements to technology. These amounts are expensed as incurred.

Income Taxes

Table 13
Income Tax Data

dollars in millions	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Income before income taxes	$651	$736	$1,004
Income tax expense	$168	$36	$273
Effective income tax rate	25.8%	4.9%	27.2%

The effective income tax rate (“ETR”) was 25.8% for the Current Quarter, which is within our projected range for the 2025 ETR, compared to 4.9% for the Linked Quarter. The lower income tax expense and ETR for the Linked Quarter was primarily driven by the revaluation of the deferred tax liability due to a change in the state tax rate applied in the Linked Quarter. The tax rate applied in the Linked Quarter declined after we filed our first income tax returns that included the SVBB Acquisition.

The ETR is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the Current Quarter ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 15—Income Taxes for additional information.

RESULTS BY SEGMENT

We made changes to the composition of our reportable segments during the first quarter of 2025 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation and briefly summarized in the “Recent Events” section earlier in this MD&A. Segment disclosures for 2024 periods included in this Form 10-Q were recast to reflect the changes.

BancShares’ segments include the General Bank, the Commercial Bank, SVB Commercial, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. Certain noninterest expenses are directly incurred by a segment, while others are not. Noninterest expenses not directly incurred by a segment are included in Corporate unless allocated to a segment (“Allocated Expenses”). Under our segment expense allocation methodology, Allocated Expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below are presented net of Allocated Expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate. Refer to Note 17—Segment Information for descriptions of segment products and services.

General Bank

Table 14
General Bank: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$788	$777	$684
Total noninterest income	164	166	145
Total revenue	952	943	829
Personnel cost	214	190	207
All other noninterest expense	351	353	321
Total noninterest expense	565	543	528
Provision for credit losses	46	22	21
Income before income taxes	341	378	280
Income tax expense	88	92	79
Net income	$253	$286	$201
Pre-provision net revenue (“PPNR”) (1)	387	400	301
Select Period End Balances
Loans and leases	$64,847	$64,887	$62,015
Deposits	74,309	72,956	70,908
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

General Bank segment net income for the Current Quarter decreased $33 million compared to the Linked Quarter. PPNR decreased $13 million from the Linked Quarter. The decreases in net income and PPNR included higher personnel costs, partially offset by higher NII.

The $11 million increase in NII reflected lower deposit costs, which offset deposit growth and lower income on loans.

Personnel cost increased $24 million mainly due to seasonal increases in employee benefits and payroll taxes.

The $24 million increase in provision for credit losses in the Current Quarter was mainly due to a reserve build, including higher specific reserves, which was partially offset by lower net charge-offs.

The $40 million decrease in loans and leases compared to December 31, 2024 was mainly due to lower mortgage loans and lower commercial and business loans in our Branch Network, which offset modest growth in Wealth.

Deposits in the General Bank segment primarily include deposits from the Branch Network, as well as Wealth and Community Association Banking (“CAB”) channels. The $1.35 billion increase in deposits compared to December 31, 2024 was primarily in money market deposits in the Branch Network, along with higher CAB deposits, partially offset by lower time deposits.

Commercial Bank

Table 15
Commercial Bank: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$293	$307	$300
Noninterest Income
Rental income on operating lease equipment	56	55	57
Less: depreciation on operating lease equipment	44	44	46
Net rental income on operating lease equipment (1)	12	11	11
All other noninterest income	69	101	83
Total noninterest income (2)	125	156	140
Noninterest income, net of depreciation (1)	81	112	94
Total revenue	418	463	440
Revenue, net of depreciation (1)	374	419	394
Noninterest Expense
Personnel cost	72	59	74
All other noninterest expense	159	160	140
Total noninterest expense (2)	275	263	260
Noninterest expense, net of depreciation (1)	231	219	214
Provision for credit losses	85	90	20
Income before income taxes	58	110	160
Income tax expense	15	22	42
Net income	$43	$88	$118
PPNR (1)	143	200	180
Select Period End Balances
Loans and leases	$38,631	$37,898	$36,251
Operating lease equipment, net	731	750	763
Deposits	2,994	3,502	3,400
(1)    Net rental income on operating lease equipment, noninterest income, net of depreciation, revenue, net of depreciation, noninterest expense, net of depreciation, and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income and total noninterest expense include depreciation on operating lease equipment.

Commercial Bank segment net income for the Current Quarter decreased $45 million compared to the Linked Quarter. PPNR decreased $57 million from the Linked Quarter. The decreases were mostly due to lower noninterest income, in addition to lower NII and higher personnel costs, as described below.

Segment NII decreased $14 million compared to the Linked Quarter, primarily due to lower loan yields due to a full quarter impact of federal funds rate decreases in the 2024 fourth quarter, which offset loan growth and lower funding costs.

Net rental income on operating lease equipment increased $1 million from the Linked Quarter. Rental income and depreciation expense on operating lease equipment is related to small and large ticket equipment we own and lease to others.

The $32 million decrease in all other noninterest income was mostly due to unfavorable fair value changes in customer derivative positions and foreclosed properties and lower factoring commissions, partially offset by higher lending-related fees, mostly due to higher capital market fees.

The $13 million increase in personnel cost was mainly due to seasonal increases in employee benefits and payroll taxes.

The decrease in provision for credit losses for the Current Quarter was mainly due to lower net charge-offs, largely in equipment finance, which offset loan growth.

The $733 million increase in loans and leases compared to December 31, 2024 reflects loan growth in a number of industry verticals, primarily TMT and healthcare, along with lower prepayments.

Deposits in the Commercial Bank segment decreased by $508 million from December 31, 2024, mostly due to a decline in noninterest-bearing checking deposits. Customers generally build deposits at year end in anticipation of higher first quarter usage.

SVB Commercial

Table 16
SVB Commercial: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$493	$544	$523
Total noninterest income	132	137	134
Total revenue	625	681	657
Personnel cost	114	111	119
All other noninterest expense	265	288	247
Total noninterest expense	379	399	366
Provision for credit losses	23	43	23
Income before income taxes	223	239	268
Income tax expense	57	58	75
Net income	$166	$181	$193
PPNR (1)	246	282	291
Select Period End Balances
Loans and leases	$37,818	$37,374	$37,042
Deposits	37,020	36,524	33,879
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

SVB Commercial segment net income for the Current Quarter decreased $15 million compared to the Linked Quarter. PPNR decreased $36 million from the Linked Quarter. The decreases in net income and PPNR were mainly due to lower NII, partially offset by lower all other noninterest expense, while the decrease in segment net income also included a lower provision for credit losses.

NII decreased $51 million due to lower interest income on loans as lower yields, due to a full quarter impact of federal funds rate decreases in the 2024 fourth quarter, offset loan growth and lower funding costs.

All other noninterest expense was down. Refer to the “Noninterest Expense” section of this MD&A.

The provision for credit losses decreased $20 million, which included lower specific reserves in the investor dependent portfolios.

The $444 million increase in loans from December 31, 2024 was attributed to the global fund banking portfolio, partially offset by declines in investor dependent loans as payments exceeded new originations.

Deposits increased $496 million from December 31, 2024, mainly due to growth in noninterest-bearing deposits and money market deposits, partially offset by a decline in interest-bearing checking deposits. During the Current Quarter we made a strategic decision to move $2.4 billion in select cash sweep deposits to off-balance sheet client funds.

Rail

Table 17
Rail: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2025	December 31, 2024	March 31, 2024
Net interest expense	$(52)	$(50)	$(43)
Noninterest Income
Rental income on operating lease equipment	214	217	198
Less: depreciation on operating lease equipment	54	57	50
Less: maintenance and other operating lease expenses	58	55	45
Net rental income on operating lease equipment (1)	102	105	103
All other noninterest income	2	6	4
Total noninterest income (2)	216	223	202
Noninterest income, net of depreciation and maintenance (1)	104	111	107
Total revenue	164	173	159
Revenue, net of depreciation and maintenance (1)	52	61	64
Noninterest Expense
Personnel cost	8	5	8
All other noninterest expense	14	16	14
Total noninterest expense (2)	134	133	117
Noninterest expense, net of depreciation and maintenance (1)	22	21	22
Provision for credit losses	—	—	—
Income before income taxes	30	40	42
Income tax expense	8	9	11
Net income	$22	$31	$31
PPNR (1)	30	40	42
Select Period End Balances
Loans and leases	$62	$62	$62
Operating lease equipment, net	8,640	8,573	8,048
Deposits	12	18	14
(1)    Net rental income on operating lease equipment, noninterest income, net of depreciation and maintenance, noninterest expense, net of depreciation and maintenance, revenue, net of depreciation and maintenance, and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income and total noninterest expense include depreciation and maintenance on operating lease equipment.

Rail segment net income, rental income on operating leases and net rental income on operating lease equipment are utilized to measure profitability. Net rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Rail segment net income for the Current Quarter decreased $9 million and PPNR decreased $10 million compared to the Linked Quarter. The decreases were mostly due to lower gains on sales of equipment on operating lease and net rental income. Net rental income on operating lease equipment decreased $3 million compared to the Linked Quarter. The decrease reflected lower rental income, mainly the result of the Linked Quarter including charges that are assessed annually, which were partially offset by strong repricing of renewed equipment during the Current Quarter. Lower depreciation was offset by higher maintenance costs. Depreciation on operating lease equipment decreased $3 million, primarily due to higher residual review adjustments on rail assets in the Linked Quarter, which offset the fleet additions. Maintenance and other operating lease expenses increased $3 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.

All other noninterest income primarily reflects net gains on sale of leasing equipment, which can vary due to the type of cars sold, volume sold, and market conditions.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 126.0% of the average prior or expiring lease rate during the Current Quarter. Railcar utilization, including commitments to lease, was 97.0% at March 31, 2025 and 97.6% at December 31, 2024.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at March 31, 2025 consisted of approximately 126,600 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 18
Operating Lease Railcar Portfolio by Type (units and net investment)

	March 31, 2025		December 31, 2024
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	42%
Tank cars	27	39	27	38
Mill/ coil gondolas	8	6	8	6
Coal	7	1	7	1
Boxcars	6	5	6	6
Other	7	8	7	7
Total	100%	100%	100%	100%

Table 19
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	March 31, 2025		December 31, 2024
Manufacturing	$3,545	41%	$3,467	40%
Rail	2,011	23	2,003	23
Wholesale	1,553	18	1,505	18
Oil and gas extraction / services	518	6	583	7
Energy and utilities	240	3	239	3
Other	773	9	776	9
Total	$8,640	100%	$8,573	100%

Corporate
Table 20
Corporate: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$141	$131	$353
Total noninterest income	(2)	17	6
Total revenue	139	148	359
Personnel cost	410	436	336
Acquisition-related expenses	42	62	58
All other noninterest expense	(312)	(319)	(289)
Total noninterest expense	140	179	105
Provision for credit losses	—	—	—
(Loss) income before income taxes	(1)	(31)	254
Income tax (benefit) expense	—	(145)	66
Net (loss) income	$(1)	$114	$188
PPNR (1)	(1)	(31)	254
Select Period End Balances
Investment securities	$44,319	$44,090	$35,044
Deposits	44,990	42,229	41,408
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Corporate net income decreased $115 million and PPNR increased $30 million compared to the Linked Quarter. The decrease in net income was mainly due to the change in our estimated state tax rates that benefited the Linked Quarter as further discussed in the “Income Taxes” section of this MD&A. The higher PPNR mostly reflected lower noninterest expenses.

NII increased $10 million, reflecting lower deposit interest expense as a result of lower rates on Direct Bank deposits and an increase in interest income on investment securities resulting from continued purchases and higher yields, partially offset by lower interest income on interest-earning deposits at banks, a decline in loan PAA, and higher borrowing costs due to the Current Quarter Debt Issuances.

Noninterest income decreased $19 million mostly due to lower fair value adjustments on marketable equity securities.

Personnel cost decreased $26 million and acquisition-related expenses decreased $20 million from the Linked Quarter. Both are further discussed in the “Noninterest Expense” section of this MD&A. All other noninterest expense is presented net of Allocated Expenses, resulting in a Contra Expense for Corporate as further discussed above and in Note 17—Segment Information.

Corporate deposits increased $2.76 billion from December 31, 2024 primarily due to growth in savings deposits, partially offset by lower time deposits. Total deposits in Corporate mainly include $44.17 billion of Direct Bank deposits with the remaining balance consisting of brokered and other deposits.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of March 31, 2025 totaled $24.69 billion, an increase of $3.33 billion or 16% from $21.36 billion at December 31, 2024. The increase from December 31, 2024 is related to continued liquidity and funding management as we grew customer deposits and issued debt, funded loan growth, and were a main funding source for purchases of investment securities and repurchases of shares of the Parent Company’s Class A common stock during the Current Quarter.

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at March 31, 2025 totaled $345 million, an increase of $187 million from $158 million at December 31, 2024.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with our objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Refer to Note 3—Investment Securities and “Funding, Liquidity and Capital Overview” in the “Executive Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at March 31, 2025 totaled $44.32 billion, an increase of $229 million or 1% from $44.09 billion at December 31, 2024. The increase from December 31, 2024 resulted from purchases that totaled $2.07 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, and non-cash items, such as fair value changes for investment securities available for sale and marketable equity securities along with amortization and accretion, that offset maturities, sales, and payments of $2.23 billion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of March 31, 2025, investment securities available for sale had a net pretax unrealized loss of $440 million, compared to $762 million as of December 31, 2024, primarily reflecting changes in interest rates and maturities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of March 31, 2025. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of March 31, 2025.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at March 31, 2025.

The following table presents the investment securities portfolio, segregated by major category:

Table 21
Investment Securities

dollars in millions	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value	Composition(1)
Investment securities available for sale:
U.S. Treasury	$13,105	$13,150	30.6%	$13,897	$13,903	32.7%
Government agency	71	69	0.2	79	77	0.2
Residential mortgage-backed securities	16,905	16,605	38.6	16,161	15,620	36.7
Commercial mortgage-backed securities	3,759	3,594	8.4	3,869	3,666	8.6
Corporate bonds	483	465	1.1	489	467	1.1
Municipal bonds	17	17	—	17	17	—
Total investment securities available for sale	$34,340	$33,900	78.9%	$34,512	$33,750	79.3%
Investment in marketable equity securities	$78	$95	0.2%	$79	$101	0.2%
Investment securities held to maturity:
U.S. Treasury	$484	$459	1.1%	$483	$452	1.1%
Government agency	1,491	1,400	3.3	1,489	1,374	3.2
Residential mortgage-backed securities	4,668	4,090	9.5	4,558	3,878	9.1
Commercial mortgage-backed securities	3,378	2,748	6.4	3,407	2,729	6.5
Supranational securities	301	274	0.6	300	267	0.6
Other	2	2	—	2	2	—
Total investment securities held to maturity	$10,324	$8,973	20.9%	$10,239	$8,702	20.5%
Total investment securities	$44,742	$42,968	100.0%	$44,830	$42,553	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at March 31, 2025, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts, but does not include the effects of hedging. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 22
Weighted Average Yield on Investment Securities

	March 31, 2025
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.33%	4.31%	—%	—%	4.32%
Government agency	1.95	4.16	4.22	—	4.19
Residential mortgage-backed securities (1)	—	4.20	4.71	4.00	4.15
Commercial mortgage-backed securities (1)	4.30	4.78	5.68	2.96	4.09
Corporate bonds	6.53	7.89	5.39	6.13	6.00
Municipal bonds	—	—	—	7.00	7.00
Total investment securities available for sale	4.34%	4.44%	4.79%	3.90%	4.23%

Investment securities held to maturity:
U.S. Treasury	1.19%	1.42%	1.57%	—%	1.38%
Government agency	1.25	1.51	1.88	—	1.54
Residential mortgage-backed securities (1)	—	—	2.08	2.57	2.57
Commercial mortgage-backed securities (1)	—	2.46	1.80	2.53	2.53
Supranational securities	1.23	1.49	1.68	—	1.56
Other	3.86	—	—	—	3.86
Total investment securities held to maturity	1.24%	1.49%	1.79%	2.55%	2.32%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at March 31, 2025. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at March 31, 2025 were $185 million, an increase of $100 million or 119% from $85 million at December 31, 2024.

Table 23
Assets Held for Sale

dollars in millions	March 31, 2025	December 31, 2024
Loans and leases:
Commercial	$113	$27
Consumer	70	55
SVB	—	—
Loans and leases	183	82
Operating lease equipment	2	3
Total assets held for sale	$185	$85

Loans and Leases
Loans and leases held for investment at March 31, 2025 were $141.36 billion, an increase of $1.14 billion or 1% from $140.22 billion at December 31, 2024. The increase from December 31, 2024 reflects growth in commercial and SVB loans. The increase of $741 million in commercial loans was spread across various industry verticals such as TMT and healthcare. Within SVB loan classes, the $477 million growth was mostly attributed to the global fund banking portfolio, partially offset by declines in investor dependent portfolios as loan payments exceeded new originations. Consumer loans decreased $81 million, as we continue to originate and sell rather than hold for investment.

Refer to Note 4—Loans and Leases for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 24
Loans and Leases

dollars in millions	March 31, 2025		December 31, 2024
	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$5,529	4%	$5,109	4%
Owner occupied commercial mortgage	16,951	12	16,842	12
Non-owner occupied commercial mortgage	16,139	11	16,194	12
Commercial and industrial	31,899	23	31,640	22
Leases	2,022	1	2,014	1
Total commercial	$72,540	51%	$71,799	51%
Consumer:
Residential mortgage	$23,060	16%	$23,152	16%
Revolving mortgage	2,635	2	2,567	2
Consumer auto	1,487	1	1,523	1
Consumer other	965	1	986	1
Total consumer	$28,147	20%	$28,228	20%
SVB:
Global fund banking	$28,572	20%	$27,904	20%
Investor dependent - early stage	908	1	997	1
Investor dependent - growth stage	2,050	1	2,196	2
Innovation C&I and cash flow dependent	9,141	6	9,097	6
Total SVB (1)	$40,671	29%	$40,194	29%
Total loans and leases	$141,358	100%	$140,221	100%
Allowance for loan and lease losses	(1,680)		(1,676)
Net loans and leases	$139,678		$138,545
(1) Total SVB loans are irrespective of segment composition further described in Note 17—Segment Information.

The unamortized discount related to acquired loans was $1.52 billion at March 31, 2025, a decrease of $74 million from $1.60 billion at December 31, 2024. The decrease from December 31, 2024 reflects accretion of $84 million, including $8 million for unfunded commitments.

Operating Lease Equipment, Net

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 25
Operating Lease Equipment, Net

dollars in millions	March 31, 2025	December 31, 2024
Railcars and locomotives	$8,640	$8,573
Other equipment	731	750
Total (1)	$9,371	$9,323
(1)    Includes off-lease rail equipment of $256 million at March 31, 2025, and $219 million at December 31, 2024.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at March 31, 2025 totaled $156.96 billion, an increase of $3.32 billion or 2% from $153.65 billion at December 31, 2024, mainly due to deposit growth as well as the Current Quarter Debt Issuances, as further discussed below.

Deposits
Total deposits at March 31, 2025 were $159.33 billion, an increase of $4.10 billion or 3% from $155.23 billion at December 31, 2024. The increase from December 31, 2024 was mainly attributable to:
•growth in savings deposits, partially offset by lower time deposits in the Direct Bank,
•higher noninterest-bearing demand, partially offset by a decline in interest-bearing checking deposits in the SVB Commercial segment,
•growth in money market deposits, partially offset by lower time deposit accounts in the Branch Network, and
•lower noninterest-bearing demand deposits in the Commercial Bank.

The following table summarizes the types of deposits:

Table 26
Deposits

dollars in millions	March 31, 2025	December 31, 2024
Noninterest-bearing demand	$40,767	$38,633
Checking with interest	23,041	25,343
Money market	37,705	35,722
Savings	45,817	42,278
Time	11,995	13,253
Interest-bearing deposits	118,558	116,596
Total deposits	$159,325	$155,229
Noninterest-bearing deposits to total deposits	25.6%	24.9%

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

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of March 31, 2025 were in North Carolina, California, and South Carolina, which represented approximately 25.6%, 8.4%, and 7.8%, respectively, of total deposits.

The Direct Bank had $44.17 billion or 27.7% of our total deposits as of March 31, 2025. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of March 31, 2025 were $37.02 billion or 23.2% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled approximately $7.16 billion as of March 31, 2025, compared to approximately $8.01 billion as of December 31, 2024.

Brokered deposits, included in time deposits in the preceding table, are a source of deposit funding but remain an immaterial amount of total deposits at less than 1% as of March 31, 2025 and December 31, 2024.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $58.06 billion, which represented approximately 36.4% of total deposits at March 31, 2025, compared to $59.51 billion or 38.3% of total deposits at December 31, 2024.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of March 31, 2025:

Table 27
Maturities of Time Deposits In Excess of $250,000

dollars in millions	March 31, 2025
Time deposits maturing in:
Three months or less	$888
Over three months through six months	394
Over six months through 12 months	244
More than 12 months	14
Total	$1,540

Borrowings
Total borrowings at March 31, 2025 were $38.41 billion, an increase of $1.36 billion from $37.05 billion at December 31, 2024. The increase from December 31, 2024 primarily related to the Current Quarter Debt Issuances (refer to the table below), as well as higher securities sold under agreements to repurchase.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 28
Borrowings

dollars in millions	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$450	$367
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028(1)	35,829	35,816
Senior Unsecured Borrowings
5.231% fixed-to-floating rate notes due March 2031(2)	497	—
6.000% fixed rate notes due April 2036	58	58
Subordinated debt
3.375% fixed-to-floating rate notes due March 2030(3)	350	350
6.125% fixed rate notes due March 2028	441	445
6.254% fixed-to-fixed rate notes due March 2040(4)	745	—
Capital lease obligations	36	15
Total borrowings	$38,406	$37,051
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases. The unamortized discount related to this borrowing was $163 million and $176 million at March 31, 2025 and December 31, 2024, respectively.
(2) The fixed rate period will end on March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded Secured Overnight Financing Rate (“SOFR”) Index Rate plus 141 bps per annum until the maturity date (or date of earlier redemption).
(3) The fixed rate period ended on March 15, 2025, and the notes now bear a floating interest rate equal to Three-Month Term SOFR plus 246.5 bps per annum.
(4) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate plus 197 bps per annum until the maturity date (or date of earlier redemption).

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base when appropriate. Additionally, we continue to monitor the status of the notice of proposed rulemaking (“NPR”) issued by the federal banking agencies discussing, among other items, the proposed requirement to maintain a certain level of long-term debt that would be available to absorb losses in the event of failure as further discussed in the “Regulatory Considerations” section in Item 1. Business of the 2024 Form 10-K.

Refer to the “Liquidity Risk” section of this MD&A and Note 9—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 29
Other Assets

dollars in millions	March 31, 2025	December 31, 2024
Affordable housing tax credit and other unconsolidated investments (1)	$2,578	$2,516
Accrued interest receivable	920	902
Fair value of derivative financial instruments	553	660
Pension and other retirement plan assets	667	658
Right of use assets for operating leases, net	300	316
Income tax receivable	500	505
Counterparty receivables	87	69
Bank-owned life insurance	107	106
Nonmarketable equity securities	136	127
Other real estate owned	97	56
Mortgage servicing rights	28	27
Federal Home Loan Bank stock	20	20
Other	803	778
Total other assets	$6,796	$6,740
(1)    Refer to Note 8—Variable Interest Entities for additional information.

The following table includes the components of other liabilities:

Table 30
Other Liabilities

dollars in millions	March 31, 2025	December 31, 2024
Deferred taxes	$3,525	$3,534
Commitments to fund tax credit investments	1,234	1,214
Accrued personnel cost (1)	495	1,024
Fair value of derivative financial instruments	541	625
Lease liabilities	340	357
Reserve for off-balance sheet credit exposure	284	278
Accrued interest payable	107	134
Accounts payable and other	1,125	1,030
Total other liabilities	$7,651	$8,196
(1) Accrued personnel cost can fluctuate based on timing of the payroll cycle. The December 31, 2024 accrued balance also included amounts related to annual incentive compensation that were paid in the Current Quarter.

RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite and a balanced approach to risk taking with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge by independent risk management and oversight by management committees. The Board strives to ensure that risk management is a part of our business culture and that our policies and procedures for identifying, assessing, monitoring, and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through its Risk Committee.

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

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in the 2024 Form 10-K for further discussion.

BancShares has been assessing the emerging impacts of recent and potential U.S. and international tariffs and other retaliatory actions and has continued monitoring the international tensions that could impact the economy and exacerbate headwinds of elevated market volatility, global supply chain disruptions, and recessionary pressures. BancShares also continues to assess operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the conditions continue to exist and develop. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts reflect a decline in commercial real estate (“CRE”) property values due to current interest rate levels that impacted the ALLL forecasts. Key indicators will continue to be monitored, and impacts assessed as part of our ongoing risk management framework.

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether purchased credit deteriorated (“PCD”) or Non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type, and product. We strive to identify potential problem loans as early as possible, to record charge-offs as appropriate and to maintain an appropriate ALLL that accounts for expected losses over the life of the loan and lease portfolios.

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

Our ALLL estimate as of March 31, 2025 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

Our ALLL methodology was discussed further in the 2024 Form 10-K, in the section entitled “Critical Accounting Estimates” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

Allowance for Loan and Lease Losses

The ALLL at March 31, 2025 was $1.68 billion, representing an increase of $4 million from December 31, 2024. The ALLL as a percentage of total loans and leases at March 31, 2025 was 1.19%, compared to 1.20% at December 31, 2024. The increase in the ALLL at March 31, 2025 compared to December 31, 2024 was primarily due to modest deterioration in the macroeconomic forecast, as well as increases in loan volume, partially offset by the result of a mix shift from the investor dependent portfolio to the global fund banking portfolio, which has a lower loss rate relative to our other loan portfolios, and lower specific reserves for individually evaluated loans. The reserve release in the Linked Quarter was primarily due to lower specific reserves, partially offset by increases in loan volume.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables, including unemployment, gross domestic product, home price index, CRE index, corporate profits, and credit spreads, utilized in the ALLL models. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios. In addition, during the first quarter of 2025, economic uncertainty increased due to the potential impacts of new trade and other economic policies in the United States, including tariffs. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At March 31, 2025, ALLL estimates in these scenarios ranged from approximately $1.42 billion, when weighing the upside scenario 100%, to approximately $2.17 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.68 billion was appropriate as of March 31, 2025.

Table 31
ALLL for Loans and Leases

dollars in millions	Three Months Ended March 31, 2025
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,063	$158	$455	$1,676
Provision for loan and lease losses	105	10	33	148
Charge-offs	(105)	(8)	(54)	(167)
Recoveries	15	3	5	23
Balance at end of period	$1,078	$163	$439	$1,680
Net charge-off ratio				0.41%
Net charge-offs	$90	$5	$49	$144
Average loans				$140,780
Percent of loans in each category to total loans	51%	20%	29%	100%

	Three Months Ended December 31, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,076	$150	$452	$1,678
Provision for loan and lease losses	95	13	50	158
Charge-offs	(120)	(9)	(64)	(193)
Recoveries	12	4	17	33
Balance at end of period	$1,063	$158	$455	$1,676
Net charge-off ratio				0.46%
Net charge-offs	$108	$5	$47	$160
Average loans				$139,641
Percent of loans in each category to total loans	51%	20%	29%	100%

	Three Months Ended March 31, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747
Provision (benefit) for loan and lease losses	59	(6)	40	93
Charge-offs	(75)	(7)	(46)	(128)
Recoveries	10	2	13	25
Balance at end of period	$1,120	$155	$462	$1,737
Net charge-off ratio				0.31%
Net charge-offs	$65	$5	$33	$103
Average loans				$133,703
Percent of loans in each category to total loans	50%	21%	29%	100%

Net charge-offs during the Current Quarter were $144 million, a decrease of $16 million from $160 million during the Linked Quarter. The lower net charge-offs within commercial loans were primarily related to decreased net charge-offs in the equipment finance portfolio.

The following table provides trends in the ALLL ratios:

Table 32
ALLL Ratios

dollars in millions	March 31, 2025	December 31, 2024
ALLL	$1,680	$1,676
Total loans and leases	$141,358	$140,221
ALLL to total loans and leases	1.19%	1.20%
Commercial loans and leases:
ALLL - commercial	$1,078	$1,063
Commercial loans and leases	$72,540	$71,799
Commercial ALLL to commercial loans and leases	1.49%	1.48%
Consumer loans:
ALLL - consumer	$163	$158
Consumer loans	$28,147	$28,228
Consumer ALLL to consumer loans	0.58%	0.56%
SVB loans:
ALLL - SVB	$439	$455
SVB loans	$40,671	$40,194
SVB ALLL to SVB loans	1.08%	1.13%

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $284 million at March 31, 2025, an increase of $6 million compared to $278 million at December 31, 2024. The increase from December 31, 2024 primarily reflects changes in the unfunded commitments. Refer to Note 18—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 33
ALLL by Loan Class

dollars in millions	March 31, 2025		December 31, 2024
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$61	1.10%	$53	1.03%
Owner occupied commercial mortgage	54	0.32	51	0.30
Non-owner occupied commercial mortgage	331	2.05	340	2.10
Commercial and industrial	596	1.87	583	1.84
Leases	36	1.79	36	1.80
Total commercial	1,078	1.49	1,063	1.48
Consumer
Residential mortgage	87	0.38	85	0.37
Revolving mortgage	23	0.87	21	0.83
Consumer auto	9	0.60	5	0.35
Consumer other	44	4.59	47	4.75
Total consumer	163	0.58	158	0.56
SVB
Global fund banking	75	0.26	75	0.27
Investor dependent - early stage	72	7.92	87	8.71
Investor dependent - growth stage	104	5.10	108	4.91
Innovation C&I and cash flow dependent	188	2.05	185	2.03
Total SVB	439	1.08	455	1.13
Total ALLL	$1,680	1.19%	$1,676	1.20%

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, OREO and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation in the 2024 Form 10-K.

The following table presents total nonperforming assets:

Table 34
Non-Performing Assets

dollars in millions	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial loans	$838	$812
Consumer loans	196	181
SVB loans	172	191
Total nonaccrual loans	1,206	1,184
Other real estate owned and repossessed assets	105	64
Total nonperforming assets	$1,311	$1,248

ALLL to total loans and leases	1.19%	1.20%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.93	0.89
Ratio of nonaccrual loans and leases to total loans and leases	0.85	0.84
Ratio of ALLL to nonaccrual loans and leases	139.25	141.58
Nonaccrual loans and leases at March 31, 2025 were $1.21 billion, an increase of $22 million from $1.18 billion at December 31, 2024. The increase from December 31, 2024 was mainly due to higher nonaccrual loans in the commercial and industrial, owner occupied commercial mortgage, and residential mortgage portfolios, partially offset by lower nonaccrual loans in the commercial real estate and investor dependent portfolios. Refer to the “CRE Portfolio” discussion below for further information and Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class.

OREO and repossessed assets at March 31, 2025 and December 31, 2024 were $105 million and $64 million, respectively. The increase reflects additional properties. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at March 31, 2025 and December 31, 2024 were 0.93% and 0.89%, respectively.

Past Due Accounts
Accruing loans 30 days or more past due were 0.73% and 0.54% of total loans at March 31, 2025 and December 31, 2024, respectively. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio
Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio as of March 31, 2025 and December 31, 2024:

Table 35
Commercial Real Estate Portfolio (1)

dollars in millions	March 31, 2025		December 31, 2024
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$4,465	3.16%	$4,647	3.31%
Medical Office	3,738	2.64	3,730	2.66
Industrial/Warehouse	3,632	2.57	3,604	2.57
General Office	2,376	1.68	2,476	1.77
Retail	1,862	1.32	1,863	1.33
Healthcare	1,277	0.90	1,162	0.83
Hotel/Motel	861	0.61	876	0.62
Other	5,173	3.66	4,559	3.25
Total	$23,384	16.54%	$22,917	16.34%
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

Evolving macroeconomic and social conditions (including the shift to more hybrid work arrangements) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 36
Select General Office Loan Metrics

dollars in millions	March 31, 2025	December 31, 2024
% of total loans and leases	1.68%	1.77%
% of CRE loans	10.16%	10.81%
Average loan balance	$2	$2
Net charge-offs (YTD annualized %)	4.77%	3.95%
Delinquencies as a % of general office loans	11.08%	10.92%
Non-performing loans as a % of general office loans	10.87%	12.10%
ALLL ratio	4.35%	4.59%

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

Commercial Loan Concentrations

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 37
Commercial Loans and Leases - Geography

dollars in millions	March 31, 2025		December 31, 2024
State
California	$15,334	21.2%	$15,119	21.1%
North Carolina	10,643	14.7	10,709	14.9
Texas	4,570	6.3	4,487	6.3
Florida	4,367	6.0	4,314	6.0
South Carolina	3,651	5.0	3,733	5.2
All other states	32,096	44.2	31,695	44.1
Total U.S.	$70,661	97.4%	$70,057	97.6%
Total International	1,879	2.6	1,742	2.4
Total	$72,540	100.0%	$71,799	100.0%
Industry Concentrations
The following table represents loans by industry of obligor:

Table 38
Commercial Loans and Leases - Industry

dollars in millions	March 31, 2025		December 31, 2024
Real Estate	$18,198	25.1%	$17,898	24.9%
Healthcare	10,178	14.0	10,247	14.3
Business Services	8,294	11.5	8,173	11.4
Transportation, Communication, Gas, Utilities	5,946	8.2	5,928	8.3
Manufacturing	5,904	8.1	5,966	8.3
Service Industries	4,135	5.7	4,124	5.7
Retail	3,934	5.4	3,740	5.2
Wholesale	3,299	4.6	3,252	4.5
Finance and Insurance	3,059	4.2	3,051	4.3
Other	9,593	13.2	9,420	13.1
Total	$72,540	100.0%	$71,799	100.0%

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 39
Consumer Loans - Geography

dollars in millions	March 31, 2025		December 31, 2024
State
California	$8,450	30.0%	$8,655	30.7%
North Carolina	6,965	24.7	6,923	24.5
South Carolina	3,618	12.9	3,607	12.8
Massachusetts	1,678	6.0	1,692	6.0
Other states	7,436	26.4	7,351	26.0
Total	$28,147	100.0%	$28,228	100.0%

SVB Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
The SVB portfolio includes global fund banking and innovation banking loans.

Global Fund Banking
The global fund banking loan portfolio includes loans to clients in the private equity and venture capital community. Global fund banking represented 70% of SVB loans and 20% of total loans at March 31, 2025, compared to 69% and 20%, respectively, at December 31, 2024. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Innovation Banking
Innovation banking primarily includes loans to technology, life science and healthcare industry clients in the various stages of their life cycles. The loans are classified as investor dependent - early stage, investor dependent - growth stage, and innovation commercial and industrial (“innovation C&I”) and cash flow dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 2% of SVB loans and 1% of total loans at March 31, 2025 and December 31, 2024. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 5% of SVB loans and 1% of total loans at March 31, 2025, compared to 5% and 2%, respectively, at December 31, 2024. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 23% of SVB loans and 7% of total loans at March 31, 2025, compared to 23% and 6%, respectively, at December 31, 2024. This portfolio is comprised of two types of loans, innovation C&I and cash flow dependent. Innovation C&I includes loans in innovation sectors such as technology, life science and healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2025:

Table 40
SVB Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$2,136	$4,773	$21,663	$28,572
Investor dependent - early stage	828	80	—	908
Investor dependent - growth stage	1,110	647	293	2,050
Innovation C&I and cash flow dependent	424	1,513	7,204	9,141
Total	$4,498	$7,013	$29,160	$40,671

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio based on borrower location:

Table 41
SVB Loans - Geography

dollars in millions	March 31, 2025		December 31, 2024
State
California	$9,970	24.5%	$9,372	23.3%
New York	6,931	17.0	7,180	17.9
Massachusetts	4,359	10.7	4,691	11.7
Connecticut	4,176	10.3	4,061	10.1
Texas	3,706	9.1	3,972	9.9
Illinois	2,257	5.6	1,966	4.9
All other states	8,331	20.5	8,159	20.2
Total U.S.	39,730	97.7	39,401	98.0
Total International	941	2.3	793	2.0
Total	$40,671	100.0%	$40,194	100.0%

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to manage fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to SOFR, as well as fair value changes of fixed rate time deposits and long-term debt indexed to SOFR. Refer to Note 10—Derivative Financial Instruments for further information on our derivative portfolio.
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

Table 42
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	March 31, 2025	December 31, 2024
-200	(11.4)%	(10.6)%
-100	(6.1)	(6.1)
+100	5.9	6.9
+200	12.3	11.1
NII Sensitivity metrics at March 31, 2025, compared to December 31, 2024, were primarily affected by cash increase from deposit growth and the Current Quarter Debt Issuances, as well as impacts from changes in forward rate curve expectations, partially offset by additional execution of cash flow hedges.

As of March 31, 2025, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 64% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of approximately 35%-45% over the twelve-month forecast horizon, including 50%-60% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 43
Economic Value of Equity Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	March 31, 2025	December 31, 2024
-200	3.2%	5.4%
-100	2.5	3.1
+100	(2.9)	(3.2)
+200	(5.5)	(7.0)

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

Loan Maturity and Loan Interest Rate Sensitivity

The following table provides loan maturity distribution information:

Table 44
Loan Maturity Distribution

dollars in millions	At March 31 2025, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,610	$3,129	$745	$45	$5,529
Owner occupied commercial mortgage	1,990	7,826	6,693	442	16,951
Non-owner occupied commercial mortgage	3,719	9,442	2,144	834	16,139
Commercial and industrial	8,612	17,732	4,516	1,039	31,899
Leases	641	1,300	81	—	2,022
Total commercial	16,572	39,429	14,179	2,360	72,540
Consumer
Residential mortgage	962	2,818	7,597	11,683	23,060
Revolving mortgage	69	187	966	1,413	2,635
Consumer auto	336	1,022	129	—	1,487
Consumer other	304	529	124	8	965
Total consumer	1,671	4,556	8,816	13,104	28,147
SVB
Global fund banking	26,357	2,067	148	—	28,572
Investor dependent - early stage	133	775	—	—	908
Investor dependent - growth stage	203	1,847	—	—	2,050
Innovation and cash flow dependent	1,375	7,499	267	—	9,141
Total SVB	28,068	12,188	415	—	40,671
Total loans and leases	$46,311	$56,173	$23,410	$15,464	$141,358

As noted above, approximately 64% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of March 31, 2025:

Table 45
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,342	$2,577
Owner occupied commercial mortgage	13,265	1,696
Non-owner occupied commercial mortgage	6,300	6,120
Commercial and industrial	10,123	13,164
Leases	1,372	9
Total commercial	32,402	23,566
Consumer
Residential mortgage	8,708	13,390
Revolving mortgage	29	2,537
Consumer auto	1,151	—
Consumer other	280	381
Total consumer	10,168	16,308
SVB
Global fund banking	2	2,213
Investor dependent - early stage	19	756
Investor dependent - growth stage	4	1,843
Innovation and cash flow dependent	—	7,766
Total SVB	25	12,578
Total loans and leases	$42,595	$52,452
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

Liquidity includes available cash and HQLS. At March 31, 2025 we had $62.79 billion of high-quality liquid assets (27.4% of total assets) and $22.25 billion of contingent liquidity sources available. The higher available cash level presented below was due in part from funds received in connection with the Current Quarter Debt Issuances in March 2025. As noted below, the draw period under the Advance Facility Agreement with the FDIC ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. We are actively working to increase our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB.

Table 46
Liquidity

dollars in millions	March 31, 2025	December 31, 2024
Available cash	$23,769	$20,545
High-quality liquid securities (1)	39,018	38,794
High-quality liquid assets	$62,787	$59,339

Credit Facilities:	Current Capacity(2)	Current Capacity(2)
FHLB facility (3)	$16,542	$16,423
FRB facility	5,612	5,475
FDIC facility (4)	—	5,291
Line of credit	100	100
Total contingent sources	$22,254	$27,289
Total liquid assets and contingent sources	$85,041	$86,628
Total uninsured deposits	$58,063	$59,510
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	146%	146%
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at March 31, 2025 and December 31, 2024.
(3)    Refer to Table 47 for additional details.
(4)    The Advance Facility Agreement with the FDIC was obtained in connection with SVBB Acquisition and the draw period ended on March 27, 2025.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at March 31, 2025 were $159.33 billion, an increase of $4.10 billion or 3% from $155.23 billion at December 31, 2024.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at March 31, 2025 were $38.41 billion, an increase of $1.36 billion from $37.05 billion at December 31, 2024. The increase is primarily due to the Current Quarter Debt Issuances with aggregate principal amounts totaling $1.25 billion, as detailed in the “Interest-bearing Liabilities—Borrowings” section in this MD&A and referenced above. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base when appropriate.

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

Table 47
FHLB Balances

dollars in millions	March 31, 2025	December 31, 2024
Total borrowing capacity	$17,992	$17,873
Less:
Advances	—	—
Letters of credit (1)	1,450	1,450
Available capacity	$16,542	$16,423
Pledged Non-PCD loans	$30,112	$30,421
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $5.61 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2025 and December 31, 2024.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. There were no amounts outstanding at the end of the draw period on March 27, 2025.

Refer to Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of March 31, 2025, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 18—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 48
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$11,641	$308	$46	$—	$11,995
Short-term borrowings	450	—	—	—	450
Long-term borrowings (1)(2)	(39)	36,310	349	1,336	37,956
Total contractual obligations	$12,052	$36,618	$395	$1,336	$50,401
Commitments:
Financing commitments	$29,703	$14,719	$1,529	$6,563	$52,514
Letters of credit	1,752	619	23	10	2,404
Deferred purchase agreements	1,602	—	—	—	1,602
Purchase and funding commitments	119	—	—	—	119
Affordable housing partnerships (1)	599	549	34	52	1,234
Total commitments	$33,775	$15,887	$1,586	$6,625	$57,873
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $1 million and $116 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $28 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 48, we do not have any significant long-term debt obligations due until the Purchase Money Note matures. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate.

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

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of the 2024 Form 10-K, including a discussion of an NPR issued on July 27, 2023 by the federal banking agencies regarding enhanced capital requirements.

BancShares’ total consolidated assets are between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. Additionally, an NPR released by federal banking agencies on August 29, 2023, could change the long-term debt requirements for banks with total consolidated assets of $100 billion or more. If this NPR is finalized as proposed, we expect we would need to issue additional long-term debt to satisfy the requirements. For further discussion, refer to the section entitled “Regulatory Considerations—Enhanced Prudential Standards—Proposed Long-Term Debt & Clean Holding Company Requirements” in Item 1. Business of the 2024 Form 10-K.

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

Common and Preferred Stock Dividends
During the first quarter of 2025, we paid quarterly dividends of $1.95 per share on the Class A common stock and Class B common stock. In April 2025, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.95 per common share. The dividends are payable on June 16, 2025 to stockholders of record as of May 30, 2025.

During the first quarter of 2025, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 12—Stockholders' Equity. In April 2025, the Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on June 16, 2025.

Capital Composition and Ratios
As discussed earlier in this MD&A, the Board authorized a Class A common stock SRP in July 2024. During the Current Quarter, we repurchased 302,683 shares. Refer to the “Recent Events” section above for more information and Item 5. Market for Registrants Common Equity for additional information related to our monthly repurchase activity during the Current Quarter.

The following table details the change in outstanding Class A common stock through March 31, 2025. Refer to Note 12—Stockholders' Equity for additional information.

Table 49
Changes in Shares of Class A Common Stock Outstanding

Three Months Ended March 31, 2025
Class A common stock shares outstanding at beginning of period	12,712,436
Shares repurchased under authorized repurchase plan	(302,683)
Class A common stock shares outstanding at end of period	12,409,753

We also had 1,005,185 Class B common stock outstanding at March 31, 2025 and December 31, 2024.

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

Table 50
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	March 31, 2025			December 31, 2024
			Amount	Ratio	Adjusted Ratio (1)	Amount	Ratio	Adjusted Ratio (1)
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$25,071	15.23%	14.49%	$24,610	15.04%	14.27%
Tier 1 risk-based capital	8.50	8.00	21,970	13.35	12.70	22,137	13.53	12.84
Common equity Tier 1	7.00	6.50	21,089	12.81	12.19	21,256	12.99	12.33
Tier 1 leverage ratio	4.00	5.00	21,970	9.75	n/a (2)	22,137	9.90	n/a (2)

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$23,758	14.45%	13.74%	$23,975	14.66%	13.91%
Tier 1 risk-based capital	8.50	8.00	21,682	13.18	12.54	21,852	13.37	12.68
Common equity Tier 1	7.00	6.50	21,682	13.18	12.54	21,852	13.37	12.68
Tier 1 leverage ratio	4.00	5.00	21,682	9.63	n/a (2)	21,852	9.78	n/a (2)
(1) Adjusted capital ratios exclude the impact of the FDIC Shared-Loss Agreement and are considered non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) The adjusted tier 1 leverage ratio is not applicable because the FDIC Shared-Loss Agreement did not impact the tier 1 leverage ratio.

As of March 31, 2025, BancShares and FCB had risk-based capital ratio conservation buffers of 7.23% and 6.45%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2024, BancShares and FCB’s risk-based capital ratio conservation buffers were 7.04% and 6.66%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of March 31, 2025 and December 31, 2024 over the Basel III minimum for the applicable ratio. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Termination of the Shared-Loss Agreement with the FDIC
The risk-based capital ratios of FCB and BancShares for periods in which the Shared Loss Agreement (as defined in Note 2—Business Combinations) was effective were calculated using favorable risk-weighted asset (“RWA”) assumptions permissible for Covered Assets (as defined in Note 2—Business Combinations). FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025 (the “Shared-Loss Termination Date”) as further discussed in the “Recent Events” section of this MD&A. FCB and BancShares will not be permitted after the Shared-Loss Termination Date to apply the favorable RWA assumptions to assets that were previously Covered Assets under the Shared-Loss Agreement. The table above includes risk-based capital ratios as of March 31, 2025 and December 31, 2024 when both including and excluding the impact of the Shared Loss Agreement to illustrate the expected decreases in the risk-based capital ratios as a result of entering into the Shared-Loss Termination Agreement. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are described in Note 1—Significant Accounting Policies and Basis of Presentation in the 2024 Form 10-K.

The ALLL is considered a critical accounting estimate. For more information regarding the ALLL, refer to the “Credit Risk— Allowance for Loan and Lease Losses” section of this MD&A and Note 5—Allowance for Loan and Lease Losses.

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) but are not yet effective for BancShares:

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

NON-GAAP FINANCIAL MEASUREMENTS

BancShares provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts, or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. BancShares’ management believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial information, can provide transparency about, or an alternate means of assessing, its operating results and financial position to its investors, analysts and management. These non-GAAP measures should be considered in addition to, and not superior to or a substitute for, GAAP measures presented in BancShares’ consolidated financial statements and other publicly filed reports. In addition, our non-GAAP measures may be different from or inconsistent with non-GAAP financial measures used by other institutions.

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

The following table provides a reconciliation of net income, the comparable GAAP measure, to PPNR:

Table 51
PPNR

dollars in millions	Three Months Ended March 31, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$253	$43	$166	$22	$(1)	$483
Plus: provision for credit losses	46	85	23	—	—	154
Plus: income tax expense (benefit)	88	15	57	8	—	168
PPNR (non-GAAP)	$387	$143	$246	$30	$(1)	$805

	Three Months Ended December 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$286	$88	$181	$31	$114	$700
Plus: provision for credit losses	22	90	43	—	—	155
Plus: income tax expense (benefit)	92	22	58	9	(145)	36
PPNR (non-GAAP)	$400	$200	$282	$40	$(31)	$891

	Three Months Ended March 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$201	$118	$193	$31	$188	$731
Plus: provision for credit losses	21	20	23	—	—	64
Plus: income tax expense	79	42	75	11	66	273
PPNR (non-GAAP)	$301	$180	$291	$42	$254	$1,068

Net Rental Income on Operating Lease Equipment for Commercial Bank and Rail Segments

Net rental income on operating lease equipment is a non-GAAP measure calculated as rental income on operating lease equipment less depreciation on operating lease equipment, as well as maintenance and other operating lease expenses, if any. Presentation of net rental income for the Commercial Bank and Rail segments also results in the noninterest income, noninterest expense, and revenue subtotals being presented net of depreciation and maintenance. These measures are meaningful because they enable management to monitor the performance and profitability of operating leases after deducting direct expenses.

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 52
Commercial Bank Segment

dollars in millions		Three Months Ended
		March 31, 2025	December 31, 2024	March 31, 2024
Rental income on operating leases (GAAP)		$56	$55	$57
Less: depreciation on operating lease equipment	a	44	44	46
Net rental income on operating lease equipment (non-GAAP)		$12	$11	$11

Total noninterest income (GAAP)	b	$125	$156	$140
Noninterest income, net of depreciation (non-GAAP)	b-a	81	112	94
Total revenue (GAAP)	c	418	463	440
Revenue, net of depreciation (non-GAAP)	c-a	374	419	394
Total noninterest expense (GAAP)	d	275	263	260
Noninterest expense, net of depreciation (non-GAAP)	d-a	231	219	214

Table 53
Rail Segment

dollars in millions		Three Months Ended
		March 31, 2025	December 31, 2024	March 31, 2024
Rental income on operating leases (GAAP)		$214	$217	$198
Less: depreciation on operating lease equipment	a	54	57	50
Less: maintenance and other operating lease expenses	b	58	55	45
Net rental income on operating lease equipment (non-GAAP)		$102	$105	$103

Total noninterest income (GAAP)	c	$216	$223	$202
Noninterest income, net of depreciation and maintenance (non-GAAP)	c-a-b	104	111	107
Total revenue (GAAP)	d	164	173	159
Revenue, net of depreciation and maintenance (non-GAAP)	d-a-b	52	61	64
Total noninterest expense (GAAP)	e	134	133	117
Noninterest expense, net of depreciation and maintenance (non-GAAP)	e-a-b	22	21	22

NII, NIM, and Interest and Fees on Loans, Excluding PAA

NII and NIM, excluding PAA, and interest and fees on loans, excluding loan PAA are meaningful metrics as they allow management to analyze NII, NIM and loan interest income trends more directly related to the rates of the underlying interest-earning assets and interest-bearing liabilities. Loan PAA is primarily related to the loan discount in the SVBB Acquisition. Other PAA is primarily related to the discount on the Purchase Money Note and the premium on deposits assumed in the merger with CIT Group Inc.

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest and fees on loans to interest and fees on loans, excluding loan PAA:

Table 54
NII, NIM, and Interest and Fees on Loans, Excluding PAA

dollars in millions		Three Months Ended
		March 31, 2025	December 31, 2024	March 31, 2024
NII (GAAP)	a	$1,663	$1,709	$1,817
Loan PAA	b	84	90	163
Other PAA	c	(9)	(8)	(4)
PAA	d = (b+c)	75	82	159
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,588	$1,627	$1,658
Annualized NII	f = a annualized	$6,744	$6,798	$7,308
Annualized NII, excluding PAA	g = e annualized	6,439	6,472	6,670
Average interest-earning assets	h	$206,028	$204,779	$198,587
NIM (GAAP)	f/h	3.26%	3.32%	3.67%
NIM, excluding PAA (non-GAAP)	g/h	3.12	3.16	3.35

Interest and fees on loans (GAAP)		$2,236	$2,322	$2,354
Less: loan PAA	b	84	90	163
Interest and fees on loans, excluding loan PAA (non-GAAP)		$2,152	$2,232	$2,191

Adjusted Risk Based Capital Ratios

FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025, after which time FCB and BancShares were no longer permitted to apply favorable RWA assumptions to Covered Assets under the Shared-Loss Agreement. Adjusted risk based capital ratios exclude the favorable impact of the Shared-Loss Agreement and are meaningful metrics as these ratios are expected to decrease in future periods.

The following table reconciles the Shared-Loss Agreement impact to the total risk based, CET1 and tier 1 capital ratios of BancShares and FCB:

Table 55
Adjusted Risk Based Capital Ratios

		March 31, 2025		December 31, 2024
		BancShares	FCB	BancShares	FCB
Risk-weighted assets (GAAP)	a	$164,574	$164,455	$163,615	$163,493
Plus: impact of FDIC Shared-Loss Agreement		8,459	8,459	8,813	8,813
Adjusted risk-weighted assets (non-GAAP)	b	$173,033	$172,914	$172,428	$172,306

Total Risk Based Capital Ratio
Total risk based capital	c	$25,071	$23,758	$24,610	$23,975
Total risk based capital ratio (GAAP)	c/a	15.23%	14.45%	15.04%	14.66%
Less: impact of FDIC Shared-Loss Agreement		0.74	0.71	0.77	0.75
Adjusted total risk based capital ratio (non-GAAP)	c/b	14.49%	13.74%	14.27%	13.91%

CET1 Capital Ratio
CET1 capital	d	$21,089	$21,682	$21,256	$21,852
CET1 capital ratio (GAAP)	d/a	12.81%	13.18%	12.99%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.62	0.64	0.66	0.69
Adjusted CET1 capital ratio (non-GAAP)	d/b	12.19%	12.54%	12.33%	12.68%

Tier 1 Capital Ratio
Tier 1 capital	e	$21,970	$21,682	$22,137	$21,852
Tier 1 capital ratio (GAAP)	e/a	13.35%	13.18%	13.53%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.65	0.64	0.69	0.69
Adjusted tier 1 capital ratio (non-GAAP)	e/b	12.70%	12.54%	12.84%	12.68%

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs on trading partners), political (including the makeup of the U.S. Congress and Trump administration), geopolitical (including conflicts in Ukraine and the Middle East), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions or any future transactions.

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

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2024 Form 10-K and BancShares’ other filings with the SEC.

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

The information required by this Item 3. Quantitative and Qualitative Disclosures about Market Risk is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 1. Financial Statements within Note 10—Derivative Financial Instruments and Note 11—Fair Value of this Form 10-Q.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Parent Company and certain of its subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that would be material to BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 18—Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 1. Financial Statements.

Item 1A. Risk Factors.

Except for the updated risk factor set forth below, there have been no material changes in the risk factors during 2025 from those reported in our 2024 Form 10-K. For a discussion of the risks and uncertainties that management believes are material to an investment in us, refer to Part I, Item 1A. Risk Factors, of our 2024 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.

The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has announced widespread tariff reform, with the effectiveness delayed in many cases. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. Additionally, potential tariffs or other U.S. trade policy measures have triggered retaliatory actions by other countries such as China. Increased tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended March 31, 2025. Subsequent to March 31, 2025, BancShares purchased an additional 120,558 shares of Class A common stock through April 30, 2025.

Table 56
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from January 1 - 31, 2025	93,729	$2,166.44	93,729	$1,634
Repurchases from February 1 - 28, 2025	91,274	2,117.76	91,274	1,441
Repurchases from March 1 - 31, 2025	117,680	1,841.20	117,680	1,224
Total	302,683	$2,025.22	302,683	$1,224

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

Item 5. Other Information.

(c) Director and Officer 10b5-1 Trading Arrangements

During the first quarter of 2025, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

4.1	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
10.1
Termination Agreement dated April 7, 2025, by and between the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, N.A., and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 7, 2025)

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

Date:	May 9, 2025		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer