Form 10-Q
period 2025-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2025-08-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

Class A Common Stock—11,916,011 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of August 4, 2025)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	MSRs	Mortgage Servicing Rights
ASC	Accounting Standards Codification	NII	Net Interest Income
ASU	Accounting Standards Update	NII Sensitivity	Net Interest Income Sensitivity
BHC	Bank Holding Company	NIM	Net Interest Margin
bps	Basis point(s); 1 bp = 0.01%	NPR	Notice of Proposed Rulemaking
CRA	Community Reinvestment Act	OBBBA	One Big Beautiful Bill Act
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PAA	Purchase Accounting Accretion or Amortization
DTAs	Deferred Tax Assets	PAM	Proportional Amortization Method
ETR	Effective Income Tax Rate	PCA	Prompt Corrective Action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCD	Purchased Credit Deteriorated
FCB	First-Citizens Bank & Trust Company	PD	Probability of Obligor Default
FDIC	Federal Deposit Insurance Corporation	PPNR	Pre-provision net revenue
Federal Reserve	Board of Governors of the Federal Reserve System	ROU	Right of Use
FHLB	Federal Home Loan Bank	RWA	Risk-weighted assets
FOMC	Federal Open Market Committee	SBA	Small Business Administration
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
GAAP	United States Generally Accepted Accounting Principles	SRP	Share Repurchase Program
HPI	Home Price Index	SVB	Silicon Valley Bank
HQLS	High-Quality Liquid Securities	SVBB	Silicon Valley Bridge Bank, N.A.
ISDA	International Swaps and Derivatives Association	TMT	Technology Media and Telecommunications
LGD	Loss Given Default	UPB	Unpaid Principal Balance
LOCOM	Lower of Cost or Fair Value	VIE	Variable Interest Entities

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$889	$814
Interest-earning deposits at banks	26,184	21,364
Securities purchased under agreements to resell	300	158
Investment in marketable equity securities (cost of $78 at June 30, 2025 and $79 at December 31, 2024)	97	101
Investment securities available for sale (cost of $33,381 at June 30, 2025 and $34,512 at December 31, 2024)	33,060	33,750
Investment securities held to maturity (fair value of $8,888 at June 30, 2025 and $8,702 at December 31, 2024)	10,189	10,239
Assets held for sale	125	85
Loans and leases	141,269	140,221
Allowance for loan and lease losses	(1,672)	(1,676)
Loans and leases, net of allowance for loan and lease losses	139,597	138,545
Operating lease equipment, net	9,466	9,323
Premises and equipment, net	2,115	2,006
Goodwill	346	346
Other intangible assets, net	221	249
Other assets	7,064	6,740
Total assets	$229,653	$223,720
Liabilities
Deposits:
Noninterest-bearing	$40,879	$38,633
Interest-bearing	119,056	116,596
Total deposits	159,935	155,229
Credit balances of factoring clients	1,077	1,016
Borrowings:
Short-term borrowings	471	367
Long-term borrowings	37,641	36,684
Total borrowings	38,112	37,051
Other liabilities	8,233	8,196
Total liabilities	207,357	201,492
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at June 30, 2025 and December 31, 2024)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at June 30, 2025 and December 31, 2024; 12,070,794 and 12,712,436 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	12	13
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at June 30, 2025 and December 31, 2024)	1	1
Additional paid in capital	1,179	2,417
Retained earnings	20,337	19,361
Accumulated other comprehensive loss	(114)	(445)
Total stockholders’ equity	22,296	22,228
Total liabilities and stockholders’ equity	$229,653	$223,720
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2025	2024	2025	2024
Interest income
Interest and fees on loans	$2,270	$2,422	$4,506	$4,776
Interest on investment securities	419	330	833	612
Interest on deposits at banks	256	378	501	826
Total interest income	2,945	3,130	5,840	6,214
Interest expense
Deposits	894	975	1,787	1,903
Borrowings	356	334	695	673
Total interest expense	1,250	1,309	2,482	2,576
Net interest income	1,695	1,821	3,358	3,638
Provision for credit losses	115	95	269	159
Net interest income after provision for credit losses	1,580	1,726	3,089	3,479
Noninterest income
Rental income on operating lease equipment	272	259	542	514
Lending-related fees	69	63	135	122
Deposit fees and service charges	59	57	117	115
Client investment fees	52	54	105	104
Wealth management services	55	52	111	103
International fees	33	29	65	57
Factoring commissions	18	19	35	36
Cardholder services, net	41	40	82	80
Merchant services, net	13	12	27	24
Insurance commissions	14	13	28	28
Fair value adjustment on marketable equity securities, net	2	(2)	(3)	(6)
Gain on sale of leasing equipment, net	8	4	13	14
Loss on extinguishment of debt	—	—	—	(2)
Other noninterest income	42	39	56	77
Total noninterest income	678	639	1,313	1,266
Noninterest expense
Depreciation on operating lease equipment	100	98	198	194
Maintenance and other operating lease expenses	55	60	113	105
Personnel cost	810	745	1,628	1,489
Net occupancy expense	61	58	119	120
Equipment expense	131	126	267	240
Professional fees	30	24	55	49
Third-party processing fees	63	58	126	118
FDIC insurance expense	38	33	76	74
Marketing expense	32	18	64	32
Acquisition-related expenses	38	44	80	102
Intangible asset amortization	13	15	28	32
Other noninterest expense	129	107	239	207
Total noninterest expense	1,500	1,386	2,993	2,762
Income before income taxes	758	979	1,409	1,983
Income tax expense	183	272	351	545
Net income	$575	$707	$1,058	$1,438
Preferred stock dividends	14	16	29	31
Net income available to common stockholders	$561	$691	$1,029	$1,407
Earnings per common share
Basic	$42.36	$47.54	$76.73	$96.81
Diluted	$42.36	$47.54	$76.73	$96.80
Weighted average common shares outstanding
Basic	13,237,226	14,534,499	13,405,295	14,533,900
Diluted	13,237,226	14,534,499	13,405,295	14,535,472
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2025	2024	2025	2024
Net income	$575	$707	$1,058	$1,438
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	89	(22)	328	(113)
Net change in defined benefit pension items	(3)	(8)	(3)	(8)
Net unrealized (loss) gain on cash flow hedge derivatives	(1)	2	6	2
Other comprehensive income (loss), net of tax	$85	$(28)	$331	$(119)
Total comprehensive income	$660	$679	$1,389	$1,319
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at March 31, 2025	$881	$12	$1	$1,798	$19,802	$(199)	$22,295
Net income	—	—	—	—	575	—	575
Other comprehensive income, net of tax	—	—	—	—	—	85	85
Repurchased 338,959 shares of Class A common stock	—	—	—	(619)	—	—	(619)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(24)	—	(24)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296

Balance at March 31, 2024	$881	$14	$1	$4,099	$17,435	$(582)	$21,848
Net income	—	—	—	—	707	—	707
Other comprehensive loss, net of tax	—	—	—	—	—	(28)	(28)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(22)	—	(22)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487

	Six Months Ended
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	1,058	—	1,058
Other comprehensive income, net of tax	—	—	—	—	—	331	331
Repurchased 641,642 shares of Class A common stock	—	(1)	—	(1,238)	—	—	(1,239)
Cash dividends declared ($3.90 per common share):
Class A common stock	—	—	—	—	(49)	—	(49)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296

Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	1,438	—	1,438
Other comprehensive loss, net of tax	—	—	—	—	—	(119)	(119)
Stock based compensation	—	—	—	(9)	—	—	(9)
Cash dividends declared ($3.28 per common share):
Class A common stock	—	—	—	—	(44)	—	(44)
Class B common stock	—	—	—	—	(3)	—	(3)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(16)	—	(16)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,058	$1,438
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	269	159
Deferred tax benefit	(74)	(183)
Depreciation, amortization, and accretion, net	193	(6)
Fair value adjustment on marketable equity securities, net	3	6
Gain on sale of loans, net	(4)	(3)
Gain on sale of operating lease equipment, net	(13)	(14)
Loss (gain) on other real estate owned, net	7	(3)
Loss on extinguishment of debt	—	2
Origination of loans held for sale	(678)	(547)
Proceeds from sale of loans held for sale	771	535
Impairment of premises and equipment	5	—
Net change in other assets	(241)	(268)
Net change in other liabilities	(290)	(224)
Other operating activities	(49)	(14)
Net cash provided by operating activities	957	878
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(4,820)	8,248
Purchases of investment securities available for sale	(2,910)	(10,757)
Proceeds from maturities of investment securities available for sale	2,972	2,729
Proceeds from sales of investment securities available for sale	1,196	695
Purchases of investment securities held to maturity	(218)	(791)
Proceeds from maturities of investment securities held to maturity	282	249
Net (increase) decrease in securities purchased under agreements to resell	(142)	81
Net increase in loans	(1,320)	(6,190)
Proceeds from sales of loans	146	218
Net increase in credit balances of factoring clients	127	86
Purchases of operating lease equipment	(385)	(428)
Proceeds from sales of operating lease equipment	124	103
Purchases of premises and equipment	(229)	(195)
Proceeds from sales of other real estate owned	10	11
Other investing activities	(272)	(169)
Net cash used in investing activities	(5,439)	(6,110)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(2,010)	(1,261)
Net increase in demand and other interest-bearing deposits	6,885	6,568
Net increase (decrease) in securities sold under agreements to repurchase	104	(99)
Repayment of long-term borrowings	(352)	(32)
Proceeds from issuance of long-term borrowings	1,242	—
Repurchase of Class A common stock	(1,231)	—
Cash dividends paid	(82)	(78)
Other financing activities	1	(10)
Net cash provided by financing activities	4,557	5,088
Change in cash and due from banks	75	(144)
Cash and due from banks at beginning of period	814	908
Cash and due from banks at end of period	$889	$764

	Six Months Ended June 30,
dollars in millions	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,422	$2,618
Income taxes	171	703
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	54	—
Net settlement with FDIC for Purchase Money Note	—	80
Transfer of assets from held for investment to held for sale	286	236
Commitments extended during the period on affordable housing investment credits	197	323
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

Changes to the Composition of Reportable Segments
We updated our segment reporting during the first quarter of 2025 (the “Segment Reporting Updates”) as we transferred certain components from the Silicon Valley Bank (“SVB”) Commercial and General Bank segments to the Commercial Bank segment and modified our segment expense allocation methodology. The Segment Reporting Updates did not result in the addition or removal of any of our existing segments at December 31, 2024, and the global fund banking and investor dependent loan portfolios, as well as a substantial portion of the cash flow dependent and innovation commercial and industrial (“innovation C&I”) loans, remain in the SVB Commercial segment. Segment disclosures for 2024 periods included in this Form 10-Q were recast to conform with the Segment Reporting Updates summarized above. Refer to Note 17—Segment Information for additional information.

2025 Loan Class Changes
At December 31, 2024, our disclosures for loans and leases and the allowance for loan and lease losses (“ALLL”) were aggregated into Commercial, Consumer, and SVB portfolios, each of which consisted of several loan classes as summarized below:
•The Commercial portfolio consisted of the following loan classes: commercial construction, owner occupied commercial mortgage, non-owner occupied commercial mortgage, commercial and industrial, and leases.
•The Consumer portfolio consisted of the following loan classes: residential mortgage, revolving mortgage, consumer auto, and consumer other.

•The SVB portfolio consisted of the following loan classes: global fund banking, investor dependent - early stage, investor dependent - growth stage, and cash flow dependent and innovation C&I.

For further descriptions of these loan classes, refer to Note 1—Significant Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements included in our 2024 Form 10-K.

During the second quarter of 2025, the loan classes which were reported in the SVB portfolio in the 2024 Form 10-K were recast to the Commercial portfolio (the “2025 Loan Class Changes”) as summarized below:
•Global fund banking remained a separate loan class, but is reported under the Commercial portfolio.
•Investor dependent–early stage and investor dependent–growth stage were combined into a single investor dependent loan class, which is reported under the Commercial portfolio.
•Cash flow dependent and innovation C&I was combined with the commercial and industrial loan class, which is reported under the Commercial portfolio.
Loan and lease and ALLL disclosures for all periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes. Refer to Note 4—Loans and Leases and Note 5—Allowance for Loan and Lease Losses.

The disclosures in Note 17—Segment Information were not recast as a result of the 2025 Loan Class Changes because the composition of reportable segments is separate and distinct from the identification of loan classes.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2024 Form 10-K. There were no material changes to these policies during the six months ended June 30, 2025.

NOTE 2 — BUSINESS COMBINATIONS

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

In connection with the SVBB Purchase Agreement, FCB entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). On April 7, 2025, FCB and the FDIC entered into an agreement (the “Shared-Loss Termination Agreement”) to terminate the Shared-Loss Agreement. As a result of entering into the Shared-Loss Termination Agreement, all rights and obligations of the parties under the Shared-Loss Agreement terminated as of the date of the Shared-Loss Termination Agreement, including FCB’s reporting covenants and obligations related to FDIC Loss Sharing and FCB reimbursement (each as defined in Note 2—Business Combinations in our 2024 Form 10-K). There was no impact to our consolidated balance sheets or statements of income resulting from the Shared-Loss Termination Agreement because there was no loss indemnification asset or true-up liability associated with the Shared-Loss Agreement, primarily based on evaluation of historical loss experience and the credit quality of the Covered Assets (as defined in Note 2—Business Combinations in our 2024 Form 10-K).

In connection with the SVBB Acquisition, FCB issued a five-year $36.07 billion note payable to the FDIC, maturing March 27, 2028, which was amended and restated on November 20, 2023 (the “Purchase Money Note”). FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of the SVBB Acquisition Date, and effective as of November 20, 2023 (the “Advance Facility Agreement”), which provided total advances available through March 27, 2025 of up to $70 billion solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. There were no amounts outstanding on the facility at the end of the draw period on March 27, 2025.

Refer to Note 2—Business Combinations in our 2024 Form 10-K for further discussion of the SVBB Acquisition, Purchase Money Note, and the Advance Facility Agreement.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$12,125	$50	$(5)	$12,170
Government agency	62	—	(2)	60
Residential mortgage-backed securities	17,118	196	(390)	16,924
Commercial mortgage-backed securities	3,695	26	(185)	3,536
Corporate bonds	364	—	(11)	353
Municipal bonds	17	—	—	17
Total investment securities available for sale	$33,381	$272	$(593)	$33,060
Investment in marketable equity securities	$78	$24	$(5)	$97
Investment securities held to maturity
U.S. Treasury	$486	$—	$(21)	$465
Government agency	1,493	—	(78)	1,415
Residential mortgage-backed securities	4,548	19	(565)	4,002
Commercial mortgage-backed securities	3,359	—	(633)	2,726
Supranational securities	302	—	(23)	279
Other	1	—	—	1
Total investment securities held to maturity	$10,189	$19	$(1,320)	$8,888
Total investment securities	$43,648	$315	$(1,918)	$42,045

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,897	$33	$(27)	$13,903
Government agency	79	—	(2)	77
Residential mortgage-backed securities	16,161	41	(582)	15,620
Commercial mortgage-backed securities	3,869	7	(210)	3,666
Corporate bonds	489	—	(22)	467
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,512	$81	$(843)	$33,750
Investment in marketable equity securities	$79	$27	$(5)	$101
Investment securities held to maturity
U.S. Treasury	$483	$—	$(31)	$452
Government agency	1,489	—	(115)	1,374
Residential mortgage-backed securities	4,558	2	(682)	3,878
Commercial mortgage-backed securities	3,407	—	(678)	2,729
Supranational securities	300	—	(33)	267
Other	2	—	—	2
Total investment securities held to maturity	$10,239	$2	$(1,539)	$8,702
Total investment securities	$44,830	$110	$(2,387)	$42,553

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At June 30, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $175 million and $20 million, respectively. At December 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $20 million, respectively. During the three and six months ended June 30, 2025 and 2024, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2025 or December 31, 2024.

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

Maturities - Debt Securities

dollars in millions	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$6,293	$6,307	$5,090	$5,086
After one through five years	6,043	6,071	8,945	8,949
After five through 10 years	153	145	346	330
After 10 years	17	17	22	22
Government agency	62	60	79	77
Residential mortgage-backed securities	17,118	16,924	16,161	15,620
Commercial mortgage-backed securities	3,695	3,536	3,869	3,666
Total investment securities available for sale	$33,381	$33,060	$34,512	$33,750
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$467	$463	$429	$419
After one through five years	1,429	1,352	1,299	1,208
After five through 10 years	386	345	546	468
Residential mortgage-backed securities	4,548	4,002	4,558	3,878
Commercial mortgage-backed securities	3,359	2,726	3,407	2,729
Total investment securities held to maturity	$10,189	$8,888	$10,239	$8,702

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income - taxable investment securities(1)	$418	$330	$831	$611
Dividend income - marketable equity securities	1	—	2	1
Interest on investment securities	$419	$330	$833	$612
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gain on sale of investment securities available for sale	$—	$—	$1	$—
Gross realized loss on sale of investment securities available for sale	—	—	(2)	—
Net realized loss on sale of investment securities available for sale	—	—	(1)	—
Net realized gain on sale of marketable equity securities	—	—	1	—
Realized gain (loss) on sale of investment securities, net	$—	$—	$—	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,201	$(2)	$395	$(3)	$1,596	$(5)
Government agency	—	—	60	(2)	60	(2)
Residential mortgage-backed securities	616	(4)	3,441	(386)	4,057	(390)
Commercial mortgage-backed securities	338	(1)	1,259	(184)	1,597	(185)
Corporate bonds	51	—	284	(11)	335	(11)
Total	$2,206	$(7)	$5,439	$(586)	$7,645	$(593)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$3,791	$(12)	$981	$(15)	$4,772	$(27)
Government agency	—	—	77	(2)	77	(2)
Residential mortgage-backed securities	7,470	(61)	3,575	(521)	11,045	(582)
Commercial mortgage-backed securities	1,183	(8)	1,342	(202)	2,525	(210)
Corporate bonds	16	—	438	(22)	454	(22)
Total	$12,460	$(81)	$6,413	$(762)	$18,873	$(843)

As of June 30, 2025, there were 458 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 414 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. Treasury securities and the remaining 44 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2025, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of June 30, 2025.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of June 30, 2025.

There were no debt securities on nonaccrual status as of June 30, 2025 or December 31, 2024.

Investment securities having an aggregate carrying value of $4.00 billion at June 30, 2025, and $3.94 billion at December 31, 2024, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method (the “PAM”).

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	June 30, 2025	December 31, 2024
Commercial
Commercial construction	$5,714	$5,109
Owner occupied commercial mortgage	17,053	16,842
Non-owner occupied commercial mortgage	16,100	16,194
Commercial and industrial	40,658	40,737
Leases	2,028	2,014
Global fund banking	28,677	27,904
Investor dependent	2,777	3,193
Total commercial	113,007	111,993
Consumer
Residential mortgage	23,059	23,152
Revolving mortgage	2,736	2,567
Consumer auto	1,490	1,523
Consumer other	977	986
Total consumer	28,262	28,228
Total loans and leases	$141,269	$140,221

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion related to changes in loan classes.

At June 30, 2025 and December 31, 2024, accrued interest receivable on loans included in other assets was $605 million and $603 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $75 million and $159 million for the three and six months ended June 30, 2025, including $4 million and $12 million for unfunded commitments, respectively. Discount accretion income was $145 million and $308 million for the three and six months ended June 30, 2024, including $20 million and $56 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	June 30, 2025	December 31, 2024
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(88)	$(91)

Net unamortized discount on acquired loans
Non-PCD	$1,399	$1,504
PCD	51	94
Total net unamortized discount	$1,450	$1,598

The aging and nonaccrual status of the outstanding loans and leases by class at June 30, 2025 and December 31, 2024 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1) (2)

dollars in millions	June 30, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$24	$—	$25	$49	$5,644	$5,693	$21	$5,714
Owner occupied commercial mortgage	50	36	8	94	16,867	16,961	92	17,053
Non-owner occupied commercial mortgage	4	58	88	150	15,615	15,765	335	16,100
Commercial and industrial	105	74	10	189	39,907	40,096	562	40,658
Leases	22	7	—	29	1,971	2,000	28	2,028
Global fund banking	—	—	—	—	28,677	28,677	—	28,677
Investor dependent	2	2	—	4	2,704	2,708	69	2,777
Total commercial	207	177	131	515	111,385	111,900	1,107	113,007
Consumer
Residential mortgage	141	29	5	175	22,713	22,888	171	23,059
Revolving mortgage	14	2	—	16	2,688	2,704	32	2,736
Consumer auto	9	2	—	11	1,471	1,482	8	1,490
Consumer other	6	3	2	11	965	976	1	977
Total consumer	170	36	7	213	27,837	28,050	212	28,262
Total loans and leases	$377	$213	$138	$728	$139,222	$139,950	$1,319	$141,269

	December 31, 2024
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$21	$1	$1	$23	$5,077	$5,100	$9	$5,109
Owner occupied commercial mortgage	30	9	2	41	16,739	16,780	62	16,842
Non-owner occupied commercial mortgage	43	27	78	148	15,621	15,769	425	16,194
Commercial and industrial	170	40	16	226	40,122	40,348	389	40,737
Leases	33	11	2	46	1,937	1,983	31	2,014
Global fund banking	—	—	—	—	27,904	27,904	—	27,904
Investor dependent	10	1	—	11	3,095	3,106	87	3,193
Total commercial	307	89	99	495	110,495	110,990	1,003	111,993
Consumer
Residential mortgage	172	27	7	206	22,798	23,004	148	23,152
Revolving mortgage	20	4	—	24	2,519	2,543	24	2,567
Consumer auto	12	3	—	15	1,500	1,515	8	1,523
Consumer other	5	3	3	11	974	985	1	986
Total consumer	209	37	10	256	27,791	28,047	181	28,228
Total loans and leases	$516	$126	$109	$751	$138,286	$139,037	$1,184	$140,221
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $10 million for the six months ended June 30, 2025 and $14 million for the year ended December 31, 2024.
(2)    Nonaccrual loans for which there was no related ALLL totaled $362 million at June 30, 2025 and $303 million at December 31, 2024.

Other real estate owned (“OREO”) and repossessed assets were $103 million as of June 30, 2025 and $64 million as of December 31, 2024.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2025 and December 31, 2024, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

The following tables summarize the commercial loans disaggregated by year of origination and by risk rating. The consumer loan delinquency status by year of origination is also presented below. The tables reflect the amortized cost of the loans and include purchased credit deteriorated (“PCD”) loans.

Commercial Loans - Risk Classifications by Class

June 30, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial construction
Pass	$1,169	$1,610	$1,540	$666	$97	$85	$344	$—	$5,511
Special Mention	—	—	56	—	—	7	—	—	63
Substandard	21	12	2	86	14	2	—	—	137
Doubtful	3	—	—	—	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,193	1,622	1,598	752	111	94	344	—	5,714
Owner occupied commercial mortgage
Pass	1,264	2,645	2,420	2,568	2,406	4,503	208	29	16,043
Special Mention	22	27	54	108	42	56	2	—	311
Substandard	24	47	105	189	72	239	17	1	694
Doubtful	—	—	4	—	1	—	—	—	5
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,310	2,719	2,583	2,865	2,521	4,798	227	30	17,053
Non-owner occupied commercial mortgage
Pass	1,379	2,943	3,330	2,431	1,479	2,819	102	3	14,486
Special Mention	57	26	170	157	4	16	—	—	430
Substandard	229	289	156	139	42	243	2	—	1,100
Doubtful	7	12	—	13	4	48	—	—	84
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,672	3,270	3,656	2,740	1,529	3,126	104	3	16,100
Commercial and industrial
Pass	6,411	9,072	4,805	3,649	1,927	1,908	8,923	51	36,746
Special Mention	104	178	130	221	172	50	133	—	988
Substandard	247	232	448	639	351	77	579	3	2,576
Doubtful	18	17	32	33	11	1	86	—	198
Ungraded	—	—	—	—	—	—	150	—	150
Total commercial and industrial	6,780	9,499	5,415	4,542	2,461	2,036	9,871	54	40,658
Leases
Pass	414	629	417	217	97	84	—	—	1,858
Special Mention	11	20	15	22	3	1	—	—	72
Substandard	13	26	25	12	9	5	—	—	90
Doubtful	1	2	2	2	1	—	—	—	8
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	439	677	459	253	110	90	—	—	2,028
Global fund banking
Pass	325	890	144	106	13	18	27,164	13	28,673
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3	—	—	1	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	325	890	144	109	13	18	27,165	13	28,677
Investor dependent
Pass	514	906	279	166	4	—	261	—	2,130
Special Mention	26	32	24	6	9	—	4	—	101
Substandard	8	178	165	69	6	—	51	—	477
Doubtful	2	24	11	19	4	—	9	—	69
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent	550	1,140	479	260	23	—	325	—	2,777
Total commercial	$12,269	$19,817	$14,334	$11,521	$6,768	$10,162	$38,036	$100	$113,007

Consumer Loans - Delinquency Status by Class

June 30, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$983	$2,265	$2,769	$5,022	$4,914	$6,795	$5	$—	$22,753
30-59 days	—	4	14	23	14	99	—	—	154
60-89 days	—	1	2	6	5	30	—	—	44
90 days or greater	1	1	4	8	13	81	—	—	108
Total residential mortgage	984	2,271	2,789	5,059	4,946	7,005	5	—	23,059
Revolving mortgage
Current	—	—	—	—	—	—	2,580	120	2,700
30-59 days	—	—	—	—	—	—	11	5	16
60-89 days	—	—	—	—	—	—	1	4	5
90 days or greater	—	—	—	—	—	—	3	12	15
Total revolving mortgage	—	—	—	—	—	—	2,595	141	2,736
Consumer auto
Current	298	508	283	214	112	59	—	—	1,474
30-59 days	—	3	3	2	1	1	—	—	10
60-89 days	—	1	1	1	—	—	—	—	3
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	298	513	288	218	113	60	—	—	1,490
Consumer other
Current	47	126	103	75	21	20	574	—	966
30-59 days	—	1	1	—	—	—	3	—	5
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	47	127	104	75	21	22	581	—	977
Total consumer	$1,329	$2,911	$3,181	$5,352	$5,080	$7,087	$3,181	$141	$28,262

The following tables represent current credit quality indicators by origination year as of December 31, 2024:

Commercial Loans - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$1,095	$1,854	$1,276	$287	$152	$52	$148	$—	$4,864
Special Mention	—	80	35	—	7	24	—	—	146
Substandard	—	8	47	20	7	17	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,095	1,942	1,358	307	166	93	148	—	5,109
Owner occupied commercial mortgage
Pass	2,721	2,445	2,747	2,581	2,199	2,988	223	29	15,933
Special Mention	22	46	70	58	32	61	9	—	298
Substandard	30	34	136	82	73	245	10	1	611
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,773	2,525	2,953	2,721	2,304	3,294	242	30	16,842
Non-owner occupied commercial mortgage
Pass	2,879	3,082	2,744	2,041	1,598	2,134	119	3	14,600
Special Mention	—	66	293	43	4	86	—	—	492
Substandard	12	15	171	39	116	653	—	—	1,006
Doubtful	—	—	—	—	20	76	—	—	96
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,891	3,163	3,208	2,123	1,738	2,949	119	3	16,194
Commercial and industrial
Pass	11,813	6,295	4,622	2,389	1,221	1,408	9,033	67	36,848
Special Mention	145	236	255	302	29	69	203	—	1,239
Substandard	155	347	614	332	195	207	454	4	2,308
Doubtful	5	23	42	15	1	18	103	—	207
Ungraded	—	—	—	—	—	—	135	—	135
Total commercial and industrial	12,118	6,901	5,533	3,038	1,446	1,702	9,928	71	40,737
Leases
Pass	739	506	300	147	96	46	—	—	1,834
Special Mention	13	17	29	5	4	—	—	—	68
Substandard	21	29	23	13	9	8	—	—	103
Doubtful	1	3	2	2	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	774	555	354	167	110	54	—	—	2,014
Global fund banking
Pass	892	179	147	20	14	12	26,588	36	27,888
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	892	179	152	28	16	12	26,589	36	27,904
Investor dependent
Pass	1,135	640	352	37	—	—	315	3	2,482
Special Mention	17	28	6	—	—	—	26	—	77
Substandard	122	173	164	31	1	—	61	—	552
Doubtful	26	19	28	5	—	—	4	—	82
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent	1,300	860	550	73	1	—	406	3	3,193
Total commercial	$21,843	$16,125	$14,108	$8,457	$5,781	$8,104	$37,432	$143	$111,993

Consumer Loans - Delinquency Status by Class

December 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$2,178	$2,968	$5,264	$5,148	$2,913	$4,353	$4	$—	$22,828
30-59 days	3	13	19	23	31	95	—	—	184
60-89 days	1	3	5	2	2	28	—	—	41
90 days or greater	—	4	6	7	9	73	—	—	99
Total residential mortgage	2,182	2,988	5,294	5,180	2,955	4,549	4	—	23,152
Revolving mortgage
Current	—	—	—	—	—	—	2,420	108	2,528
30-59 days	—	—	—	—	—	—	16	6	22
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,440	127	2,567
Consumer auto
Current	617	358	277	155	68	27	—	—	1,502
30-59 days	3	3	3	2	1	1	—	—	13
60-89 days	1	1	1	1	—	—	—	—	4
90 days or greater	1	1	1	1	—	—	—	—	4
Total consumer auto	622	363	282	159	69	28	—	—	1,523
Consumer other
Current	147	144	99	30	6	18	531	—	975
30-59 days	1	—	—	—	—	1	3	—	5
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	148	144	100	30	6	20	538	—	986
Total consumer	$2,952	$3,495	$5,676	$5,369	$3,030	$4,597	$2,982	$127	$28,228

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Six Months Ended June 30, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$1	$—	$—	$1
Non-owner occupied commercial mortgage	—	23	2	17	—	17	—	—	59
Commercial and industrial	15	11	32	33	6	3	56	1	157
Leases	1	2	2	2	2	2	—	—	11
Investor dependent	—	6	23	26	6	4	3	—	68
Total commercial	16	42	59	78	14	27	59	1	296
Consumer
Consumer auto	—	1	1	1	—	—	—	—	3
Consumer other	—	1	1	1	—	—	9	—	12
Total consumer	—	2	2	2	—	—	9	—	15
Total loans and leases	$16	$44	$61	$80	$14	$27	$68	$1	$311

Six Months Ended June 30, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$46	$—	$—	$46
Commercial and industrial	4	18	39	7	2	8	33	1	112
Leases	—	6	10	5	2	2	—	—	25
Investor dependent	—	23	37	19	3	4	5	—	91
Total commercial	4	47	86	31	7	60	38	1	274
Consumer
Consumer auto	—	1	1	1	—	—	—	—	3
Consumer other	—	1	1	—	—	—	8	—	10
Total consumer	—	2	2	1	—	—	8	—	13
Total loans and leases	$4	$49	$88	$32	$7	$60	$46	$1	$287

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

The following tables present the amortized cost of loan modifications made to debtors experiencing financial difficulty, disaggregated by class and type of loan modification. The tables also provide financial effects by type of such loan modifications for the respective loan class. Loan modifications for principal forgiveness round to less than $1 million for all loan classes in all periods presented and are not presented in the following tables.

Amortized Cost of Loans Modified during the three months ended June 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$24	$—	$—	$—	$10	$—	$34	0.60%
Owner occupied commercial mortgage	2	2	—	29	7	—	40	0.24
Non-owner occupied commercial mortgage	60	—	—	64	—	—	124	0.77
Commercial and industrial	23	60	—	2	10	5	100	0.24
Investor dependent	7	28	—	—	—	—	35	1.27
Total commercial	116	90	—	95	27	5	333	0.29
Consumer
Residential mortgage	5	—	3	1	24	—	33	0.14
Revolving mortgage	1	—	—	—	—	—	1	0.03
Total consumer	6	—	3	1	24	—	34	0.12
Total loans and leases	$122	$90	$3	$96	$51	$5	$367	0.26%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $5 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Amortized Cost of Loans Modified during the three months ended June 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Owner occupied commercial mortgage	$8	$—	$3	$—	$—	$11	0.07%
Non-owner occupied commercial mortgage	41	—	—	—	—	41	0.26
Commercial and industrial	30	93	31	10	4	168	0.42
Investor dependent	2	48	—	17	1	68	1.78
Total commercial	81	141	34	27	5	288	0.26
Consumer
Residential mortgage	3	—	—	—	—	3	0.01
Revolving mortgage	2	—	—	—	—	2	0.11
Total consumer	5	—	—	—	—	5	0.02
Total loans and leases	$86	$141	$34	$27	$5	$293	0.21%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $4 million commercial and industrial loans modified with a term extension and interest rate reduction as well as $1 million of investor dependent loans modified with a term extension, interest rate reduction, and payment delay.

Financial Effects of Loan Modifications made during the three months ended June 30, 2025

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	7	—%	6
Owner occupied commercial mortgage	12	1.93	5
Non-owner occupied commercial mortgage	27	0.60	—
Commercial and industrial	13	1.06	15
Investor dependent	6	—	5
Total commercial	19	1.01	11
Consumer
Residential mortgage	8	1.14	6
Revolving mortgage	43	4.40	—
Consumer auto	19	—	—
Consumer other	60	8.94	—
Total consumer	9	1.58	6
Total loans and leases	18	1.04%	11

Financial Effects of Loan Modifications made during the three months ended June 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	60	—%	—
Owner occupied commercial mortgage	86	1.81	—
Non-owner occupied commercial mortgage	20	—	6
Commercial and industrial	16	0.54	11
Leases	—	—	6
Investor dependent	9	2.75	8
Total commercial	22	0.69	10
Consumer
Residential mortgage	120	—	—
Revolving mortgage	60	3.00	—
Consumer auto	32	—	—
Consumer other	—	7.53	—
Total consumer	90	4.77	—
Total loans and leases	24	0.69%	10
Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

Amortized Cost of Loans Modified during the six months ended June 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$24	$—	$—	$—	$12	$—	$36	0.62%
Owner occupied commercial mortgage	11	4	—	29	20	—	64	0.37
Non-owner occupied commercial mortgage	61	—	—	64	23	—	148	0.91
Commercial and industrial	82	77	—	3	22	5	189	0.47
Investor dependent	10	44	—	—	6	—	60	2.15
Total commercial	188	125	—	96	83	5	497	0.44
Consumer
Residential mortgage	9	—	3	2	25	—	39	0.17
Revolving mortgage	1	—	—	—	—	—	1	0.05
Total consumer	10	—	3	2	25	—	40	0.14
Total loans and leases	$198	$125	$3	$98	$108	$5	$537	0.38%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $5 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Amortized Cost of Loans Modified during the six months ended June 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.07%
Owner occupied commercial mortgage	23	—	4	1	9	—	37	0.23
Non-owner occupied commercial mortgage	78	—	—	—	26	—	104	0.67
Commercial and industrial	62	93	31	11	10	—	207	0.52
Investor dependent	2	74	—	—	26	1	103	2.71
Total commercial	168	167	35	12	71	1	454	0.41
Consumer
Residential mortgage	7	—	—	2	—	—	9	0.04
Revolving mortgage	3	—	—	1	—	—	4	0.18
Total consumer	10	—	—	3	—	—	13	0.05
Total loans and leases	$178	$167	$35	$15	$71	$1	$467	0.34%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of investor dependent loans modified with a term extension, interest rate reduction, and payment delay.

Financial Effects of Loan Modifications made during the six months ended June 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	7	—%	6
Owner occupied commercial mortgage	11	1.93	5
Non-owner occupied commercial mortgage	24	0.60	7
Commercial and industrial	16	1.03	13
Investor dependent	7	—	5
Total commercial	17	1.01	9
Consumer
Residential mortgage	11	1.18	6
Revolving mortgage	47	3.75	5
Consumer auto	20	—	—
Consumer other	60	9.20	—
Total consumer	12	1.67	6
Total loans and leases	17	1.05%	9

Financial Effects of Loan Modifications made during the six months ended June 30, 2024

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	19	—%	—
Owner occupied commercial mortgage	39	1.42	20
Non-owner occupied commercial mortgage	24	—	48
Commercial and industrial	14	0.66	11
Leases	—	—	6
Investor dependent	12	2.75	8
Total commercial	21	0.77	14
Consumer
Residential mortgage	73	1.51	—
Revolving mortgage	60	4.08	—
Consumer auto	30	0.26	—
Consumer other	46	8.79	—
Total consumer	68	2.45	—
Total loans and leases	23	0.86%	14
Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

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

At June 30, 2025, there were $78 million of loans modified in the twelve months ended June 30, 2025, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended June 30, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$36	$—	$—	$—	$36
Owner occupied commercial mortgage	71	1	1	3	76
Non-owner occupied commercial mortgage	260	14	—	43	317
Commercial and industrial	270	2	4	1	277
Investor dependent	76	—	3	—	79
Total commercial	713	17	8	47	785
Consumer
Residential mortgage	37	3	2	3	45
Revolving mortgage	7	—	—	—	7
Total consumer	44	3	2	3	52
Total loans and leases	$757	$20	$10	$50	$837

Modified Loans Payment Status (twelve months ended June 30, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$3	$—	$—	$—	$3
Owner occupied commercial mortgage	35	—	2	1	38
Non-owner occupied commercial mortgage	222	—	1	10	233
Commercial and industrial	238	3	1	1	243
Investor dependent	113	—	—	9	122
Total commercial	611	3	4	21	639
Consumer
Residential mortgage	11	4	2	1	18
Revolving mortgage	6	—	—	—	6
Total consumer	17	4	2	1	24
Total loans and leases	$628	$7	$6	$22	$663

At June 30, 2025, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the six months ended June 30, 2025. At December 31, 2024, there were $55 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2024.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Federal Reserve Bank (“FRB”) and FDIC.

Loans Pledged

dollars in millions	June 30, 2025	December 31, 2024
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$18,552	$17,873
Less: advances	—	—
Less: letters of credit	700	1,450
Available borrowing capacity	$17,852	$16,423
Pledged non-PCD loans	$30,835	$30,421

FRB
Lendable collateral value of pledged non-PCD loans	$10,561	$5,475
Less: advances	—	—
Available borrowing capacity	$10,561	$5,475
Pledged non-PCD loans	$12,026	$6,309

FDIC
Lendable collateral value of pledged loans	$36,711	$41,282
Less: advances	—	—
Less: Purchase Money Note	35,991	35,991
Available borrowing capacity (1)	$—	$5,291
Pledged loans (1)	$36,711	$41,040
(1) The draw period ended on March 27, 2025, therefore there is no available borrowing capacity at June 30, 2025. Loans remain pledged as collateral for the Purchase Money Note.

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

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2025 or December 31, 2024.

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

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,517	$163	$1,680	$1,582	$155	$1,737
Provision for loan and lease losses	111	—	111	94	1	95
Charge-offs	(137)	(7)	(144)	(153)	(6)	(159)
Recoveries	21	4	25	24	3	27
Balance at end of period	$1,512	$160	$1,672	$1,547	$153	$1,700

dollars in millions	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747
Provision (benefit) for loan and lease losses	249	10	259	193	(5)	188
Charge-offs	(296)	(15)	(311)	(274)	(13)	(287)
Recoveries	41	7	48	47	5	52
Balance at end of period	$1,512	$160	$1,672	$1,547	$153	$1,700

The decrease of $8 million in the ALLL at June 30, 2025 compared to March 31, 2025 primarily reflected decreases related to Hurricane Helene, other credit quality improvements, and a modest shift in our weighting from the downside to baseline economic scenario, partially offset by higher specific reserves for individually evaluated loans. The decrease of $4 million in the ALLL at June 30, 2025 compared to December 31, 2024 was mainly due to decreases discussed above and the result of a mix shift from investor dependent loans to global fund banking loans, which has a lower loss rate relative to our other loan portfolios, partially offset by the impact of loan growth.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for loan and lease losses	$111	$95	$259	$188
Provision (benefit) for off-balance sheet credit exposure	4	—	10	(29)
Provision for credit losses	$115	$95	$269	$159

NOTE 6 — LEASES

Lessee
BancShares’ leases primarily include administrative offices and bank locations. Substantially all of our operating lease liabilities relate to United States real estate leases. Our finance lease liabilities relate to equipment leases, including the lease of certain ATMs. Our real estate leases have remaining lease terms of up to 32 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	June 30, 2025	December 31, 2024
Lease assets:
Operating lease ROU assets	Other assets	$318	$316
Finance leases	Premises and equipment	60	15
Total lease assets		$378	$331
Lease liabilities:
Operating leases	Other liabilities	$356	$357
Finance leases	Other borrowings	63	15
Total lease liabilities		$419	$372
Weighted-average remaining lease terms:
Operating leases		7.2 years	7.4 years
Finance leases		8.0 years	11.7 years
Weighted-average discount rate:
Operating leases		2.97%	2.94%
Finance leases		4.33	3.96

As of June 30, 2025, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Operating lease cost	Occupancy expense	$18	$19	$36	$37
Finance lease ROU asset amortization	Equipment expense	2	—	3	1
Interest on lease liabilities	Interest expense - other borrowings	1	—	1	—
Variable lease cost (1)	Occupancy expense	5	6	12	15
Sublease income	Occupancy expense	(1)	(2)	(3)	(3)
Net lease cost (1)		$25	$23	$49	$50
(1) Includes short-term lease cost.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term.

For finance leases, the right of use (“ROU”) asset is amortized straight-line over the lease term as equipment expense and interest on the lease liability is recognized separately.

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

Sublease income results from leasing excess building space that BancShares is no longer utilizing under operating leases, which have remaining lease terms of up to 11 years.

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$37
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	2	1
ROU assets obtained in exchange for new operating lease liabilities	41	22
ROU assets obtained in exchange for new finance lease liabilities	48	—

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income – operating leases	$258	$241	$512	$478
Variable lease income – operating leases (1)	14	18	30	36
Rental income on operating leases	272	259	542	514
Interest income – sales type and direct financing leases	44	44	87	87
Variable lease income included in other noninterest income (2)	16	15	30	31
Interest income – leveraged leases	1	1	2	2
Total lease income	$333	$319	$661	$634
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at June 30, 2025 and December 31, 2024. There was no goodwill impairment during the six months ended June 30, 2025 or 2024. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Six Months Ended June 30,
dollars in millions	2025
Balance at beginning of period, net of accumulated amortization	$249
Less: amortization for the period	28
Balance at end of period, net of accumulated amortization	$221

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	June 30, 2025	December 31, 2024
Gross balance	$501	$501
Less: accumulated amortization	280	252
Balance, net of accumulated amortization	$221	$249

The following table summarizes the expected amortization expense as of June 30, 2025 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2025	$26
2026	46
2027	39
2028	34
2029	30
2030	28
Thereafter	18
Balance, net of accumulated amortization	$221

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

Unconsolidated VIEs Carrying Value

dollars in millions	June 30, 2025	December 31, 2024
Affordable housing tax credit investments	$2,430	$2,357
Other tax credit equity investments	2	2
Total tax credit equity investments	$2,432	$2,359
Other unconsolidated investments	160	157
Total affordable housing tax credit and other unconsolidated investments (maximum loss exposure) (1)	$2,592	$2,516
Liabilities for commitments to fund tax credit investments (2)	$1,163	$1,214
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

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of affordable housing tax credit investments (1)	$70	$59	$134	$118
Tax credits from affordable housing tax credit investments	(67)	(58)	(135)	(115)
Other tax benefits from affordable housing tax credit investments	(16)	(10)	(23)	(21)
Net income tax benefit from affordable housing tax credit investments (2)	$(13)	$(9)	$(24)	$(18)
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

NOTE 9 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $471 million and $367 million at June 30, 2025 and December 31, 2024, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.52% and 0.59% at June 30, 2025 and December 31, 2024, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $553 million and $435 million at June 30, 2025 and December 31, 2024, respectively.

Long-term Borrowings

On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due in 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due in 2040 in a public offering. On June 15, 2025, the Parent Company redeemed all $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030.

The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Long-term Borrowings

dollars in millions	Maturity	June 30, 2025	December 31, 2024
Parent Company:
Senior:
Fixed-to-Floating Senior Notes at 5.231%(1)	March 2031	$497	$—
Subordinated:
Fixed-to-Floating Subordinated Notes at 3.375%(2)	March 2030	—	350
Fixed-to-Fixed Subordinated Notes at 6.254%(3)	March 2040	745	—
Subsidiaries:
Senior:
Fixed Senior Unsecured Notes at 6.00%	April 2036	58	58
Subordinated:
Fixed Subordinated Notes at 6.125%	March 2028	437	445
Secured:
Purchase Money Note to FDIC fixed at 3.50%(4)	March 2028	35,841	35,816
Capital lease obligations	Maturities through May 2057	63	15
Total long-term borrowings		$37,641	$36,684
(1) The fixed rate period will end March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded Secured Overnight Financing Rate (“SOFR”) Index Rate plus 141 basis points (“bps”) per annum until the maturity date (or date of earlier redemption).
(2) The fixed rate period ended on March 15, 2025, and the notes converted to a floating interest rate equal to Three-Month Term SOFR plus 246.5 bps per annum. The notes included a callable feature and were redeemed on June 15, 2025.
(3) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 197 bps per annum until the maturity date (or date of earlier redemption).
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

Refer to Note 11—Fair Value for further information on derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	June 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$134	$—	$—	$334	$—	$—
Interest rate contracts hedging long-term borrowings	200	—	—	750	—	—
Total fair value hedges (1) (2)	334	—	—	1,084	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	3,000	—	—	3,500	1	—
Total derivatives designated as hedging instruments	$3,334	$—	$—	$4,584	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (2)	$27,721	$418	$(411)	$26,235	$491	$(516)
Foreign exchange contracts (3)	8,408	188	(219)	7,843	152	(108)
Other contracts (4)	1,520	20	(1)	1,316	16	(1)
Total derivatives not designated as hedging instruments	$37,649	$626	$(631)	$35,394	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$626	$(631)		$660	$(625)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		$626	$(631)		$660	$(625)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $300 million and $0 million, respectively, as of June 30, 2025, and $177 million and $0 million, respectively, as of December 31, 2024.
(4)     Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting (form of collateral payment when the underlying fair value changes) on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	June 30, 2025		December 31, 2024
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Gross fair value	$20	$—	$15	$—
Cleared trades, variation margin netting	(20)	—	(14)	—
Total derivatives designated as hedging instruments	$—	$—	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Gross fair value	$688	$(670)	$742	$(647)
Cleared trades, variation margin netting	(62)	39	(83)	22
Total derivatives not designated as hedging instruments	$626	$(631)	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$626	$(631)	$660	$(625)
Amounts subject to master netting agreements (1)	(146)	146	(48)	48
Cash collateral pledged (received) subject to master netting agreements (2)	(222)	108	(539)	2
Total net derivative fair value	$258	$(377)	$73	$(575)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Interest Expense	2025	2024	2025	2024
Gain (loss) on hedging instruments - time deposits	Deposits	$—	$(1)	$—	$(1)
Loss on hedging instruments - borrowings	Borrowings	—	(1)	—	(6)
Gain (loss) on hedged item - time deposits	Deposits	—	1	—	1
Gain on hedged item - borrowings	Borrowings	1	—	2	5
Net gain on fair value hedges	Total interest expense	$1	$(1)	$2	$(1)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
June 30, 2025
Long-term borrowings	$219	$—	$—
Deposits	134	—	—
December 31, 2024
Long-term borrowings	795	2	—
Deposits	335	1	—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other comprehensive income on cash flow hedge derivatives before reclassifications	$—	$3	$12	$3
Amounts reclassified from AOCI to earnings	(1)	—	(4)	—
Other comprehensive income on cash flow hedge derivatives	$(1)	$3	$8	$3

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	June 30, 2025	December 31, 2024
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$14	$8
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$6	$7
Maximum number of months over which forecasted cash flows are hedged	25	24
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Amounts Recognized	2025	2024	2025	2024
Interest rate contracts	Other noninterest income	$7	$3	$6	$11
Foreign currency forward contracts (1)	Other noninterest income	(45)	11	(64)	23
Other contracts	Other noninterest income	2	—	2	(1)
Total non-qualifying hedges - income statement impact		$(36)	$14	$(56)	$33
(1) This is primarily related to economic hedges of foreign currency risks arising from loans and other assets denominated in foreign currency. There is an offsetting impact within noninterest income for the foreign exchange revaluation of the associated assets denominated in foreign currency.

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$12,170	$—	$12,170	$—
Government agency	60	—	60	—
Residential mortgage-backed securities	16,924	—	16,924	—
Commercial mortgage-backed securities	3,536	—	3,536	—
Corporate bonds	353	—	215	138
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,060	$—	$32,922	$138
Marketable equity securities	97	42	55	—
Loans held for sale	83	—	83	—
Loans	23	—	23	—
Derivative assets (1)
Total qualifying hedge assets	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$418	$—	$415	$3
Foreign exchange contracts — non-qualifying hedges	188	—	188	—
Other derivative contracts — non-qualifying hedges	20	—	—	20
Total non-qualifying hedge assets	$626	$—	$603	$23
Total derivative assets	$626	$—	$603	$23
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$411	$—	$411	$—
Foreign exchange contracts — non-qualifying hedges	219	—	219	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$631	$—	$630	$1
Total derivative liabilities	$631	$—	$630	$1
(1) Derivative fair values include accrued interest.

dollars in millions	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,903	$—	$13,903	$—
Government agency	77	—	77	—
Residential mortgage-backed securities	15,620	—	15,620	—
Commercial mortgage-backed securities	3,666	—	3,666	—
Corporate bonds	467	—	299	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,750	$—	$33,582	$168
Marketable equity securities	101	48	53	—
Loans held for sale	55	—	55	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$491	$—	$490	$1
Foreign exchange contracts — non-qualifying hedges	152	—	152	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$659	$—	$642	$17
Total derivative assets	$660	$—	$643	$17
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$516	$—	$516	$—
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$625	$—	$624	$1
Total derivative liabilities	$625	$—	$624	$1
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	June 30, 2025	December 31, 2024
Assets
Corporate bonds	$138	$168	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$23	$17	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$168	$17	$1	$157	$7	$1
Purchases	—	4	—	—	5	—
Changes in fair value included in earnings	—	3	—	—	(1)	—
Changes in fair value included in comprehensive income	5	—	—	4	—	—
Maturity and settlements	(35)	(1)	—	—	—	—
Ending balance	$138	$23	$1	$161	$11	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	June 30, 2025			December 31, 2024
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$106	$106	$—	$55	$54	$1
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three and six months ended June 30, 2025 and 2024. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2025 or December 31, 2024.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2025
Assets held for sale - loans	$2	$—	$—	$2	$(6)
Loans - collateral dependent loans	275	—	—	275	(113)
Other real estate owned	76	—	—	76	(7)
Total	$354	$—	$—	$354	$(126)
December 31, 2024
Assets held for sale - loans	$13	$—	$—	$13	$(7)
Loans - collateral dependent loans	388	—	—	388	(171)
Other real estate owned	16	—	—	16	6
Total	$417	$—	$—	$417	$(172)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 7% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2025 and December 31, 2024, the weighted average discount applied was 9.46% and 9.45%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	June 30, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$889	$889	$—	$—	$889
Interest-earning deposits at banks	26,184	26,184	—	—	26,184
Securities purchased under agreements to resell	300	—	300	—	300
Investment in marketable equity securities	97	42	55	—	97
Investment securities available for sale	33,060	—	32,922	138	33,060
Investment securities held to maturity	10,189	—	8,888	—	8,888
Loans held for sale	123	—	83	40	123
Net loans	137,605	—	1,538	136,582	138,120
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	19	—	19	—	19
Mortgage servicing rights	29	—	—	48	48
Derivative assets - non-qualifying hedges	626	—	603	23	626
Financial Liabilities
Deposits with no stated maturity	148,693	—	148,693	—	148,693
Time deposits	11,242	—	11,244	—	11,244
Credit balances of factoring clients	1,077	—	—	1,077	1,077
Securities sold under customer repurchase agreements	471	—	471	—	471
Long-term borrowings	37,578	—	37,507	—	37,507
Accrued interest payable	120	—	120	—	120
Derivative liabilities - non-qualifying hedges	631	—	630	1	631

	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$814	$814	$—	$—	$814
Interest-earning deposits at banks	21,364	21,364	—	—	21,364
Securities purchased under agreements to resell	158	—	158	—	158
Investment in marketable equity securities	101	48	53	—	101
Investment securities available for sale	33,750	—	33,582	168	33,750
Investment securities held to maturity	10,239	—	8,702	—	8,702
Loans held for sale	82	—	55	27	82
Net loans	136,567	—	1,463	133,409	134,872
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	27	—	—	47	47
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	659	—	642	17	659
Financial Liabilities
Deposits with no stated maturity	141,976	—	141,976	—	141,976
Time deposits	13,253	—	13,247	—	13,247
Credit balances of factoring clients	1,016	—	—	1,016	1,016
Securities sold under customer repurchase agreements	367	—	367	—	367
Long-term borrowings	36,669	—	36,220	—	36,220
Accrued interest payable	134	—	134	—	134
Derivative liabilities - non-qualifying hedges	625	—	624	1	625

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at June 30, 2025 and December 31, 2024 included $212 million and $211 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2025 and December 31, 2024. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 12 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	June 30, 2025
	Common Stock Outstanding
	Class A	Class B
Common stock - March 31, 2025	12,409,753	1,005,185
Shares repurchased under authorized repurchase plan	(338,959)	—
Common stock - June 30, 2025	12,070,794	1,005,185

Common stock - December 31, 2024	12,712,436	1,005,185
Shares purchased under authorized repurchase plan	(641,642)	—
Common stock - June 30, 2025	12,070,794	1,005,185

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

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	June 30, 2025			December 31, 2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(321)	$65	$(256)	$(762)	$178	$(584)
Unrealized loss on securities available for sale transferred to held to maturity	(6)	2	(4)	(6)	2	(4)
Defined benefit pension items	178	(46)	132	182	(47)	135
Unrealized gain on cash flow hedge derivatives	19	(5)	14	11	(3)	8
Total accumulated other comprehensive loss	$(130)	$16	$(114)	$(575)	$130	$(445)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	328	—	(3)	9	334
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive income (loss) for the period	328	—	(3)	6	331
Balance as of June 30, 2025	$(256)	$(4)	$132	$14	$(114)

Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
Other comprehensive loss (income) for the period	(113)	—	(8)	2	(119)
Balance as of June 30, 2024	$(690)	$(5)	$83	$2	$(610)

Other Comprehensive Income The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended June 30,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive income (loss) on securities available for sale	$119	$(30)	$89	$(30)	$8	$(22)

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(4)	$1	$(3)	$(10)	$2	$(8)

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$—	$(1)	$(1)	$3	$(1)	$2
Amounts reclassified from AOCI to earnings	(1)	1	—	—	—	—	Interest and fees on loans
Other comprehensive (loss) income on cash flow hedge derivatives	$(1)	$—	$(1)	$3	$(1)	$2
Total other comprehensive income (loss)	$114	$(29)	$85	$(37)	$9	$(28)

dollars in millions	Six Months Ended June 30,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive income (loss) on securities available for sale	$441	$(113)	$328	$(154)	$41	$(113)

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(4)	$1	$(3)	$(10)	$2	$(8)

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$12	$(3)	$9	$3	$(1)	$2
Amounts reclassified from AOCI to earnings	(4)	1	(3)	—	—	—	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$8	$(2)	$6	$3	$(1)	$2
Total other comprehensive income (loss)	$445	$(114)	$331	$(161)	$42	$(119)

NOTE 14 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$575	$707	$1,058	$1,438
Preferred stock dividends	14	16	29	31
Net income available to common stockholders	$561	$691	$1,029	$1,407
Weighted average common shares outstanding
Basic shares outstanding	13,237,226	14,534,499	13,405,295	14,533,900
Stock-based awards	—	—	—	1,572
Diluted shares outstanding	13,237,226	14,534,499	13,405,295	14,535,472
Earnings per common share
Basic	$42.36	$47.54	$76.73	$96.81
Diluted	$42.36	$47.54	$76.73	$96.80

NOTE 15 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 24.1% and 27.8% for the three months ended June 30, 2025 and 2024, respectively, and 24.9% and 27.5% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the ETR for the three and six months ended June 30, 2025 compared to 2024 was mostly due to a reduction in the state and local income tax rate.

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

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several provisions that impact corporate taxation. BancShares is in the process of evaluating the impact of the OBBBA on its financial statements.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$2	$3	$4	$5
Interest cost	16	15	32	30
Expected return on assets	(23)	(23)	(47)	(46)
Net periodic benefit	$(5)	$(5)	$(11)	$(11)

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

Certain noninterest expenses are directly incurred by a segment, while others are not. Noninterest expenses not directly incurred by a segment are included in Corporate unless allocated to a segment (“Allocated Expenses”). Under our segment expense allocation methodology, Allocated Expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below includes the effect of Allocated Expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate.

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

SVB Commercial
The SVB Commercial segment offers products and services to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. The SVB Commercial segment provides solutions to the financial needs of commercial clients. Loan products consist of capital call lines of credit, investor dependent loans, and commercial and industrial loans made primarily to technology, life science and healthcare companies.

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

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; as well as funds transfer pricing allocations. Noninterest income includes gains or losses on sales of investment securities, fair value adjustments on marketable equity securities, and income from bank owned life insurance. Personnel cost in Corporate includes the personnel costs not allocated to the operating segments. Corporate includes acquisition-related expenses and certain items related to accounting for business combinations, such as gains on acquisitions, Day 2 Provision for Credit Losses and discount accretion income for certain acquired loans. Corporate also includes the offsetting impacts of Allocated Expenses as discussed above.

Segment Results and Select Period End Balances
The following tables present the condensed income statements by segment and include the significant segment expenses and measure of segment profit or loss.

dollars in millions	Three Months Ended June 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$824	$299	$490	$(53)	$135	$1,695
Rental income on operating lease equipment	—	54	—	218	—	272
All other noninterest income	164	98	130	3	11	406
Total noninterest income	164	152	130	221	11	678
Total revenue	988	451	620	168	146	2,373
Depreciation on operating lease equipment	—	44	—	56	—	100
Maintenance and other operating lease expenses	—	—	—	55	—	55
Personnel cost	210	69	110	6	415	810
Acquisition-related expenses	—	—	—	—	38	38
All other noninterest expense (3)	370	154	272	26	(325)	497
Total noninterest expense	580	267	382	143	128	1,500
Provision for credit losses	13	47	55	—	—	115
Income before income taxes	395	137	183	25	18	758
Income tax expense (benefit)	101	35	47	6	(6)	183
Net income	$294	$102	$136	$19	$24	$575
Select Period End Balances
Loans and leases	$64,987	$38,691	$37,529	$62	$—	$141,269
Operating lease equipment, net	—	750	—	8,716	—	9,466
Deposits	73,499	2,899	37,798	3	45,736	159,935

	Three Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$730	$311	$553	$(45)	$272	$1,821
Rental income on operating lease equipment	—	58	—	201	—	259
All other noninterest income	152	77	134	2	15	380
Total noninterest income	152	135	134	203	15	639
Total revenue	882	446	687	158	287	2,460
Depreciation on operating lease equipment	—	48	—	50	—	98
Maintenance and other operating lease expenses	—	—	—	60	—	60
Personnel cost	185	63	123	6	368	745
Acquisition-related expenses	—	—	—	—	44	44
All other noninterest expense (3)	316	135	246	15	(273)	439
Total noninterest expense	501	246	369	131	139	1,386
Provision for credit losses	37	39	19	—	—	95
Income before income taxes	344	161	299	27	148	979
Income tax expense	92	44	85	8	43	272
Net income	$252	$117	$214	$19	$105	$707
Select Period End Balances
Loans and leases	$63,327	$36,835	$39,117	$62	$—	$139,341
Operating lease equipment, net	—	767	—	8,178	—	8,945
Deposits	71,261	3,294	35,773	10	40,741	151,079
(1) Corporate includes all other financial information that is not included in the reportable segments.
(2) In the segment reporting table above, there are no reconciling differences between BancShares and the aggregate of all reportable segments and Corporate.
(3) All other noninterest expense represents “other segment items” under Accounting Standards Codification (“ASC”) 280 and primarily includes Allocated Expenses, net occupancy expense, equipment expense, professional fees, third-party processing fees, FDIC insurance expense, marketing expense, and intangible amortization. All other noninterest expense is presented net of Allocated Expenses in the segment reporting table above, resulting in Contra Expense for Corporate as further discussed above.

dollars in millions	Six Months Ended June 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$1,612	$592	$983	$(105)	$276	$3,358
Rental income on operating lease equipment	—	110	—	432	—	542
All other noninterest income	328	167	262	5	9	771
Total noninterest income	328	277	262	437	9	1,313
Total revenue	1,940	869	1,245	332	285	4,671
Depreciation on operating lease equipment	—	88	—	110	—	198
Maintenance and other operating lease expenses	—	—	—	113	—	113
Personnel cost	424	141	224	14	825	1,628
Acquisition-related expenses	—	—	—	—	80	80
All other noninterest expense (3)	721	313	537	40	(637)	974
Total noninterest expense	1,145	542	761	277	268	2,993
Provision for credit losses	59	132	78	—	—	269
Income before income taxes	736	195	406	55	17	1,409
Income tax expense (benefit)	189	50	104	14	(6)	351
Net income	$547	$145	$302	$41	$23	$1,058

	Six Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$1,414	$611	$1,076	$(88)	$625	$3,638
Rental income on operating lease equipment	—	115	—	399	—	514
All other noninterest income	297	160	268	6	21	752
Total noninterest income	297	275	268	405	21	1,266
Total revenue	1,711	886	1,344	317	646	4,904
Depreciation on operating lease equipment	—	94	—	100	—	194
Maintenance and other operating lease expenses	—	—	—	105	—	105
Personnel cost	392	137	242	14	704	1,489
Acquisition-related expenses	—	—	—	—	102	102
All other noninterest expense (3)	637	275	493	29	(562)	872
Total noninterest expense	1,029	506	735	248	244	2,762
Provision for credit losses	58	59	42	—	—	159
Income before income taxes	624	321	567	69	402	1,983
Income tax expense	171	86	160	19	109	545
Net income	$453	$235	$407	$50	$293	$1,438
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

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	June 30, 2025	December 31, 2024
Financing Commitments
Financing assets (excluding leases)	$52,806	$53,250
Letters of Credit
Standby letters of credit	2,258	2,188
Other letters of credit	66	103
Deferred Purchase Agreements	1,463	1,802
Purchase and Funding Commitments (1)	57	178
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

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2025 and December 31, 2024, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $172 million and $79 million at June 30, 2025 and December 31, 2024, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $176 million and $166 million at June 30, 2025 and December 31, 2024, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.42 billion and $1.74 billion of DPA exposures at June 30, 2025 and December 31, 2024, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $42 million and $59 million available under DPA credit line agreements provided at June 30, 2025 and December 31, 2024, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible and estimable, management currently estimates an aggregate range of reasonably possible losses to be up to approximately $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2025. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Recent Events

Share Repurchase Programs
On July 25, 2025, BancShares announced that the Board of Directors (the “Board”) authorized a new share repurchase program (the “2025 SRP”), which will allow BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. Repurchases under the 2025 SRP may commence upon the completion of the $3.5 billion share repurchase program announced in July 2024 (the “2024 SRP”). The total capacity remaining under the 2024 SRP was $611 million as of June 30, 2025 and $302 million as of July 31, 2025.

During the second quarter of 2025, we repurchased 338,959 shares of our Class A common stock for approximately $613 million. Shares repurchased during the second quarter of 2025 represented 2.73% of Class A common shares and 2.53% of total Class A and Class B common shares outstanding at March 31, 2025. From inception of the 2024 SRP through June 30, 2025, we have repurchased 1,456,283 shares of our Class A common stock for approximately $2.89 billion, representing 10.77% of Class A common shares and 10.02% of total Class A and Class B common shares outstanding as of June 30, 2024. Subsequent to June 30, 2025, BancShares purchased an additional 147,365 shares of Class A common stock through July 31, 2025 under the 2024 SRP.

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding monthly repurchase activity during the second quarter of 2025.

2025 Loan Class Changes
During the second quarter of 2025, the loan classes which were reported in the Silicon Valley Bank (“SVB”) portfolio in the Linked Quarter Form 10-Q and 2024 Form 10-K, were recast to the Commercial portfolio (the “2025 Loan Class Changes”) as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and allowance for loan and lease losses (“ALLL”) disclosures for all periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes.

Loan disclosures in the “Results by Segment” section of this MD&A were not recast as a result of the 2025 Loan Class Changes because the composition of reportable segments is separate and distinct from the identification of loan classes.

Debt Transactions
On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due 2040 in a public offering (the “Linked Quarter Debt Issuances”).

On June 15, 2025, the Parent Company executed a callable feature and redeemed all $350 million aggregate principal amount of 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030 (the “Current Quarter Debt Redemption”).

Termination of the Shared-Loss Agreement with the FDIC
On April 7, 2025, FCB and the FDIC entered into an agreement (the “Shared-Loss Termination Agreement”) to terminate the Shared-Loss Agreement (as defined in Note 2—Business Combinations). As a result of entering into the Shared-Loss Termination Agreement, all rights and obligations of the parties under the Shared-Loss Agreement terminated as of the date of the Shared-Loss Termination Agreement, including FCB’s reporting covenants and obligations related to FDIC Loss Sharing and FCB reimbursement (each as defined in Note 2—Business Combinations in our 2024 Form 10-K). The decision to enter into the Shared-Loss Termination Agreement was motivated, in part, by FCB’s determination that the likelihood of reaching the $5 billion loss threshold during the five-year period covered by the Shared-Loss Agreement was remote. Additionally, the Shared-Loss Termination Agreement eliminated the reporting responsibilities associated with the Shared-Loss Agreement. There was no impact to our consolidated balance sheets or statements of income resulting from the Shared-Loss Termination Agreement because there was no loss indemnification asset or true-up liability associated with the Shared-Loss Agreement, primarily based on evaluation of historical loss experience and the credit quality of the Covered Assets (as defined in Note 2—Business Combinations in our 2024 Form 10-K).

The risk-based capital ratio impacts resulting from the Shared-Loss Termination Agreement are discussed in the “Capital” section of this MD&A.

Changes to the Composition of Reportable Segments
We updated our segment reporting during the first quarter of 2025 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. We transferred certain components from the SVB Commercial and General Bank segments to the Commercial Bank segment and modified our segment expense allocation methodology. Segment disclosures for 2024 periods included in this Form 10-Q were recast to reflect the segment reporting updates. Refer to Note 17—Segment Information for descriptions of segment products and services and the “Results by Segment” section of this MD&A.

Recent Economic, Industry and Regulatory Developments
Entering 2025, the Federal Open Market Committee (“FOMC”) had reduced the benchmark federal funds rate to a range between 4.25% - 4.50%. In its statement in July 2025, the FOMC cited that uncertainty about the economic outlook remains elevated in its decision to maintain the range for the benchmark federal funds rate.

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

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several provisions that impact corporate taxation. BancShares is in the process of evaluating the impact of the OBBBA on its financial statements.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended June 30, 2025 (the “Current Quarter”), March 31, 2025 (the “Linked Quarter”) and June 30, 2024 (the “Prior Year Quarter”), along with the six months ended June 30, 2025 (“Current YTD”), and the six months ended June 30, 2024 (“Prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus our discussion of quarterly results of operations on changes compared to the Linked Quarter for the narrative discussion and analysis as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of June 30, 2025 to December 31, 2024, however the tables also provide the Linked Quarter balances.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Results of Operations:
Interest income	$2,945	$2,895	$3,130	$5,840	$6,214
Interest expense	1,250	1,232	1,309	2,482	2,576
Net interest income	1,695	1,663	1,821	3,358	3,638
Provision for credit losses	115	154	95	269	159
Net interest income after provision for credit losses	1,580	1,509	1,726	3,089	3,479
Noninterest income	678	635	639	1,313	1,266
Noninterest expense	1,500	1,493	1,386	2,993	2,762
Income before income taxes	758	651	979	1,409	1,983
Income tax expense	183	168	272	351	545
Net income	575	483	707	1,058	1,438
Preferred stock dividends	14	15	16	29	31
Net income available to common stockholders	$561	$468	$691	$1,029	$1,407
Per Common Share Information:
Weighted average common shares outstanding (diluted)	13,237,226	13,575,231	14,534,499	13,405,295	14,535,472
Diluted earnings per common share	$42.36	$34.47	$47.54	$76.73	$96.80
Key Performance Metrics:
Return on average assets	1.01%	0.87%	1.30%	0.94%	1.33%
Net interest margin (1)	3.26	3.26	3.64	3.26	3.66
Net interest margin, excluding purchase accounting accretion or amortization (1)(2)	3.14	3.12	3.36	3.13	3.36
Select Average Balances:
Investment securities	$43,935	$43,555	$36,445	$43,746	$34,546
Total loans and leases (3)	141,952	140,882	137,514	141,420	135,636
Operating lease equipment, net	9,419	9,350	8,888	9,385	8,847
Total assets	227,552	225,449	218,891	226,506	217,486
Total deposits	157,664	156,378	150,246	157,024	148,980
Total borrowings	38,379	37,398	37,480	37,892	37,530
Total stockholders’ equity	22,488	22,457	22,052	22,472	21,775

	As of the Period Ending
	June 30, 2025	March 31, 2025	June 30, 2024	December 31, 2024
Select Ending Balances:
Investment securities	$43,346	$44,319	$37,666	$44,090
Total loans and leases	141,269	141,358	139,341	140,221
Operating lease equipment, net	9,466	9,371	8,945	9,323
Total assets	229,653	228,822	219,827	223,720
Total deposits	159,935	159,325	151,079	155,229
Total borrowings	38,112	38,406	37,458	37,051
Total stockholders’ equity	22,296	22,295	22,487	22,228
Loan to deposit ratio	88.33%	88.72%	92.23%	90.33%
Noninterest-bearing deposits to total deposits	25.56	25.59	26.49	24.89
Capital Ratios:
Total risk-based capital	14.25%	15.23%	15.45%	15.04%
Tier 1 risk-based capital	12.63	13.35	13.87	13.53
Common equity Tier 1	12.12	12.81	13.33	12.99
Tier 1 leverage	9.62	9.75	10.29	9.90
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.93%	0.85%	0.82%	0.84%
Allowance for loan and lease losses to loans ratio	1.18	1.19	1.22	1.20
(1)     Calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.
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

Second Quarter Income Statement Highlights
•Net income for the Current Quarter was $575 million, an increase of $92 million or 19% from $483 million for the Linked Quarter. Net income available to common stockholders for the Current Quarter was $561 million, an increase of $93 million or 20% from $468 million for the Linked Quarter. Earnings per basic and diluted common share for the Current Quarter was $42.36, an increase from $34.47 for the Linked Quarter. The increase in net income available to common stockholders was largely due to higher noninterest income, a decrease in the provision for credit losses, and higher net interest income (“NII”), partially offset by a modest increase in noninterest expense as further discussed below.
•NII for the Current Quarter was $1.70 billion, an increase of $32 million or 2% from $1.66 billion for the Linked Quarter, largely due to increases in interest income on loans and interest-earning deposits at banks, mainly a result of higher average balances and a higher day count, partially offset by an increase in interest expense on borrowings due to a higher average balance and rate paid as the Linked Quarter Debt Issuances were outstanding for the entire Current Quarter.
•NIM for the Current Quarter and Linked Quarter was 3.26% as the favorable impact of a lower rate paid on interest-bearing deposits was offset by the unfavorable impacts of a higher average balance of interest-bearing deposits and borrowings, a higher rate paid on borrowings, and lower PAA.
◦PAA for the Current Quarter was $66 million, a decrease of $9 million from $75 million for the Linked Quarter. NIM, excluding PAA(1) for the Current Quarter was 3.14%, an increase of 2 basis points (“bps”) from 3.12% for the Linked Quarter.
•Noninterest income for the Current Quarter was $678 million, an increase of $43 million or 7% from $635 million for the Linked Quarter, primarily the result of an increase in other noninterest income of $28 million, mainly attributable to the positive impacts from fair value changes in customer derivative positions and other non-marketable investments, as well as the Linked Quarter write-down of a held for sale asset. The remaining net increase included a favorable change in the fair value of marketable equity securities of $7 million.
•Noninterest expense for the Current Quarter was $1.50 billion, an increase of $7 million or 1% from $1.49 billion for the Linked Quarter, mainly due to other noninterest expense accruals totaling $15 million and an increase in professional fees of $5 million, partially offset by decreases in personnel cost of $8 million, equipment expense of $5 million, and acquisition-related expenses of $4 million.
•Provision for credit losses for the Current Quarter was $115 million, a decrease of $39 million from $154 million for the Linked Quarter.
◦The provision for loan and lease losses for the Current Quarter was $111 million, a decrease of $37 million from $148 million for the Linked Quarter, mainly attributable to a decrease in net charge-offs of $25 million and a decrease of $8 million in the ALLL for the Current Quarter, compared to an increase of $4 million in the ALLL for the Linked Quarter. Changes in the ALLL are discussed in the “Provision for Credit Losses” section of this MD&A.
◦The provision for off-balance sheet credit exposure for the Current Quarter was $4 million, a decrease of $2 million compared to $6 million for the Linked Quarter, mostly due to the modest shift in our scenario weighting as further discussed in the “ALLL Methodology” section of this MD&A.
•Income tax expense for the Current Quarter was $183 million, an increase of $15 million from $168 million for the Linked Quarter, mostly reflecting higher income before income taxes.
•Return on average assets for the Current Quarter was 1.01%, an increase of 14 bps from 0.87% for the Linked Quarter due to the increase in net income discussed above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Year-to-Date Income Statement Highlights
•Net income for the Current YTD was $1.06 billion, a decrease of $380 million or 27% from $1.44 billion for the Prior YTD. Net income available to common stockholders for the Current YTD was $1.03 billion, a decrease of 27% from $1.41 billion for the Prior YTD. Earnings per diluted common share for the Current YTD was $76.73, a decrease from $96.80 for the Prior YTD. The decrease in net income available to common stockholders was due to lower NII, higher noninterest expense and higher provision for credit losses, partially offset by lower income tax expense and higher noninterest income as further discussed below.
•NII for the Current YTD was $3.36 billion, a decrease of $280 million or 8% from $3.64 billion for the Prior YTD. NIM for the Current YTD was 3.26%, a decrease of 40 bps from 3.66% for the Prior YTD. The decreases in NII and NIM were mainly due to lower yields on loans and interest-earning deposits at banks, a mix shift from interest-earning deposits at banks to investment securities, a higher average balance of interest-bearing deposits, and a higher average balance and rate paid for borrowings, partially offset by a decline in the rate paid on interest-bearing deposits and a higher average balance of loans.
◦PAA for the Current YTD was $142 million, a decrease of $156 million from $298 million for the Prior YTD. NIM, excluding PAA,(1) for the Current YTD was 3.13%, a decrease of 23 bps from 3.36% for the Prior YTD.
•Noninterest income for the Current YTD was $1.31 billion, an increase of $47 million from $1.27 billion for the Prior YTD, mostly due to increases in rental income on operating lease equipment of $28 million, lending-related fees of $13 million, wealth management services of $8 million, and international fees of $8 million, partially offset by a decrease in other noninterest income of $21 million.
•Noninterest expense for the Current YTD was $2.99 billion, an increase of $231 million or 8% from $2.76 billion for the Prior YTD, mostly due to increases in personnel cost of $139 million, marketing expense of $32 million, equipment expense of $27 million, third-party processing fees of $8 million, and other noninterest expense of $32 million, partially offset by a decrease in acquisition-related expenses of $22 million.
•Provision for credit losses for the Current YTD was $269 million, an increase of $110 million from $159 million for the Prior YTD.
◦The provision for loan and lease losses for the Current YTD was $259 million, an increase of $71 million from $188 million for the Prior YTD, mainly attributable to a $43 million decline in the ALLL reserve release for the Current YTD, and an increase in net charge-offs of $28 million. Changes in the ALLL are discussed in the “Provision for Credit Losses” section of this MD&A.
◦The provision for off-balance sheet credit exposure for the Current YTD was $10 million, compared to a benefit of $29 million for the Prior YTD. The increase in expense of $39 million was mostly due to trends in the volume of unfunded commitments, partially offset by a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.
•Income tax expense for the Current YTD was $351 million, a decrease of $194 million from $545 million for the Prior YTD, primarily due to lower income before income taxes and a lower effective income tax rate (“ETR”).
•Return on average assets for the Current YTD was 0.94% compared to 1.33% for the Prior YTD due to the decrease in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at June 30, 2025 were $141.27 billion, an increase of $1.05 billion or 1% from $140.22 billion at December 31, 2024. Loan growth in the Commercial Bank segment of $793 million was mainly in our industry vertical, primarily technology media and telecommunications (“TMT”) and healthcare, and in the equipment finance portfolios. Loan growth of $155 million in the SVB Commercial segment was concentrated in the global fund banking portfolio, partially offset by a decline in our investor dependent portfolio. Loan growth of $100 million in the General Bank segment was primarily in the wealth portfolio.
•Investment securities at June 30, 2025 were $43.35 billion, a decrease of $744 million or 2% from $44.09 billion at December 31, 2024, as maturities and paydowns more than offset net purchases.
•Deposits at June 30, 2025 were $159.94 billion, an increase of $4.71 billion or 3% from $155.23 billion at December 31, 2024. As shown in Table 3 below, the increase from December 31, 2024 was mainly attributable to deposit growth in Corporate of $3.51 billion (which primarily includes the Direct Bank), the SVB Commercial segment of $1.27 billion, and the General Bank segment of $543 million, partially offset by a decline of $603 million in the Commercial Bank segment.
•Borrowings at June 30, 2025 were $38.11 billion, an increase of $1.06 billion or 3% from $37.05 billion at December 31, 2024, primarily due to the Linked Quarter Debt Issuances with aggregate principal amounts totaling $1.25 billion, partially offset by the $350 million Current Quarter Debt Redemption.
•The ALLL at June 30, 2025 was $1.67 billion, a decrease of $4 million from $1.68 billion at December 31, 2024 as discussed above in the Second Quarter and Year-to-Date Income Statement Highlights. The ALLL as a percentage of loans was 1.18% at June 30, 2025, a decrease of 2 bps from 1.20% at December 31, 2024.
•At June 30, 2025, BancShares remained well capitalized with a total risk-based capital ratio of 14.25%, a Tier 1 risk-based capital ratio of 12.63%, a common equity Tier 1 (“CET1”) ratio of 12.12% and a Tier 1 leverage ratio of 9.62%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 81% of total funding at June 30, 2025. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of June 30, 2025
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$73,499	$36	35%
Commercial Bank segment	2,899	603	80
SVB Commercial segment	37,798	533	68
Corporate and Rail segment(1)	45,739	59	9
Total	$159,935	55	36
(1) The average size is reflective of the Direct Bank deposits and excludes brokered deposits and rail.

The General Bank segment mainly includes deposits in our Branch Network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate mainly included $45.11 billion in our Direct Bank, with the balance including brokered and other deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured percentage is the percentage of uninsured deposits to total deposits at period end for the respective segments and Corporate. Total uninsured deposits were approximately $57.80 billion or 36% of total deposits at June 30, 2025 and $59.51 billion or 38% at December 31, 2024.

Table 3
Deposit Trends

dollars in millions	Deposit Balance
	June 30, 2025	March 31, 2025	December 31, 2024
General Bank segment	$73,499	$74,309	$72,956
Commercial Bank segment	2,899	2,994	3,502
SVB Commercial segment	37,798	37,020	36,524
Corporate and Rail segment	45,739	45,002	42,247
Total deposits	$159,935	$159,325	$155,229

Deposit trends for the segments and Corporate at June 30, 2025 compared to December 31, 2024 are discussed below:
•General Bank segment deposit growth of $543 million was primarily in the Branch Network.
•SVB Commercial segment deposits increased $1.27 billion, despite the strategic decision to move $2.4 billion in select cash sweep deposits to off-balance sheet client funds during the Linked Quarter. Deposit growth was mainly in noninterest-bearing deposits, partially offset by declines in interest-bearing checking.
•Corporate deposit growth of $3.51 billion was mainly in the Direct Bank.
•Commercial Bank segment deposit decline of $603 million was mostly in noninterest-bearing deposits.
Refer to the “Results by Segments” for a discussion of deposits at June 30, 2025 compared to March 31, 2025.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At June 30, 2025, we had $63.62 billion in high-quality liquid assets consisting of $25.33 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $38.28 billion in high-quality liquid securities (“HQLS”). HQLS are mainly composed of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $17.85 billion and $10.56 billion, respectively.

In connection with the SVBB Acquisition (as defined and described in Note 2—Business Combinations), FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement (as defined and described in Note 2—Business Combinations). The draw period under the Advance Facility Agreement ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. During the Current Quarter, we increased our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Also in connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note (as defined in Note 2—Business Combinations), which had a carrying value of $35.84 billion at June 30, 2025. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate.

Investment Securities Duration
At June 30, 2025, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was approximately 2.7 years at June 30, 2025. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 4.2 years. Refer to the “Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	June 30, 2025
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	78.6%	$33,381	$33,060	99.0%
Total investment securities held to maturity	21.2	10,189	8,888	87.2
Investment in marketable equity securities	0.2	78	97	124.4
Total investment securities	100%	$43,648	$42,045
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At June 30, 2025, all regulatory capital ratios for BancShares and FCB exceeded the Prompt Corrective Action (“PCA”) well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Jun 30, 2025	Mar 31, 2025			Jun 30, 2025	Mar 31, 2025	Increase (decrease) bps	Jun 30, 2025	Mar 31, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases(1)(2)	$140,699	$139,491	$1,208	1%	6.47%	6.49%	(2)	$2,270	$2,236	$34	$36	$(2)
Investment securities	43,935	43,555	380	1	3.79	3.79	—	416	411	5	5	—
Securities purchased under agreements to resell	237	283	(46)	(16)	4.34	4.37	(3)	3	3	—	—	—
Interest-earning deposits at banks	23,304	22,699	605	3	4.40	4.38	2	256	245	11	9	2
Total interest-earning assets(2)	$208,175	$206,028	$2,147	1	5.67	5.68	(1)	$2,945	$2,895	$50	$50	$—

Noninterest-earning assets	19,377	19,421	(44)	—
Total assets	$227,552	$225,449	$2,103	1

Interest-bearing deposits
Checking with interest	$22,929	$23,931	$(1,002)	(4)%	1.69%	1.77%	(8)	$97	$104	$(7)	$(3)	$(4)
Money market	37,980	36,760	1,220	3	2.84	2.83	1	269	257	12	11	1
Savings	46,163	43,918	2,245	5	3.72	3.85	(13)	428	417	11	24	(13)
Time deposits	11,510	12,615	(1,105)	(9)	3.48	3.71	(23)	100	115	(15)	(9)	(6)
Total interest-bearing deposits	118,582	117,224	1,358	1	3.02	3.09	(7)	894	893	1	23	(22)
Borrowings:
Securities sold under customer repurchase agreements	471	428	43	10	0.57	0.52	5	—	1	(1)	(1)	—
Senior unsecured borrowings	555	169	386	229	5.27	4.88	39	8	2	6	5	1
Subordinated debt	1,473	959	514	54	5.23	3.36	187	19	8	11	5	6
Other borrowings	35,880	35,842	38	—	3.66	3.66	—	329	328	1	1	—
Long-term borrowings	37,908	36,970	938	3	3.74	3.66	8	356	338	18	11	7
Total borrowings	38,379	37,398	981	3	3.71	3.62	9	356	339	17	10	7
Total interest-bearing liabilities	$156,961	$154,622	$2,339	2	3.19	3.22	(3)	$1,250	$1,232	$18	$33	$(15)

Noninterest-bearing liabilities	$48,103	$48,370	$(267)	(1)
Stockholders' equity	22,488	22,457	31	—
Total liabilities and stockholders’ equity	$227,552	$225,449	$2,103	1

Net interest spread(2)					2.48%	2.46%	2
Net interest margin and net interest income (2)					3.26%	3.26%	—	$1,695	$1,663	$32
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII, NIM, and Average Balances (Current Quarter Compared to Linked Quarter)
The table above quantifies the increases or decreases for the Current Quarter compared to the Linked Quarter for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:

NII and NIM
•NII for the Current Quarter was $1.70 billion, an increase of $32 million or 2% from $1.66 billion for the Linked Quarter. NII, excluding PAA,(1) was $1.63 billion for the Current Quarter, an increase of $41 million from $1.59 billion for the Linked Quarter. The main reasons for the increases in NII and NII, excluding PAA,(1) are explained below:
◦Interest and fees on loans for the Current Quarter was $2.27 billion, an increase of $34 million or 2% from $2.24 billion for the Linked Quarter. The increase was primarily due to a higher average balance and a higher day count.
▪Loan PAA was $75 million for the Current Quarter, a decrease of $9 million from $84 million for the Linked Quarter.
▪Interest and fees on loans, excluding loan PAA,(1) was $2.20 billion for the Current Quarter, an increase of $43 million from $2.15 billion for the Linked Quarter.
◦Interest income on interest-earning deposits at banks for the Current Quarter was $256 million, an increase of $11 million or 4% from $245 million for the Linked Quarter, primarily due to a higher average balance and day count.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the Current Quarter was $419 million, an increase of $5 million or 1% from $414 million for the Linked Quarter, mostly due to a higher average balance.
◦Interest expense on borrowings for the Current Quarter was $356 million, an increase of $17 million or 5% from $339 million for the Linked Quarter, primarily due to a higher average balance and rate paid as the Linked Quarter Debt Issuances were outstanding for the entire Current Quarter. Refer to the “Recent Events” section of this MD&A for further discussion.
◦Interest expense on interest-bearing deposits for the Current Quarter was $894 million, a modest increase of $1 million from $893 million for the Linked Quarter, as the impacts of a higher average balance and a higher day count were mostly offset by a lower rate paid.
•NIM for the Current Quarter and Linked Quarter was 3.26%, as a lower rate paid on interest-bearing deposits was offset by a higher average balance of interest-bearing deposits and borrowings, a higher rate paid on borrowings, and lower PAA. NIM, excluding PAA,(1) was 3.14% for the Current Quarter, an increase of 2 bps from 3.12% for the Linked Quarter.
◦The yield on average interest-earning assets for the Current Quarter was 5.67%, a decrease of 1 bp from 5.68% for the Linked Quarter, mainly due to lower loan PAA.
◦The rate paid on average interest-bearing liabilities for the Current Quarter was 3.19%, a decrease of 3 bps from 3.22% for the Linked Quarter, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impacts of a higher average balance of interest-bearing deposits and borrowings, and a higher rate paid on borrowings.

Refer to the “Financial Performance Summary—Balance Sheet Highlights,” “Interest-earning Assets,” and “Interest-bearing Liabilities” sections of this MD&A for discussions of balance sheet trends that impact average interest-earning assets, average interest-bearing liabilities, and the related yields earned and rates paid.

(1) Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.

Table 6
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease) from Prior Year Quarter		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Jun 30, 2025	Jun 30, 2024			Jun 30, 2025	Jun 30, 2024	Increase (decrease) bps	Jun 30, 2025	Jun 30, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases(1)(2)	$140,699	$135,965	$4,734	4%	6.47%	7.15%	(68)	$2,270	$2,422	$(152)	$83	$(235)
Investment securities	43,935	36,445	7,490	21	3.79	3.60	19	416	327	89	71	18
Securities purchased under agreements to resell	237	236	1	—	4.34	5.37	(103)	3	3	—	—	—
Interest-earning deposits at banks	23,304	28,059	(4,755)	(17)	4.40	5.42	(102)	256	378	(122)	(58)	(64)
Total interest-earning assets(2)	$208,175	$200,705	$7,470	4	5.67	6.26	(59)	$2,945	$3,130	$(185)	$96	$(281)

Noninterest-earning assets	19,377	18,186	1,191	7
Total assets	$227,552	$218,891	$8,661	4

Interest-bearing deposits
Checking with interest	$22,929	$24,427	$(1,498)	(6)%	1.69%	2.26%	(57)	$97	$137	$(40)	$(8)	$(32)
Money market	37,980	32,003	5,977	19	2.84	3.14	(30)	269	250	19	44	(25)
Savings	46,163	38,429	7,734	20	3.72	4.35	(63)	428	415	13	78	(65)
Time deposits	11,510	16,043	(4,533)	(28)	3.48	4.33	(85)	100	173	(73)	(43)	(30)
Total interest-bearing deposits	118,582	110,902	7,680	7	3.02	3.54	(52)	894	975	(81)	71	(152)
Borrowings:
Securities sold under customer repurchase agreements	471	380	91	24	0.57	0.46	11	—	—	—	—	—
Senior unsecured borrowings	555	375	180	48	5.27	2.49	278	8	3	5	1	4
Subordinated debt	1,473	901	572	64	5.23	3.32	191	19	7	12	6	6
Other borrowings	35,880	35,824	56	—	3.66	3.61	5	329	324	5	1	4
Long-term borrowings	37,908	37,100	808	2	3.74	3.60	14	356	334	22	8	14
Total borrowings	38,379	37,480	899	2	3.71	3.56	15	356	334	22	8	14
Total interest-bearing liabilities	$156,961	$148,382	$8,579	6	3.19	3.54	(35)	$1,250	$1,309	$(59)	$79	$(138)

Noninterest-bearing liabilities	$48,103	$48,457	$(354)	(1)
Stockholders' equity	22,488	22,052	436	2
Total liabilities and stockholders’ equity	$227,552	$218,891	$8,661	4

Net interest spread(2)					2.48%	2.72%	(24)
Net interest margin and net interest income (2)					3.26%	3.64%	(38)	$1,695	$1,821	$(126)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

Table 7
Average Balances, Yields and Rates, NII, and NIM (Current YTD to Prior Year YTD)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Six Months Ended		Increase (Decrease) from Prior Year Quarter		Six Months Ended			Six Months Ended			Increase (Decrease) due to:
	Jun 30, 2025	Jun 30, 2024			Jun 30, 2025	Jun 30, 2024	Increase (decrease) bps	Jun 30, 2025	Jun 30, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases(1)(2)	$140,099	$134,139	$5,960	4%	6.48%	7.15%	(67)	$4,506	$4,776	$(270)	$200	$(470)
Investment securities	43,746	34,546	9,200	27	3.79	3.51	28	827	606	221	171	50
Securities purchased under agreements to resell	260	240	20	8	4.36	5.38	(102)	6	6	—	1	(1)
Interest-earning deposits at banks	23,003	30,721	(7,718)	(25)	4.39	5.41	(102)	501	826	(325)	(186)	(139)
Total interest-earning assets(2)	$207,108	$199,646	$7,462	4	5.67	6.25	(58)	$5,840	$6,214	$(374)	$186	$(560)

Noninterest-earning assets	19,398	17,840	1,558	9
Total assets	$226,506	$217,486	$9,020	4

Interest-bearing deposits
Checking with interest	$23,427	$24,195	$(768)	(3)%	1.73%	2.22%	(49)	$201	$267	$(66)	$(8)	$(58)
Money market	37,373	31,470	5,903	19	2.84	3.08	(24)	526	482	44	84	(40)
Savings	45,046	37,456	7,590	20	3.79	4.33	(54)	845	806	39	149	(110)
Time deposits	12,060	16,361	(4,301)	(26)	3.60	4.27	(67)	215	348	(133)	(83)	(50)
Total interest-bearing deposits	117,906	109,482	8,424	8	3.06	3.50	(44)	1,787	1,903	(116)	142	(258)
Borrowings:
Securities sold under customer repurchase agreements	450	406	44	11	0.55	0.47	8	1	1	—	—	—
Senior unsecured borrowings	363	376	(13)	(3)	5.16	2.50	266	10	5	5	—	5
Subordinated debt	1,218	906	312	34	4.49	3.30	119	27	15	12	6	6
Other borrowings	35,861	35,842	19	—	3.66	3.64	2	657	652	5	1	4
Long-term borrowings	37,442	37,124	318	1	3.70	3.62	8	694	672	22	7	15
Total borrowings	37,892	37,530	362	1	3.66	3.58	8	695	673	22	7	15
Total interest-bearing liabilities	$155,798	$147,012	$8,786	6	3.20	3.52	(32)	$2,482	$2,576	$(94)	$149	$(243)

Noninterest-bearing liabilities	$48,236	$48,699	$(463)	(1)
Stockholders' equity	22,472	21,775	697	3
Total liabilities and stockholders’ equity	$226,506	$217,486	$9,020	4

Net interest spread(2)					2.47%	2.73%	(26)
Net interest margin and net interest income (2)					3.26%	3.66%	(40)	$3,358	$3,638	$(280)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII and NIM - Current YTD compared to Prior YTD
The table above quantifies the increases or decreases for the Current YTD compared to the Prior YTD for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:

NII and NIM
•NII for the Current YTD was $3.36 billion, a decrease of $280 million or 8% from $3.64 billion for the Prior YTD. NII, excluding PAA,(1) was $3.22 billion for the Current YTD, a decrease of $124 million from $3.34 billion for the Prior YTD. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest and fees on loans for the Current YTD was $4.51 billion, a decrease of $270 million or 6% from $4.78 billion for the Prior YTD, mainly due to lower yields and loan PAA, partially offset by the impact of a higher average balance.
•Loan PAA was $159 million in the Current YTD, a decrease of $149 million from $308 million for the Prior YTD.
•Interest and fees on loans, excluding loan PAA,(1) was $4.35 billion for the Current YTD, a decrease of $121 million from $4.47 billion for the Prior YTD.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the Current YTD was $833 million, an increase of $221 million or 36% from $612 million for the Prior YTD. The increase was mainly due to a higher yield and average balance.
◦Interest income on interest-earning deposits at banks for the Current YTD was $501 million, a decrease of $325 million or 39% from $826 million for the Prior YTD, due to a lower average balance and a decline in the federal funds rate.
◦Interest expense on interest-bearing deposits for the Current YTD was $1.79 billion, a decrease of $116 million or 6% from $1.90 billion for the Prior YTD, as a lower rate paid was partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the Current YTD was $695 million, an increase of $22 million or 3% from $673 million for the Prior YTD, primarily due to a higher average balance and rate paid as a result of the Linked Quarter Debt Issuances.
•NIM for the Current YTD was 3.26%, a decrease of 40 bps from 3.66% for the Prior YTD. NIM compression was mainly due to the unfavorable impacts of lower yields on loans and interest-earning deposits at banks, a mix shift from interest-earning deposits at banks to investment securities, a higher average balance of interest-bearing deposits, lower PAA, and a higher average balance and rate paid on borrowings, partially offset by the favorable impacts of a decline in the rate paid on interest-bearing deposits and a higher average balance of loans. NIM, excluding PAA,(1) was 3.13% for the Current YTD, a decrease of 23 bps from 3.36% for the Prior YTD.
◦The yield on average interest-earning assets for the Current YTD was 5.67%, a decrease of 58 bps from 6.25% for the Prior YTD, mainly due to declines in yields on loans and interest-earning deposits at banks, as well as lower loan PAA, partially offset by a higher yield on investment securities.
◦The rate paid on average interest-bearing liabilities for the Current YTD was 3.20%, a decrease of 32 bps from 3.52% for the Prior YTD, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impacts of a higher average balance of interest-bearing deposits, and a higher average balance and rate paid for borrowings as a result of the Linked Quarter Debt Issuances.

Refer to the “Financial Performance Summary—Balance Sheet Highlights,” “Interest-earning Assets,” and “Interest-bearing Liabilities” sections of this MD&A for discussions of balance sheet trends that impact average interest-earning assets, average interest-bearing liabilities, and the related yields and rates paid.
(1) Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.
The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 8
Average Interest-earning Asset Mix

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loans and leases	68%	68%	68%	68%	67%
Investment securities	21	21	18	21	17
Interest-earning deposits at banks	11	11	14	11	16
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows the types of average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 9
Average Interest-bearing Liability Mix

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total interest-bearing deposits	76%	76%	75%	76%	75%
Long-term borrowings	24	24	25	24	25
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

Table 10
Provision for Credit Losses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Provision for loan and lease losses	$111	$148	$95	$(37)	(26)%	$259	$188	$71	38%
Provision (benefit) for off-balance sheet credit exposure	4	6	—	(2)	(23)	10	(29)	39	136
Provision for credit losses	$115	$154	$95	$(39)	(26)%	$269	$159	$110	70%

The provision for credit losses for the Current Quarter was $115 million, a decrease of $39 million from $154 million for the Linked Quarter.
•The provision for loan and lease losses for the Current Quarter was $111 million, a decrease of $37 million from $148 million for the Linked Quarter, mainly attributable to a decrease in net charge-offs of $25 million and a decrease of $8 million in the ALLL for the Current Quarter, compared to an increase of $4 million in the ALLL for the Linked Quarter.
◦The decrease of $8 million in the ALLL at June 30, 2025 compared to March 31, 2025 primarily reflected decreases related to Hurricane Helene, other credit quality improvements, and a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A, partially offset by higher specific reserves for individually evaluated loans.
•The provision for off-balance sheet credit exposure for the Current Quarter was $4 million, a decrease of $2 million compared to $6 million for the Linked Quarter, mostly due to the modest shift in our scenario weighting discussed above.

The provision for credit losses for the Current YTD was $269 million, an increase of $110 million from $159 million for the Prior YTD.
•The provision for loan and lease losses for the Current YTD was $259 million, an increase of $71 million from $188 million for the Prior YTD, mainly attributable to a $43 million decline in the ALLL reserve release for the Current YTD, and an increase in net charge-offs of $28 million.
◦The decrease of $4 million in the ALLL at June 30, 2025 compared to December 31, 2024 reflected the decreases discussed above in the Linked Quarter comparison and the result of a mix shift from the investor dependent portfolio to the global fund banking portfolio, which has a lower loss rate relative to our other loan portfolios, partially offset by the impact of loan growth.
•The provision for off-balance sheet credit exposure for the Current YTD was $10 million, compared to a benefit of $29 million for the Prior YTD. The increase in expense of $39 million was mostly due to trends in the volume of unfunded commitments (which declined in the Prior YTD resulting in the benefit of $29 million), partially offset by a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk” section of this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Noninterest Income

The primary sources of noninterest income consist of rental income on operating lease equipment, lending-related fees, deposit fees and service charges, client investment fees, wealth management services, international fees, factoring commissions, cardholder and merchant services, and insurance commissions.

Table 11
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Rental income on operating lease equipment	$272	$270	$259	$2	1%	$542	$514	$28	6%
Lending-related fees	69	66	63	3	5	135	122	13	11
Deposit fees and service charges	59	58	57	1	3	117	115	2	2
Client investment fees	52	53	54	(1)	(4)	105	104	1	—
Wealth management services	55	56	52	(1)	(2)	111	103	8	8
International fees	33	32	29	1	1	65	57	8	14
Factoring commissions	18	17	19	1	3	35	36	(1)	(2)
Cardholder services, net	41	41	40	—	—	82	80	2	2
Merchant services, net	13	14	12	(1)	(10)	27	24	3	11
Insurance commissions	14	14	13	—	2	28	28	—	—
Fair value adjustment on marketable equity securities, net	2	(5)	(2)	7	146	(3)	(6)	3	56
Gain on sale of leasing equipment, net	8	5	4	3	23	13	14	(1)	(3)
Loss on extinguishment of debt	—	—	—	—	—	—	(2)	2	100
Other noninterest income	42	14	39	28	219	56	77	(21)	(28)
Total noninterest income	$678	$635	$639	$43	7%	$1,313	$1,266	$47	4%

Noninterest income for the Current Quarter was $678 million, an increase of $43 million or 7%, from $635 million for the Linked Quarter, primarily due to the following:
•The increase in other noninterest income of $28 million was mainly attributable to the positive impacts from fair value changes in customer derivative positions and other non-marketable investments, as well as the Linked Quarter write-down of a held for sale asset.
•The favorable change of $7 million in the fair value of marketable equity securities.

Noninterest income for the Current YTD was $1.31 billion, an increase of $47 million or 4%, from $1.27 billion for the Prior YTD as further discussed below:
•The increase in rental income on operating lease equipment of $28 million was mainly the result of growth in the railcar portfolio.
•The increase in lending-related fees of $13 million was primarily due to higher syndication fees.
•The increase in wealth management services of $8 million reflected growth in assets under management.
•The increase in international fees of $8 million reflected higher volumes and commissions on foreign currency exchange transactions.
•The decrease in other noninterest income of $21 million was largely due a lower favorable impact from the fair value changes in customer derivative positions, as well as the write-down of a held for sale asset in the Current YTD, partially offset by favorable changes in the fair value of non-marketable equity securities.

Noninterest Expense

Table 12
Noninterest Expense

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Depreciation on operating lease equipment	$100	$98	$98	$2	1%	$198	$194	$4	2%
Maintenance and other operating lease expenses	55	58	60	(3)	(3)	113	105	8	8
Personnel cost	810	818	745	(8)	(1)	1,628	1,489	139	9
Net occupancy expense	61	58	58	3	7	119	120	(1)	—
Equipment expense	131	136	126	(5)	(4)	267	240	27	11
Professional fees	30	25	24	5	17	55	49	6	14
Third-party processing fees	63	63	58	—	1	126	118	8	7
FDIC insurance expense	38	38	33	—	—	76	74	2	3
Marketing expense	32	32	18	—	1	64	32	32	102
Acquisition-related expenses	38	42	44	(4)	(10)	80	102	(22)	(21)
Intangible asset amortization	13	15	15	(2)	(12)	28	32	(4)	(12)
Other noninterest expense	129	110	107	19	17	239	207	32	15
Total noninterest expense	$1,500	$1,493	$1,386	$7	1%	$2,993	$2,762	$231	8%

Noninterest expense for the Current Quarter was $1.50 billion, an increase of $7 million or 1%, from $1.49 billion for the Linked Quarter as further discussed below:
•The increase in other noninterest expense of $19 million was mainly due to accruals totaling $15 million resulting from a vendor dispute and an increase in litigation reserves.
•The increase in professional fees of $5 million was mostly related to higher consulting costs.
•The decrease in personnel cost of $8 million was mainly due to seasonal increases in the Linked Quarter associated with employee benefits and payroll taxes, partially offset by the impact of annual merit increases being included for the entire Current Quarter.
•The decrease in equipment expense of $5 million was mainly due to lower software-related costs, mostly related to accelerated depreciation in the Linked Quarter.
•The decrease in acquisition-related expenses of $4 million is summarized in the table below.

Noninterest expense for the Current YTD was $2.99 billion, an increase of $231 million or 8% from $2.76 billion for the Prior YTD as further discussed below:
•The increase in personnel cost of $139 million was mainly due to annual merit increases and promotions, as well as net staff additions.
•The increase in marketing expense of $32 million was primarily due to marketing for Direct Bank deposits.
•The increase in other noninterest expense of $32 million was due to increases in various noninterest expense line items, as well as the other noninterest expense accruals discussed above.
•The increase in equipment expense of $27 million was mostly due to higher software-related costs, including accelerated depreciation.
•The increase in depreciation on operating lease equipment of $4 million and the increase of $8 million in maintenance and other operating lease expenses are discussed in the “Results by Segment” section of this MD&A.
•The decrease in acquisition-related expenses of $22 million is summarized in Table 13 below.

Table 13
Acquisition-related Expenses

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Personnel cost	$15	$15	$12	$30	$41
Professional fees	20	26	23	46	49
Other acquisition-related expense	3	1	9	4	12
Total acquisition-related expense	$38	$42	$44	$80	$102

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

Income Taxes

Table 14
Income Tax Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Income before income taxes	$758	$651	$979	$107	17%	$1,409	$1,983	$(574)	(29)%
Income tax expense	$183	$168	$272	$15	9%	$351	$545	$(194)	(36)%
Effective income tax rate	24.1%	25.8%	27.8%			24.9%	27.5%

The ETR was 24.1% for the Current Quarter compared to 25.8% for the Linked Quarter. The lower ETR for the Current Quarter was mostly due to the revaluation of the deferred tax liability due to a change in state law enacted in the Current Quarter. The ETR was 24.9% for the Current YTD compared to 27.5% for the Prior YTD. The decrease for the Current YTD ETR compared to the Prior YTD was primarily due to a reduction in the state and local income tax rate.

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

Refer to the “Executive Overview—Recent Events” for a brief discussion on tax reform legislation enacted on July 4, 2025.

RESULTS BY SEGMENT

We made changes to the composition of our reportable segments during the first quarter of 2025 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation and briefly summarized in the “Recent Events” section earlier in this MD&A. Segment disclosures for 2024 periods included in this Form 10-Q were recast to reflect the changes.

BancShares’ segments include the General Bank, the Commercial Bank, SVB Commercial, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. Certain noninterest expenses are directly incurred by a segment, while others are not. Noninterest expenses not directly incurred by a segment are included in Corporate unless allocated to a segment (“Allocated Expenses”). Under our segment expense allocation methodology, Allocated Expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below includes the effect of Allocated Expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate.

Refer to Note 17—Segment Information for descriptions of segment products and services.

General Bank

Table 15
General Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
Earnings Summary	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Net interest income	$824	$788	$730	$36	5%	$1,612	$1,414	$198	14%
Total noninterest income	164	164	152	—	—	328	297	31	11
Total revenue	988	952	882	36	4	1,940	1,711	229	13
Personnel cost	210	214	185	(4)	(1)	424	392	32	8
All other noninterest expense	370	351	316	19	5	721	637	84	13
Total noninterest expense	580	565	501	15	3	1,145	1,029	116	11
Provision for credit losses	13	46	37	(33)	(73)	59	58	1	4
Income before income taxes	395	341	344	54	16	736	624	112	18
Income tax expense	101	88	92	13	15	189	171	18	10
Net income	$294	$253	$252	$41	17	$547	$453	$94	21
Pre-provision net revenue (“PPNR”) (1)	$408	$387	$381	$21	5%	$795	$682	$113	17%
Select Period End Balances
Loans and leases	$64,987	$64,847	$63,327	$140	—%	$64,987	$63,327	$1,660	3%
Deposits	73,499	74,309	71,261	(810)	(1)	73,499	71,261	2,238	3
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

General Bank segment net income for the Current Quarter increased $41 million compared to the Linked Quarter, primarily due to higher NII and lower provision for credit losses, partially offset by increases in all other noninterest expenses and income tax expense.
•The $36 million increase in NII was largely due to lower rates paid on interest-bearing deposits and loan growth.
•The $33 million decrease in provision for credit losses reflected the decreases related to Hurricane Helene and the modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.
•The $19 million net increase in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $13 million increase in income tax expense reflected higher income before income taxes.

General Bank segment loans were $64.99 billion at June 30, 2025, an increase of $140 million compared to $64.85 billion at March 31, 2025, largely related to loan growth in Wealth, partially offset by a decline in business and commercial loans in the Branch Network.

General Bank segment deposits were $73.50 billion at June 30, 2025, a decrease of $810 million compared to $74.31 billion at March 31, 2025, mostly related to declines in the Branch Network and Wealth due to seasonal tax outflows, and lower net growth.

General Bank segment net income for the Current YTD increased $94 million compared to the Prior YTD, primarily due to higher NII and noninterest income, partially offset by increases in personnel cost, all other noninterest expenses, and income tax expense.
•The $198 million increase in NII was mainly due to lower rates paid on interest-bearing deposits and loan growth, partially offset by the impact of deposit growth.
•The $31 million increase in total noninterest income was mostly due to increases in wealth management services, deposit fees and service charges, and cardholder services.
•The $32 million increase in personnel cost was mainly due to annual merit increases and promotions.
•The $84 million net increase in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $18 million increase in income tax expense reflected higher income before income taxes.

Commercial Bank

Table 16
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
Earnings Summary	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Net interest income	$299	$293	$311	$6	2%	$592	$611	$(19)	(3)%
Noninterest Income
Rental income on operating lease equipment	54	56	58	(2)	(2)	110	115	(5)	(3)
Less: depreciation on operating lease equipment	44	44	48	—	—	88	94	(6)	(6)
Net rental income on operating lease equipment (1)	10	12	10	(2)	(17)	22	21	1	5
All other noninterest income	98	69	77	29	42	167	160	7	3
Total noninterest income (2)	152	125	135	27	22	277	275	2	1
Noninterest income, net of depreciation (1)	108	81	87	27	33	189	181	8	4
Total revenue	451	418	446	33	8	869	886	(17)	(2)
Revenue, net of depreciation (1)	407	374	398	33	9	781	792	(11)	(1)
Noninterest Expense
Personnel cost	69	72	63	(3)	(6)	141	137	4	3
All other noninterest expense	154	159	135	(5)	(2)	313	275	38	14
Total noninterest expense (3)	267	275	246	(8)	(3)	542	506	36	7
Noninterest expense, net of depreciation (1)	223	231	198	(8)	(3)	454	412	42	10
Provision for credit losses	47	85	39	(38)	(44)	132	59	73	123
Income before income taxes	137	58	161	79	138	195	321	(126)	(39)
Income tax expense	35	15	44	20	136	50	86	(36)	(42)
Net income	$102	$43	$117	$59	139%	$145	$235	$(90)	(38)%
PPNR (1)	$184	$143	$200	$41	30%	$327	$380	$(53)	(14)%
Select Period End Balances
Loans and leases	$38,691	$38,631	$36,835	$60	—%	$38,691	$36,835	$1,856	5%
Operating lease equipment, net	750	731	767	19	3	750	767	(17)	(2)
Deposits	2,899	2,994	3,294	(95)	(3)	2,899	3,294	(395)	(12)
(1)    Net rental income on operating lease equipment; noninterest income, net of depreciation; revenue, net of depreciation; noninterest expense, net of depreciation; and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income includes rental income on operating lease equipment and all other noninterest income.
(3) Total noninterest expense includes depreciation on operating lease equipment.

Commercial Bank segment net income for the Current Quarter increased $59 million compared to the Linked Quarter, mostly due to lower provision for credit losses and higher noninterest income, partially offset by higher income tax expense.
•The $38 million decrease in provision for credit losses was mainly due to lower net charge-offs compared to the Linked Quarter and a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.
•The $29 million increase in all other noninterest income was mainly attributable to the positive impacts from fair value changes in customer derivative positions, higher lending-related fees and other non-marketable investments, as well as the Linked Quarter write-down of a held for sale asset.
•The $20 million increase in income tax expense reflected higher income before income taxes.

Commercial Bank segment loans were $38.69 billion at June 30, 2025, an increase of $60 million compared to $38.63 billion at March 31, 2025, primarily due to growth in the real estate finance and equipment finance portfolios.

Commercial Bank segment deposits were $2.90 billion at June 30, 2025, a decrease of $95 million from $2.99 billion at March 31, 2025, mostly due to a decline in checking with interest.

Commercial Bank segment net income for the Current YTD decreased $90 million compared to the Prior YTD, primarily due to higher provision for credit losses, higher noninterest expense, and lower NII, partially offset by lower income tax expense.

•The $73 million increase in provision for credit losses was mainly due to higher net charge-offs in the Current YTD and the impact of loan growth, partially offset by the modest shift in our scenario weighting as further discussed in the “ALLL Methodology” section of this MD&A.
•The $38 million net increase in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $19 million decrease in NII was mostly due to lower loan yields, partially offset by the impact of loan growth.
•The $36 million decrease in income tax expense reflected lower income before income taxes.

SVB Commercial

Table 17
SVB Commercial: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
Earnings Summary	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Net interest income	$490	$493	$553	$(3)	(1)%	$983	$1,076	$(93)	(9)%
Total noninterest income	130	132	134	(2)	(1)	262	268	(6)	(2)
Total revenue	620	625	687	(5)	(1)	1,245	1,344	(99)	(7)
Personnel cost	110	114	123	(4)	(4)	224	242	(18)	(8)
All other noninterest expense	272	265	246	7	3	537	493	44	9
Total noninterest expense	382	379	369	3	1	761	735	26	4
Provision for credit losses	55	23	19	32	135	78	42	36	87
Income before income taxes	183	223	299	(40)	(18)	406	567	(161)	(29)
Income tax expense	47	57	85	(10)	(19)	104	160	(56)	(35)
Net income	$136	$166	$214	$(30)	(18)%	$302	$407	$(105)	(26)%
PPNR (1)	$238	$246	$318	$(8)	(4)%	$484	$609	$(125)	(21)%
Select Period End Balances
Loans and leases	$37,529	$37,818	$39,117	$(289)	(1)%	$37,529	$39,117	$(1,588)	(4)%
Deposits	37,798	37,020	35,773	778	2	37,798	35,773	2,025	6
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

SVB Commercial segment net income for the Current Quarter decreased $30 million compared to the Linked Quarter, mainly due to higher provision for credit losses, partially offset by lower income tax expense.
•The $32 million increase in the provision for credit losses was largely due to higher specific reserves for individually evaluated credits in the investor dependent loan class, partially offset by lower net charge-offs and a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.
•The $10 million decrease in income tax expense reflected the decrease in income before income taxes.

SVB Commercial segment loans were $37.53 billion at June 30, 2025, a decrease of $289 million compared to $37.82 billion at March 31, 2025, mostly related to declines in Tech and Healthcare Banking loans, partially offset by growth in Global Fund Banking.
SVB Commercial segment deposits were $37.80 billion at June 30, 2025, an increase of $778 million compared to $37.02 billion at March 31, 2025, mainly due to deposit growth in Global Fund Banking and Tech & Healthcare.
SVB Commercial segment net income for the Current YTD decreased $105 million compared to the Prior YTD, mainly due to lower NII, higher all other noninterest expense, and higher provision for credit losses, partially offset by lower income tax expense.
•The $93 million decrease in NII was largely due to lower loan yields, partially offset by a lower rate paid on interest-bearing deposits.
•The $44 million net increase in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $36 million increase in provision for credit losses primarily reflected an increase in the provision for off-balance sheet credit exposure, mostly due to trends in the volume of unfunded commitments (which declined in the Prior YTD), partially offset by lower net charge-offs and a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A.

•The $56 million decrease in income tax expense reflected the decrease in income before income taxes.

Rail

Table 18
Rail: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
Earnings Summary	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Net interest income (expense)	$(53)	$(52)	$(45)	$1	4%	$(105)	$(88)	$(17)	19%
Noninterest Income
Rental income on operating lease equipment	218	214	201	4	2	432	399	33	8
Less: depreciation on operating lease equipment	56	54	50	2	1	110	100	10	9
Less: maintenance and other operating lease expenses	55	58	60	(3)	(3)	113	105	8	8
Net rental income on operating lease equipment (1)	107	102	91	5	5	209	194	15	8
All other noninterest income	3	2	2	1	56	5	6	(1)	(6)
Total noninterest income (2)	221	216	203	5	2	437	405	32	8
Noninterest income, net of depreciation and maintenance (1)	110	104	93	6	6	214	200	14	7
Total revenue	168	164	158	4	2	332	317	15	5
Revenue, net of depreciation and maintenance (1)	57	52	48	5	10	109	112	(3)	(3)
Noninterest Expense
Personnel cost	6	8	6	(2)	(23)	14	14	—	—
All other noninterest expense	26	14	15	12	68	40	29	11	42
Total noninterest expense (3)	143	134	131	9	6	277	248	29	12
Noninterest expense, net of depreciation and maintenance (1)	32	22	21	10	45	54	43	11	26
Provision for credit losses	—	—	—	—	—	—	—	—	—
Income before income taxes	25	30	27	(5)	(15)	55	69	(14)	(20)
Income tax expense	6	8	8	(2)	(15)	14	19	(5)	(26)
Net income	$19	$22	$19	$(3)	(15)%	$41	$50	$(9)	(18)%
PPNR (1)	$25	$30	$27	$(5)	(15)%	$55	$69	$(14)	(21)%
Select Period End Balances
Loans and leases	$62	$62	$62	$—	—%	$62	$62	$—	—%
Operating lease equipment, net	8,716	8,640	8,178	76	1	8,716	8,178	538	7
Deposits	3	12	10	(9)	(77)	3	10	(7)	(73)
(1)    Net rental income on operating lease equipment; noninterest income, net of depreciation and maintenance; noninterest expense, net of depreciation and maintenance; revenue, net of depreciation and maintenance; and PPNR are non-GAAP measures. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(2) Total noninterest income includes rental income on operating lease equipment and all other noninterest income.
(3) Total noninterest expense includes depreciation on operating lease equipment.

Rail segment net income for the Current Quarter decreased $3 million compared to the Linked Quarter, mostly due to higher all other noninterest expense, partially offset by higher net rental income.
•The $12 million increase in all other noninterest expense was primarily due to the previously mentioned vendor dispute.
•The $5 million increase in net rental income on operating lease equipment reflected higher rental income, mainly the result of fleet additions and strong repricing of renewed equipment. Depreciation on operating lease equipment increased $2 million, primarily due to fleet additions. Maintenance and other operating lease expenses decreased $3 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.

Rail segment net income for the Current YTD decreased $9 million compared to the Prior YTD, mostly due to lower NII and higher all other noninterest expenses, partially offset by higher net rental income on operating leases.
•The $17 million decrease in NII was primarily due to higher funding costs.
•The $11 million increase in all other noninterest expense was primarily due to the previously mentioned vendor dispute.
•The $15 million increase in net rental income on operating lease equipment reflected higher rental income on portfolio growth and strong repricing, partially offset by higher depreciation and maintenance costs. Depreciation on operating lease equipment increased $10 million, primarily due to growth of the rail assets, and maintenance and other operating lease expenses increased $8 million.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 132% of the average prior or expiring lease rate during the Current Quarter. Railcar utilization, including commitments to lease, was 96.9% at June 30, 2025, stable with 97.0% at December 31, 2024.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at June 30, 2025 consisted of approximately 127,300 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating Lease Railcar Portfolio by Type (units and net investment)

	June 30, 2025		March 31, 2025		December 31, 2024
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	41%	45%	42%
Tank cars	28	39	27	39	27	38
Mill/ coil gondolas	8	6	8	6	8	6
Coal	7	1	7	1	7	1
Boxcars	6	5	6	5	6	6
Other	6	8	7	8	7	7
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024
Manufacturing	$3,659	42%	$3,545	41%	$3,467	40%
Rail	2,011	23	2,011	23	2,003	23
Wholesale	1,550	18	1,553	18	1,505	18
Oil and gas extraction / services	483	5	518	6	583	7
Energy and utilities	222	3	240	3	239	3
Other	791	9	773	9	776	9
Total	$8,716	100%	$8,640	100%	$8,573	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) Year to Date
Earnings Summary	June 30, 2025	March 31, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Net interest income	$135	$141	$272	$(6)	(5)%	$276	$625	$(349)	(56)%
Total noninterest income	11	(2)	15	13	(754)	9	21	(12)	(58)
Total revenue	146	139	287	7	4	285	646	(361)	(56)
Personnel cost	415	410	368	5	1	825	704	121	17
Acquisition-related expenses	38	42	44	(4)	(10)	80	102	(22)	(21)
All other noninterest expense	(325)	(312)	(273)	(13)	4	(637)	(562)	(75)	14
Total noninterest expense	128	140	139	(12)	(9)	268	244	24	9
Provision for credit losses	—	—	—	—	—	—	—	—	—
Income (loss) income before income taxes	18	(1)	148	19	NM	17	402	(385)	(96)
Income tax (benefit) expense	(6)	—	43	(6)	NM	(6)	109	(115)	(106)
Net income (loss)	$24	$(1)	$105	$25	NM	$23	$293	$(270)	(92)%
PPNR (1)	$18	$(1)	$148	$19	NM	$17	$402	$(385)	(96)%
Select Period End Balances
Deposits	45,736	44,990	40,741	746	2	45,736	40,741	4,995	12
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
NM - not meaningful

Corporate net income increased $25 million compared to the Linked Quarter, mainly due to higher noninterest income and lower noninterest expense.
•The $13 million increase in noninterest income was largely due to a favorable change in the fair value of marketable equity securities.
•The $13 million net decrease in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses.

Corporate deposits were $45.74 billion at June 30, 2025, an increase of $746 million compared to $44.99 billion at March 31, 2025, mainly due to growth in the Direct Bank. Total deposits in Corporate primarily include $45.11 billion of Direct Bank deposits, with the remaining balance consisting of brokered and other deposits.

Corporate net income for the Current YTD decreased $270 million compared to the Prior YTD, primarily reflecting lower NII and higher personnel cost, partially offset by lower all other noninterest expense, acquisition-related expenses and income tax expense.
•The $349 million decrease in NII was mainly due to the unfavorable impacts of a lower average balance of interest-earning deposits at banks, a higher average balance of interest-bearing deposits and lower loan PAA, partially offset by the favorable impacts of a higher average balance of investment securities and a lower rate paid on interest-bearing deposits.
•The $121 million increase in personnel cost was mainly due to annual merit increases and promotions, as well as net staff additions.
•The $22 million decrease in acquisition-related expenses is discussed in the “Noninterest Expense” section of this MD&A.
•The $75 million net decrease in all other noninterest expenses is spread amongst various accounts, including Allocated Expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $115 million decrease in income tax expense reflected lower income before income taxes.

BALANCE SHEET ANALYSIS

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ALLL is included in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A and in Note 5—Allowance for Loan and Lease Losses. Information regarding our capital and regulatory capital is included in the “Capital” section of this MD&A.

Interest-earning Assets

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreements to resell, investment securities, loans held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher-risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets.

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of June 30, 2025 totaled $26.18 billion, an increase of $4.82 billion or 23% from $21.36 billion at December 31, 2024. The increase from December 31, 2024 is related to continued liquidity and funding management and reflected deposit growth and net increases in debt, partially offset by the impacts of Class A common share repurchases, loan growth, and net purchases of investment securities.

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at June 30, 2025 totaled $300 million, an increase of $142 million or 89% from $158 million at December 31, 2024.

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

The carrying value of investment securities at June 30, 2025 totaled $43.35 billion, a decrease of $744 million or 2% from $44.09 billion at December 31, 2024. The decrease from December 31, 2024 resulted from maturities, sales, and payments of $4.45 billion that offset purchases of $3.13 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, and non-cash items, such as fair value changes for investment securities available for sale and marketable equity securities along with amortization and accretion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of June 30, 2025, investment securities available for sale had a net pretax unrealized loss of $321 million, compared to $762 million as of December 31, 2024, primarily reflecting changes in interest rates and maturities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of June 30, 2025. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of June 30, 2025.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at June 30, 2025.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	June 30, 2025			March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value	Composition(1)
Investment securities available for sale:
U.S. Treasury	$12,125	$12,170	29.0%	$13,105	$13,150	30.6%	$13,897	$13,903	32.7%
Government agency	62	60	0.1	71	69	0.2	79	77	0.2
Residential mortgage-backed securities	17,118	16,924	40.3	16,905	16,605	38.6	16,161	15,620	36.7
Commercial mortgage-backed securities	3,695	3,536	8.4	3,759	3,594	8.4	3,869	3,666	8.6
Corporate bonds	364	353	0.8	483	465	1.1	489	467	1.1
Municipal bonds	17	17	—	17	17	—	17	17	—
Total investment securities available for sale	$33,381	$33,060	78.6%	$34,340	$33,900	78.9%	$34,512	$33,750	79.3%
Investment in marketable equity securities	$78	$97	0.2%	$78	$95	0.2%	$79	$101	0.2%
Investment securities held to maturity:
U.S. Treasury	$486	$465	1.1%	$484	$459	1.1%	$483	$452	1.1%
Government agency	1,493	1,415	3.4	1,491	1,400	3.3	1,489	1,374	3.2
Residential mortgage-backed securities	4,548	4,002	9.5	4,668	4,090	9.5	4,558	3,878	9.1
Commercial mortgage-backed securities	3,359	2,726	6.5	3,378	2,748	6.4	3,407	2,729	6.5
Supranational securities	302	279	0.7	301	274	0.6	300	267	0.6
Other	1	1	—	2	2	—	2	2	—
Total investment securities held to maturity	$10,189	$8,888	21.2%	$10,324	$8,973	20.9%	$10,239	$8,702	20.5%
Total investment securities	$43,648	$42,045	100.0%	$44,742	$42,968	100.0%	$44,830	$42,553	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at June 30, 2025, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, June 30, 2025, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 23
Weighted Average Yield on Investment Securities

	June 30, 2025
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.46%	4.18%	—%	—%	4.33%
Government agency	1.59	4.14	4.02	—	4.09
Residential mortgage-backed securities (1)	—	4.22	4.66	4.02	4.17
Commercial mortgage-backed securities (1)	4.15	4.77	5.50	2.91	4.05
Corporate bonds	6.66	8.08	5.07	—	6.75
Municipal bonds	—	—	—	7.00	7.00
Total investment securities available for sale	4.45%	4.41%	4.69%	3.92%	4.24%

Investment securities held to maturity:
U.S. Treasury	1.18%	1.42%	1.57%	—%	1.38%
Government agency	1.26	1.57	1.92	—	1.54
Residential mortgage-backed securities (1)	—	—	2.08	2.57	2.57
Commercial mortgage-backed securities (1)	—	1.85	—	2.51	2.50
Supranational securities	1.23	1.49	1.68	—	1.56
Other	3.55	—	—	—	3.55
Total investment securities held to maturity	1.24%	1.54%	1.76%	2.54%	2.31%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at June 30, 2025. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at June 30, 2025 were $125 million, an increase of $40 million or 48% from $85 million at December 31, 2024.

Table 24
Assets Held for Sale

				Increase (Decrease) from:
dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Loans and leases:
Commercial (1)	$40	$113	$27	$(73)	(65)%	$13	47%
Consumer	83	70	55	13	19%	28	52%
Loans and leases	123	183	82	(60)	(33)%	41	50%
Operating lease equipment	2	2	3	—	—%	(1)	(17)%
Total assets held for sale	$125	$185	$85	$(60)	(32)%	$40	48%
(1) Includes nonaccrual loans held for sale of $22 million as of June 30, 2025 and $19 million as of March 31, 2025. There were no nonaccrual loans held for sale at December 31, 2024.

Loans and Leases
The loan and lease disclosures for the Linked Quarter and 2024 periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes summarized in the “Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Loans and leases at June 30, 2025 were $141.27 billion, an increase of $1.05 billion or 1% from $140.22 billion at December 31, 2024. Loan growth in the Commercial Bank segment of $793 million was mainly in our industry verticals, primarily TMT and healthcare, as well as the equipment finance portfolios. Loan growth of $155 million in the SVB Commercial segment was concentrated in global fund banking loans, partially offset by a decline in our investor dependent loans. Loan growth of $100 million in the General Bank segment was primarily in the wealth portfolio.

The unamortized discount related to acquired loans was $1.45 billion at June 30, 2025, a decrease of $148 million from $1.60 billion at December 31, 2024.

Refer to Note 4—Loans and Leases for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024		Balance Increase (Decrease) from:
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans	March 31, 2025		December 31, 2024
Commercial:
Commercial construction	$5,714	4%	$5,529	4%	$5,109	4%	$185	3%	$605	12%
Owner occupied commercial mortgage	17,053	12	16,951	12	16,842	12	102	1	211	1
Non-owner occupied commercial mortgage	16,100	11	16,139	11	16,194	12	(39)	—	(94)	(1)
Commercial and industrial	40,658	30	41,040	30	40,737	28	(382)	(1)	(79)	—
Leases	2,028	1	2,022	1	2,014	1	6	—	14	1
Global fund banking	28,677	20	28,572	20	27,904	20	105	—	773	3
Investor dependent	2,777	2	2,958	2	3,193	3	(181)	(6)	(416)	(13)
Total commercial	$113,007	80%	$113,211	80%	$111,993	80%	$(204)	—%	$1,014	1%
Consumer:
Residential mortgage	$23,059	16%	$23,060	16%	$23,152	16%	$(1)	—%	$(93)	—%
Revolving mortgage	2,736	2	2,635	2	2,567	2	101	4	169	7
Consumer auto	1,490	1	1,487	1	1,523	1	3	—	(33)	(2)
Consumer other	977	1	965	1	986	1	12	1	(9)	(1)
Total consumer	$28,262	20%	$28,147	20%	$28,228	20%	$115	—%	$34	—%
Total loans and leases	$141,269	100%	$141,358	100%	$140,221	100%	$(89)	—%	$1,048	1%
Allowance for loan and lease losses	(1,672)		(1,680)		(1,676)
Net loans and leases	$139,597		$139,678		$138,545

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 26
Operating Lease Equipment, Net

dollars in millions				Increase (Decrease) from:
	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Railcars and locomotives	$8,716	$8,640	$8,573	$76	1%	$143	2%
Other equipment	750	731	750	19	3	—	—
Total (1)	$9,466	$9,371	$9,323	$95	1%	$143	2%
(1)    Includes off-lease rail equipment of $242 million at June 30, 2025, $256 million at March 31, 2025, and $219 million at December 31, 2024.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at June 30, 2025 totaled $157.17 billion, an increase of $3.52 billion or 2% from $153.65 billion at December 31, 2024. The increase from December 31, 2024 was mainly due to deposit growth as well as the Linked Quarter Debt Issuances, partially offset by the Current Quarter Debt Redemption as further discussed below.

Deposits
Total deposits at June 30, 2025 were $159.94 billion, an increase of $4.71 billion or 3% from $155.23 billion at December 31, 2024.

Deposit changes within our business segments compared to December 31, 2024 are discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” section of this MD&A and changes from the Linked Quarter are discussed in the “Results by Segment” section of this MD&A.

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions				Increase (Decrease) from:
	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Noninterest-bearing demand	$40,879	$40,767	$38,633	$112	—%	$2,246	6%
Checking with interest	23,283	23,041	25,343	242	1	(2,060)	(8)
Money market	37,654	37,705	35,722	(51)	—	1,932	5
Savings	46,877	45,817	42,278	1,060	2	4,599	11
Time	11,242	11,995	13,253	(753)	(6)	(2,011)	(15)
Interest-bearing deposits	119,056	118,558	116,596	498	—	2,460	2
Total deposits	$159,935	$159,325	$155,229	$610	—%	$4,706	3%
Noninterest-bearing deposits to total deposits	25.6%	25.6%	24.9%

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

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of June 30, 2025 were in North Carolina, South Carolina, and California, which represented approximately 25.2%, 7.7%, and 7.0%, respectively, of total deposits.

The Direct Bank had $45.11 billion or 28.2% of our total deposits as of June 30, 2025. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of June 30, 2025 were $37.80 billion or 23.6% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled approximately $6.30 billion as of June 30, 2025, compared to approximately $8.01 billion as of December 31, 2024.

Brokered deposits, included in time deposits in the preceding table, are a source of deposit funding but remain an immaterial amount of total deposits at less than 1% as of June 30, 2025 and December 31, 2024.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $57.80 billion, which represented approximately 36.1% of total deposits at June 30, 2025, compared to $59.51 billion or 38.3% of total deposits at December 31, 2024.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of June 30, 2025:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	June 30, 2025
Time deposits maturing in:
Three months or less	$659
Over three months through six months	373
Over six months through 12 months	300
More than 12 months	14
Total	$1,346

Borrowings
Total borrowings at June 30, 2025 were $38.11 billion, an increase of $1.06 billion or 3% from $37.05 billion at December 31, 2024. The increase from December 31, 2024 primarily related to the Linked Quarter Debt Issuances (refer to the table below), as well as higher securities sold under agreements to repurchase, partially offset by the Current Quarter Debt Redemption.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 29
Borrowings

dollars in millions				Increase (Decrease) from:
	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Securities sold under agreements to repurchase	$471	$450	$367	$21	5%	$104	28%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028(1)	35,841	35,829	35,816	12	—	25	—
Senior Unsecured Borrowings
5.231% fixed-to-floating rate notes due March 2031(2)	497	497	—	—	—	497	100
6.000% fixed rate notes due April 2036	58	58	58	—	—	—	—
Subordinated debt
3.375% fixed-to-floating rate notes due March 2030(3)	—	350	350	(350)	(100)	(350)	(100)
6.125% fixed rate notes due March 2028	437	441	445	(4)	(1)	(8)	(2)
6.254% fixed-to-fixed rate notes due March 2040(4)	745	745	—	—	—	745	100
Capital lease obligations	63	36	15	27	75	48	320
Total borrowings	$38,112	$38,406	$37,051	$(294)	(1)%	$1,061	3%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases. The unamortized discount related to this borrowing was $150 million, $163 million, and $176 million at June 30, 2025, March 31, 2025, and December 31, 2024, respectively.
(2) The fixed rate period will end on March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded Secured Overnight Financing Rate (“SOFR”) Index Rate plus 141 bps per annum until the maturity date (or date of earlier redemption).
(3) The fixed rate period ended on March 15, 2025, and the notes converted to a floating interest rate equal to Three-Month Term SOFR plus 246.5 bps per annum. The notes included a callable feature and were redeemed on June 15, 2025.
(4) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 197 bps per annum until the maturity date (or date of earlier redemption).

The following summarizes the Linked Quarter Debt Issuances:

Table 30
Parent Company Notes Issued

Issuance Date	Amount	Description
March 12, 2025	$500 Million	$500 million aggregate principal amount of senior fixed-to-floating rate notes with a maturity date of March 12, 2031. Interest is payable semi-annually in arrears on March 12 and September 12 of each year, beginning on September 12, 2025, and ending on March 12, 2030 (or date of earlier redemption), at a fixed rate of 5.231% per annum. The fixed rate period will end on March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded SOFR plus 141 bps per annum until the maturity date (or date of earlier redemption). During the floating rate period, interest on the notes will be payable quarterly in arrears on June 12, 2030, September 12, 2030, December 12, 2030, and on the maturity date (or date of earlier redemption).
March 12, 2025	$750 Million	$750 million aggregate principal amount of subordinated fixed-to-fixed rate notes with a maturity date of March 12, 2040. Interest is payable semi-annually in arrears on March 12 and September 12 of each year and on the maturity date (or date of earlier redemption), commencing on September 12, 2025, at a fixed rate of 6.254% per annum. The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 197 bps per annum until the maturity date (or date of earlier redemption).

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

Other Assets and Liabilities

The following table includes the components of other assets:

Table 31
Other Assets

dollars in millions				Increase (Decrease) from:
	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Affordable housing tax credit and other unconsolidated investments (1)	$2,592	$2,578	$2,516	$14	1%	$76	3%
Accrued interest receivable	902	920	902	(18)	(2)	—	—
Fair value of derivative financial instruments	626	553	660	73	13	(34)	(5)
Pension and other retirement plan assets	671	667	658	4	1	13	2
Right of use assets for operating leases, net	318	300	316	18	6	2	1
Income tax receivable	500	500	505	—	—	(5)	(1)
Counterparty receivables	164	87	69	77	89	95	137
Bank-owned life insurance	107	107	106	—	1	1	1
Nonmarketable equity securities	140	136	127	4	3	13	11
Other real estate owned	97	97	56	—	—	41	74
Mortgage servicing rights	29	28	27	1	4	2	7
Federal Home Loan Bank stock	19	20	20	(1)	(4)	(1)	(4)
Other	899	803	778	96	12	121	16
Total other assets	$7,064	$6,796	$6,740	$268	4%	$324	5%
(1)    Refer to Note 8—Variable Interest Entities for additional information.

The following table includes the components of other liabilities:

Table 32
Other Liabilities

dollars in millions				Increase (Decrease) from:
	June 30, 2025	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
Deferred taxes	$3,560	$3,525	$3,534	$35	1%	$26	1%
Commitments to fund tax credit investments	1,163	1,234	1,214	(71)	(6)	(51)	(4)
Accrued personnel cost (1)	697	495	1,024	202	41	(327)	(32)
Fair value of derivative financial instruments	631	541	625	90	17	6	1
Lease liabilities	356	340	357	16	5	(1)	—
Reserve for off-balance sheet credit exposure	288	284	278	4	2	10	4
Accrued interest payable	120	107	134	13	13	(14)	(10)
Accounts payable and other	1,418	1,125	1,030	293	26	388	38
Total other liabilities	$8,233	$7,651	$8,196	$582	8%	$37	1%
(1) Includes accruals for annual incentive compensation which is typically paid during the first quarter. Additionally, accrued personnel cost can fluctuate based on timing of the payroll cycle.
A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $288 million at June 30, 2025, an increase of $10 million compared to $278 million at December 31, 2024 and an increase of $4 million compared to $284 million at March 31, 2025. Refer to the “Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 18—Commitments and Contingencies for information relating to off-balance sheet commitments.

RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite and a balanced approach to risk taking with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge by independent risk management and oversight by management committees. The Board strives to ensure that risk management is a part of our business culture and that our policies and procedures to identify, assess, respond, and monitor risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through its Risk Committee.

The Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Risk Committee monitors adherence to our Risk Management Framework and Risk Appetite Framework and Statement and provides quarterly updates to the Board on risk management. Our Chief Risk Officer also provides regular reports to the Risk Committee and the Board. Management and independent risk functions make regular reports to the Risk Committee on key risk areas, including credit, market, capital, liquidity, operational, compliance, strategic, and reputational risks. The Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third-party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities. The Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Risk Committee may coordinate with the Audit Committee, Technology Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, technology and cybersecurity risk, compensation risk management, and other areas of responsibility.

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

Commercial Lending and Leasing
BancShares employs a credit ratings system where each commercial loan is assigned a PD, LGD, and/or overall credit rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data, as well as other borrower and loan characteristics, to assign a risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances that, in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

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

ALLL Methodology
Our ALLL methodology is discussed further in the 2024 Form 10-K, in the section entitled “Critical Accounting Estimates” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

The loan and ALLL disclosures for the Linked Quarter and 2024 periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes summarized in the “Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Our ALLL estimate as of June 30, 2025 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

Macroeconomic Forecasts Utilized in the Estimate of the ALLL
While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables, including the U.S. unemployment rate, U.S. real gross domestic product (“GDP”), home price index (“HPI”), and CRE price index utilized in the ALLL models. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the reasonable and supportable period. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations.

For the Current Quarter, the potential impacts of new trade, tariff and other economic policies in the United States were more prevalently reflected in the baseline macroeconomic scenario, which resulted in a modest shift in our weighting from the downside to baseline economic scenario.

At June 30, 2025, ALLL estimates ranged from approximately $1.42 billion, when weighing the upside scenario 100%, to approximately $2.12 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.67 billion was appropriate as of June 30, 2025.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at June 30, 2025 and December 31, 2024. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 33
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of June 30, 2025
	2025	2026	2027
U.S. unemployment rate (1)	4.5%	5.5%	5.5%
U.S. real GDP (2)	1.2%	0.9%	2.1%
HPI (2)	1.9%	(0.7)%	2.5%
CRE price index (2)	(0.4)%	(2.8)%	5.9%

	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. unemployment rate (1)	5.0%	5.1%	4.7%
U.S. real GDP (2)	1.4%	1.7%	2.3%
HPI (2)	(1.3)%	2.0%	2.8%
CRE price index (2)	(3.6)%	0.4%	8.8%
(1) Represents the quarterly average U.S. unemployment rate for the years ending December 31, 2025, 2026 and 2027.
(2) Represents the year-over-year percent changes.

Qualitative Component of the ALLL
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

ALLL and Net Charge-offs
The ALLL and net charge-offs are summarized below.

Table 34
ALLL for Loans and Leases

dollars in millions	Three Months Ended June 30, 2025
	Commercial	Consumer	Total
Balance at beginning of period	$1,517	$163	$1,680
Provision for loan and lease losses	111	—	111
Charge-offs	(137)	(7)	(144)
Recoveries	21	4	25
Balance at end of period	$1,512	$160	$1,672
Net charge-off ratio			0.33%
Net charge-offs	$116	$3	$119
Average loans			$141,791
Percent of loans in each category to total loans	80%	20%	100%

	Three Months Ended March 31, 2025
	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676
Provision for loan and lease losses	138	10	148
Charge-offs	(159)	(8)	(167)
Recoveries	20	3	23
Balance at end of period	$1,517	$163	$1,680
Net charge-off ratio			0.41%
Net charge-offs	$139	$5	$144
Average loans			$140,780
Percent of loans in each category to total loans	80%	20%	100%

	Three Months Ended June 30, 2024
	Commercial	Consumer	Total
Balance at beginning of period	$1,582	$155	$1,737
Provision for loan and lease losses	94	1	95
Charge-offs	(153)	(6)	(159)
Recoveries	24	3	27
Balance at end of period	$1,547	$153	$1,700
Net charge-off ratio			0.38%
Net charge-offs	$129	$3	$132
Average loans			$137,426
Percent of loans in each category to total loans	80%	20%	100%

The ALLL at June 30, 2025 was $1.67 billion, representing a decrease of $8 million compared to March 31, 2025, primarily due to decreases related to Hurricane Helene, other credit quality improvements, and a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “ALLL Methodology” section of this MD&A, partially offset by higher specific reserves for individually evaluated loans.

Net charge-offs for the Current Quarter were $119 million, a decrease of $25 million from $144 million for the Linked Quarter, mainly due to lower net charge-offs in investor dependent and non-owner occupied commercial mortgage loan classes, partially offset by higher net charge-offs in the commercial and industrial loan class.

Table 35
ALLL for Loans and Leases

dollars in millions	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747
Provision (benefit) for loan and lease losses	249	10	259	193	(5)	188
Charge-offs	(296)	(15)	(311)	(274)	(13)	(287)
Recoveries	41	7	48	47	5	52
Balance at end of period	$1,512	$160	$1,672	$1,547	$153	$1,700
Net charge-off ratio			0.37%			0.35%
Net charge-offs	$255	$8	$263	$227	$8	$235
Average loans			$141,288			$135,565
Percent of loans in each category to total loans	80%	20%	100%	80%	20%	100%

The ALLL at June 30, 2025 was $1.67 billion, representing a decrease of $4 million from December 31, 2024, mainly due to the decreases discussed above and the result of a mix shift from the investor dependent loan class to the global fund banking loan class, which has a lower loss rate relative to our other loan classes, partially offset by the impact of loan growth.

Net charge-offs for the Current YTD were $263 million, an increase of $28 million from $235 million for the Prior YTD. The higher net charge-offs within commercial loans were mainly due to the commercial and industrial and non-owner occupied commercial mortgage loan classes, partially offset by lower net charge-offs in the investor dependent loan class.

Table 36
ALLL Ratios

dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024
ALLL	$1,672	$1,680	$1,676
Total loans and leases	$141,269	$141,358	$140,221
ALLL to total loans and leases	1.18%	1.19%	1.20%
Commercial loans and leases:
ALLL - commercial	$1,512	$1,517	$1,518
Commercial loans and leases	$113,007	$113,211	$111,993
Commercial ALLL to commercial loans and leases	1.34%	1.34%	1.35%
Consumer loans:
ALLL - consumer	$160	$163	$158
Consumer loans	$28,262	$28,147	$28,228
Consumer ALLL to consumer loans	0.56%	0.58%	0.56%

The ALLL as a percentage of total loans and leases at June 30, 2025 was 1.18%, compared to 1.19% at March 31, 2025 and 1.20% at December 31, 2024. The trends in the ALLL are discussed above.

Table 37
ALLL by Loan Class

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$67	1.17%	$61	1.10%	$53	1.03%
Owner occupied commercial mortgage	53	0.31	54	0.32	51	0.30
Non-owner occupied commercial mortgage	318	1.98	331	2.05	340	2.10
Commercial and industrial	781	1.92	784	1.91	768	1.88
Leases	36	1.75	36	1.79	36	1.80
Global fund banking	80	0.28	75	0.26	75	0.27
Investor dependent	177	6.37	176	5.97	195	6.10
Total commercial	1,512	1.34	1,517	1.34	1,518	1.35
Consumer
Residential mortgage	89	0.39	87	0.38	85	0.37
Revolving mortgage	19	0.70	23	0.87	21	0.83
Consumer auto	9	0.63	9	0.60	5	0.35
Consumer other	43	4.32	44	4.59	47	4.75
Total consumer	160	0.56	163	0.58	158	0.56
Total ALLL	$1,672	1.18%	$1,680	1.19%	$1,676	1.20%
The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts and the composition and credit quality of the loan and lease portfolio, and the related impacts on the ALLL models.

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation in the 2024 Form 10-K.

Table 38
Non-Performing Assets

dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial loans	$1,107	$1,010	$1,003
Consumer loans	212	196	181
Total nonaccrual loans	1,319	1,206	1,184
Other real estate owned and repossessed assets	103	105	64
Total nonperforming assets	$1,422	$1,311	$1,248

ALLL to total loans and leases	1.18%	1.19%	1.20%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	1.01	0.93	0.89
Ratio of nonaccrual loans and leases to total loans and leases	0.93	0.85	0.84
Ratio of ALLL to nonaccrual loans and leases	126.75	139.25	141.58

Nonaccrual loans and leases at June 30, 2025 were $1.32 billion, representing increases of $135 million and $113 million compared to December 31, 2024 and March 31, 2025, respectively, mainly due to one individually evaluated nonaccrual credit in the commercial and industrial loan class (and the SVB Commercial segment).

OREO and repossessed assets were $103 million at June 30, 2025 compared to $64 million at December 31, 2024 and $105 million at March 31, 2025. The increase of $39 million compared to December 31, 2024 mainly reflects additional foreclosed CRE properties.

Delinquencies
Accruing loans 30 days or more past due were 0.52% of total loans at June 30, 2025, compared to 0.54% at December 31, 2024 and 0.73% at March 31, 2025. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio
Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 39
Commercial Real Estate Portfolio (1)

dollars in millions	June 30, 2025
	Balance	% to Total Loans and Leases
Multi-Family	$5,151	3.65%
Medical Office	3,829	2.71
Industrial/Warehouse	3,697	2.62
General Office	2,218	1.57
Retail	1,714	1.21
Healthcare	1,330	0.94
Hotel/Motel	867	0.61
Other	4,733	3.35
Total	$23,539	16.66%
(1) The definition of CRE in this table is aligned with the Federal Reserve and FDIC guidance on CRE and includes the following: construction loans, loans where the primary repayment is from third party rental income, and loans not secured by real estate but for the purpose of real estate. This table excludes the owner occupied commercial mortgage loan class.

Evolving macroeconomic and social conditions (including the shift to more hybrid work arrangements) may result in changes for General Office demand moving forward. Our General Office portfolio has experienced more negative credit quality trends relative to our other CRE portfolios. Select metrics for our General Office portfolio are summarized in the following table:

Table 40
Select General Office Loan Metrics

dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024
% of total loans and leases	1.57%	1.68%	1.77%
% of CRE loans	9.42%	10.16%	10.81%
Average loan balance	$2	$2	$2
Net charge-offs (YTD annualized %)	4.09%	4.77%	3.95%
Delinquencies as a % of General Office loans	6.59%	11.08%	10.92%
Non-performing loans as a % of General Office loans	9.03%	10.87%	12.10%
ALLL ratio	4.59%	4.35%	4.59%

Concentration Risk
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to risk, such as our concentrations of real estate secured loans, revolving mortgage loans and healthcare-related loans. Additionally, commercial loans may be concentrated in loans with large balances and loans in certain industries and customer groups, including private equity and venture capital.

Loan concentration data regarding our commercial and consumer loan portfolios is summarized below.

Commercial Loan Concentrations
Current Quarter changes to loan classes are discussed above under “Recent Events—2025 Loan Class Changes” and in Note 1—Significant Accounting Policies and Basis of Presentation. Concentration disclosures for the Linked Quarter and at December 31, 2024 included in this Form 10-Q were recast to reflect the 2025 Loan Class Changes.

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 41
Commercial Loans and Leases - Geography

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024
State
California	$25,874	22.9%	$25,304	22.4%	$24,491	21.9%
North Carolina	11,051	9.8	10,974	9.7	10,985	9.8
New York	10,470	9.3	9,891	8.7	10,202	9.1
Texas	8,620	7.6	8,276	7.3	8,459	7.6
Massachusetts	7,880	7.0	6,947	6.1	7,259	6.5
Florida	5,629	5.0	5,842	5.2	5,845	5.2
All other states	40,519	35.8	43,157	38.1	42,217	37.6
Total U.S.	$110,043	97.4%	$110,391	97.5%	$109,458	97.7%
Total International	2,964	2.6	2,820	2.5	2,535	2.3
Total	$113,007	100.0%	$113,211	100.0%	$111,993	100.0%
Industry Concentrations
The following table represents loans by industry of obligor:

Table 42
Commercial Loans and Leases - Industry

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024
Finance and Insurance	$31,902	28.3%	$31,832	28.1%	$31,162	27.8%
Real Estate	18,348	16.2	18,198	16.1	17,898	16.0
Healthcare	11,083	9.8	11,001	9.7	11,053	9.9
Information	9,490	8.4	9,596	8.5	9,569	8.5
Business Services	9,217	8.2	9,180	8.0	9,089	8.1
Transportation, Communication, Gas, Utilities	7,909	7.0	8,194	7.2	8,175	7.3
Manufacturing	6,998	6.2	7,000	6.2	7,160	6.4
Service Industries	4,192	3.7	4,136	3.7	4,124	3.7
Retail	4,120	3.6	4,319	3.8	4,141	3.7
Wholesale	3,481	3.1	3,461	3.1	3,437	3.1
Other	6,267	5.5	6,294	5.6	6,185	5.5
Total	$113,007	100.0%	$113,211	100.0%	$111,993	100.0%

The following table provides a summary of commercial loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of June 30, 2025:

Table 43
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 to < $30 Million	> $30 Million	Total Commercial Loans
Commercial construction	$1,256	$1,494	$2,964	$5,714
Owner occupied commercial mortgage	14,466	1,957	630	17,053
Non-owner occupied commercial mortgage	6,543	4,975	4,582	16,100
Commercial and industrial	15,226	12,297	13,135	40,658
Leases	1,651	295	82	2,028
Global fund banking	2,241	4,847	21,589	28,677
Investor dependent	1,761	754	262	2,777
Total	$43,144	$26,619	$43,244	$113,007

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 44
Consumer Loans - Geography

dollars in millions	June 30, 2025		March 31, 2025		December 31, 2024
State
California	$8,335	29.5%	$8,450	30.0%	$8,655	30.7%
North Carolina	7,067	25.0	6,965	24.7	6,923	24.5
South Carolina	3,660	12.9	3,618	12.9	3,607	12.8
Massachusetts	1,644	5.8	1,678	6.0	1,692	6.0
Other states	7,556	26.8	7,436	26.4	7,351	26.0
Total	$28,262	100.0%	$28,147	100.0%	$28,228	100.0%

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, and also incorporate additional internal models and assumptions, which we may update periodically, including rate dependent prepayment for certain loans and securities and repricing of interest-bearing non-maturity deposits. The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates.

Table 45
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	June 30, 2025	March 31, 2025	December 31, 2024
-200	(12.4)%	(11.4)%	(10.6)%
-100	(6.6)	(6.1)	(6.1)
+100	7.8	5.9	6.9
+200	15.2	12.3	11.1

NII Sensitivity metrics at June 30, 2025, compared to December 31, 2024, were primarily affected by cash increase from deposit growth and the Linked Quarter Debt Issuances, as well as impacts from changes in forward rate curve expectations.

As of June 30, 2025, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 64% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of approximately 35%-40% over the twelve-month forecast horizon, including 45%-50% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 46
Economic Value of Equity Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	June 30, 2025	March 31, 2025	December 31, 2024
-200	2.0%	3.2%	5.4%
-100	2.0	2.5	3.1
+100	(2.2)	(2.9)	(3.2)
+200	(4.0)	(5.5)	(7.0)

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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 47
Loan Maturity Distribution

dollars in millions	At June 30 2025, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,430	$3,490	$748	$46	$5,714
Owner occupied commercial mortgage	1,793	8,178	6,622	460	17,053
Non-owner occupied commercial mortgage	3,310	9,942	2,045	803	16,100
Commercial and industrial	10,409	24,645	4,566	1,038	40,658
Leases	632	1,319	77	—	2,028
Global fund banking	26,330	2,313	34	—	28,677
Investor dependent	366	2,411	—	—	2,777
Total commercial	44,270	52,298	14,092	2,347	113,007
Consumer
Residential mortgage	671	2,860	7,720	11,808	23,059
Revolving mortgage	59	187	1,021	1,469	2,736
Consumer auto	338	1,020	132	—	1,490
Consumer other	290	556	122	9	977
Total consumer	1,358	4,623	8,995	13,286	28,262
Total loans and leases	$45,628	$56,921	$23,087	$15,633	$141,269

As noted above, approximately 64% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of June 30, 2025:

Table 48
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,385	$2,899
Owner occupied commercial mortgage	13,352	1,908
Non-owner occupied commercial mortgage	6,263	6,527
Commercial and industrial	10,054	20,195
Leases	1,389	7
Global fund banking	1	2,346
Investor dependent	20	2,391
Total commercial	32,464	36,273
Consumer
Residential mortgage	8,636	13,752
Revolving mortgage	30	2,647
Consumer auto	1,152	—
Consumer other	273	414
Total consumer	10,091	16,813
Total loans and leases	$42,555	$53,086

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

Liquidity includes available cash and HQLS. At June 30, 2025 we had $63.62 billion of high-quality liquid assets (27.7% of total assets) and $28.51 billion of contingent liquidity sources available. The higher available cash level presented below was due in part from deposit growth, maturing investment securities, and funds received in connection with the Linked Quarter Debt Issuances. During the Current Quarter, we increased our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. As noted below, the draw period under the Advance Facility Agreement with the FDIC ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility.

Table 49
Liquidity

dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024
Available cash	$25,332	$23,769	$20,545
High-quality liquid securities (1)	38,284	39,018	38,794
High-quality liquid assets	$63,616	$62,787	$59,339

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$17,852	$16,542	$16,423
FRB facility	10,561	5,612	5,475
FDIC facility (4)	—	—	5,291
Line of credit	100	100	100
Total contingent sources	$28,513	$22,254	$27,289
Total liquid assets and contingent sources	$92,129	$85,041	$86,628
Total uninsured deposits	$57,805	$58,063	$59,510
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	159%	146%	146%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at June 30, 2025, March 31, 2025 and December 31, 2024.
(3)    Refer to Table 50 for additional details.
(4)    The Advance Facility Agreement with the FDIC was obtained in connection with SVBB Acquisition and the draw period ended on March 27, 2025.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at June 30, 2025 were $159.94 billion, an increase of $4.71 billion or 3% from $155.23 billion at December 31, 2024.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at June 30, 2025 were $38.11 billion, an increase of $1.06 billion or 3% from $37.05 billion at December 31, 2024. The increase is primarily due to the Linked Quarter Debt Issuances with aggregate principal amounts totaling $1.25 billion and partially offset by the Current Quarter Debt Redemption with aggregate principal amounts totaling $350 million, as detailed in the “Interest-bearing Liabilities—Borrowings” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base when appropriate.

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

Table 50
FHLB Balances

dollars in millions	June 30, 2025	March 31, 2025	December 31, 2024
Total borrowing capacity	$18,552	$17,992	$17,873
Less:
Advances	—	—	—
Letters of credit (1)	700	1,450	1,450
Available capacity	$17,852	$16,542	$16,423
Pledged Non-PCD loans	$30,835	$30,112	$30,421
(1)    Letters of credit were established with the FHLB to collateralize public funds. One of the letters of credit expired during the Current Quarter and was replaced subsequent to June 30, 2025.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $10.56 billion on a secured basis. During the Current Quarter, we pledged additional loan collateral and increased our borrowing capacity under agreements with the FRB. There were no outstanding borrowings with the FRB Discount Window at June 30, 2025, March 31, 2025 and December 31, 2024.

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

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of June 30, 2025, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 18—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 51
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$10,962	$229	$51	$—	$11,242
Short-term borrowings	471	—	—	—	471
Long-term borrowings (1)(2)	(40)	36,320	(1)	1,362	37,641
Total contractual obligations	$11,393	$36,549	$50	$1,362	$49,354
Commitments:
Financing commitments	$29,986	$14,373	$1,839	$6,608	$52,806
Letters of credit	1,764	530	13	17	2,324
Deferred purchase agreements	1,463	—	—	—	1,463
Purchase and funding commitments	57	—	—	—	57
Affordable housing partnerships (1)	554	525	35	49	1,163
Total commitments	$33,824	$15,428	$1,887	$6,674	$57,813
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $107 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $22 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 51, we do not have any significant long-term debt obligations due until the Purchase Money Note matures. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate.

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

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of the 2024 Form 10-K, including a discussion of an NPR issued on July 27, 2023 by the federal banking agencies regarding enhanced capital requirements. We will continue to monitor the status of the NPR.

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

Common and Preferred Stock Dividends
During the first and second quarters of 2025, we paid quarterly dividends of $1.95 per share on the Class A common stock and Class B common stock. In July 2025, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.95 per common share. The dividends are payable on September 15, 2025 to stockholders of record as of August 29, 2025.

During the first and second quarters of 2025, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 12—Stockholders' Equity. In July 2025, the Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on September 15, 2025.

Capital Composition and Ratios
As discussed earlier in the “Recent Events” section of this MD&A, the Board authorized the Class A common stock 2024 SRP and the new 2025 SRP that may commence repurchases upon completion of the 2024 SRP. During the Current Quarter and Current YTD, we repurchased 338,959 and 641,642 shares, respectively, under the 2024 SRP. Refer to the “Recent Events” section above for more information and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for our monthly repurchase activity during the Current Quarter.

The following table details the change in outstanding Class A common stock through June 30, 2025. Refer to Note 12—Stockholders' Equity for additional information.

Table 52
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Class A common stock shares outstanding at beginning of period	12,409,753	12,712,436
Shares repurchased under authorized repurchase plan	(338,959)	(641,642)
Class A common stock shares outstanding at end of period	12,070,794	12,070,794

We also had 1,005,185 Class B common stock outstanding at June 30, 2025 and December 31, 2024.

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

Table 53
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	June 30, 2025		March 31, 2025			December 31, 2024
			Amount	Ratio	Amount	Ratio	Adjusted Ratio (1)	Amount	Ratio	Adjusted Ratio (1)
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,713	14.25%	$25,071	15.23%	14.49%	$24,610	15.04%	14.27%
Tier 1 risk-based capital	8.50	8.00	21,896	12.63	21,970	13.35	12.70	22,137	13.53	12.84
Common equity Tier 1	7.00	6.50	21,015	12.12	21,089	12.81	12.19	21,256	12.99	12.33
Tier 1 leverage ratio	4.00	5.00	21,896	9.62	21,970	9.75	n/a (2)	22,137	9.90	n/a (2)

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,361	14.06%	$23,758	14.45%	13.74%	$23,975	14.66%	13.91%
Tier 1 risk-based capital	8.50	8.00	22,289	12.87	21,682	13.18	12.54	21,852	13.37	12.68
Common equity Tier 1	7.00	6.50	22,289	12.87	21,682	13.18	12.54	21,852	13.37	12.68
Tier 1 leverage ratio	4.00	5.00	22,289	9.81	21,682	9.63	n/a (2)	21,852	9.78	n/a (2)
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

As of June 30, 2025, BancShares and FCB had risk-based capital ratio conservation buffers of 6.25% and 6.06%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2024, BancShares and FCB’s risk-based capital ratio conservation buffers were 7.04% and 6.66%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of June 30, 2025 and December 31, 2024 over the Basel III minimum for the applicable ratio. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Termination of the Shared-Loss Agreement with the FDIC
The risk-based capital ratios of FCB and BancShares for periods in which the Shared Loss Agreement (as defined in Note 2—Business Combinations) was effective were calculated using favorable risk-weighted assets (“RWA”) assumptions permissible for Covered Assets (as defined in Note 2—Business Combinations in our 2024 Form 10-K). FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025 (the “Shared-Loss Termination Date”) as further discussed in the “Recent Events” section of this MD&A. FCB and BancShares are not permitted after the Shared-Loss Termination Date to apply the favorable RWA assumptions to assets that were previously Covered Assets under the Shared-Loss Agreement. The table above includes risk-based capital ratios as of March 31, 2025 and December 31, 2024, both including and excluding the impact of the Shared Loss Agreement to illustrate the approximated decreases in the risk-based capital ratios as a result of entering into the Shared-Loss Termination Agreement. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are described in Note 1—Significant Accounting Policies and Basis of Presentation in the 2024 Form 10-K.

The ALLL is considered a critical accounting estimate. For more information regarding the ALLL, refer to the “Credit Risk— ALLL Methodology” section of this MD&A and Note 5—Allowance for Loan and Lease Losses.

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

The following table provides a reconciliation of net income, the comparable GAAP measure, to PPNR:

Table 54
PPNR

dollars in millions	Three Months Ended June 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$294	$102	$136	$19	$24	$575
Plus: provision for credit losses	13	47	55	—	—	115
Plus: income tax expense (benefit)	101	35	47	6	(6)	183
PPNR (non-GAAP)	$408	$184	$238	$25	$18	$873

	Three Months Ended March 31, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$253	$43	$166	$22	$(1)	$483
Plus: provision for credit losses	46	85	23	—	—	154
Plus: income tax expense (benefit)	88	15	57	8	—	168
PPNR (non-GAAP)	$387	$143	$246	$30	$(1)	$805

	Three Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$252	$117	$214	$19	$105	$707
Plus: provision for credit losses	37	39	19	—	—	95
Plus: income tax expense	92	44	85	8	43	272
PPNR (non-GAAP)	$381	$200	$318	$27	$148	$1,074

	Six Months Ended June 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$547	$145	$302	$41	$23	$1,058
Plus: provision for credit losses	59	132	78	—	—	269
Plus: income tax expense (benefit)	189	50	104	14	(6)	351
PPNR (non-GAAP)	$795	$327	$484	$55	$17	$1,678

	Six Months Ended June 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$453	$235	$407	$50	$293	$1,438
Plus: provision for credit losses	58	59	42	—	—	159
Plus: income tax expense	171	86	160	19	109	545
PPNR (non-GAAP)	$682	$380	$609	$69	$402	$2,142

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

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 55
Commercial Bank Segment

dollars in millions		Three Months Ended			Six Months Ended
		June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Rental income on operating leases (GAAP)		$54	$56	$58	$110	$115
Less: depreciation on operating lease equipment	a	44	44	48	88	94
Net rental income on operating lease equipment (non-GAAP)		$10	$12	$10	$22	$21

Total noninterest income (GAAP)	b	$152	$125	$135	$277	$275
Noninterest income, net of depreciation (non-GAAP)	b-a	108	81	87	189	181
Total revenue (GAAP)	c	451	418	446	869	886
Revenue, net of depreciation (non-GAAP)	c-a	407	374	398	781	792
Total noninterest expense (GAAP)	d	267	275	246	542	506
Noninterest expense, net of depreciation (non-GAAP)	d-a	223	231	198	454	412

Rail segment net income, rental income on operating lease equipment and net rental income on operating lease equipment are utilized to measure profitability. Net rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Table 56
Rail Segment

dollars in millions		Three Months Ended			Six Months Ended
		June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Rental income on operating leases (GAAP)		$218	$214	$201	$432	$399
Less: depreciation on operating lease equipment	a	56	54	50	110	100
Less: maintenance and other operating lease expenses	b	55	58	60	113	105
Net rental income on operating lease equipment (non-GAAP)		$107	$102	$91	$209	$194

Total noninterest income (GAAP)	c	$221	$216	$203	$437	$405
Noninterest income, net of depreciation and maintenance (non-GAAP)	c-a-b	110	104	93	214	200
Total revenue (GAAP)	d	168	164	158	332	317
Revenue, net of depreciation and maintenance (non-GAAP)	d-a-b	57	52	48	109	112
Total noninterest expense (GAAP)	e	143	134	131	277	248
Noninterest expense, net of depreciation and maintenance (non-GAAP)	e-a-b	32	22	21	54	43

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

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest and fees on loans to interest and fees on loans, excluding loan PAA:

Table 57
NII, NIM, and Interest and Fees on Loans, Excluding PAA

dollars in millions		Three Months Ended			Six Months Ended
		June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NII (GAAP)	a	$1,695	$1,663	$1,821	$3,358	$3,638
Loan PAA	b	75	84	145	159	308
Other PAA	c	(9)	(9)	(5)	(17)	(10)
PAA	d = (b+c)	66	75	140	142	298
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,629	$1,588	$1,681	$3,216	$3,340
Annualized NII	f = a annualized	$6,800	$6,744	$7,322	$6,772	$7,315
Annualized NII, excluding PAA	g = e annualized	6,533	6,439	6,760	6,486	6,715
Average interest-earning assets	h	$208,175	$206,028	$200,705	$207,108	$199,646
NIM (GAAP)	f/h	3.26%	3.26%	3.64%	3.26%	3.66%
NIM, excluding PAA (non-GAAP)	g/h	3.14	3.12	3.36	3.13	3.36

Interest and fees on loans (GAAP)		$2,270	$2,236	$2,422	$4,506	$4,776
Less: loan PAA	b	75	84	145	159	308
Interest and fees on loans, excluding loan PAA (non-GAAP)		$2,195	$2,152	$2,277	$4,347	$4,468

Adjusted Risk-Based Capital Ratios

FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025, after which time FCB and BancShares were no longer permitted to apply favorable RWA assumptions to the Covered Assets under the Shared-Loss Agreement. Adjusted risk-based capital ratios exclude the favorable impact of the Shared-Loss Agreement and are meaningful metrics as these ratios are expected to decrease in future periods.

The following table reconciles the Shared-Loss Agreement impact to the total risk-based, CET1 and tier 1 capital ratios of BancShares and FCB:

Table 58
Adjusted Risk-Based Capital Ratios

		March 31, 2025		December 31, 2024
		BancShares	FCB	BancShares	FCB
Risk-weighted assets (GAAP)	a	$164,574	$164,455	$163,615	$163,493
Plus: impact of FDIC Shared-Loss Agreement		8,459	8,459	8,813	8,813
Adjusted risk-weighted assets (non-GAAP)	b	$173,033	$172,914	$172,428	$172,306

Total Risk-Based Capital Ratio
Total risk-based capital	c	$25,071	$23,758	$24,610	$23,975
Total risk-based capital ratio (GAAP)	c/a	15.23%	14.45%	15.04%	14.66%
Less: impact of FDIC Shared-Loss Agreement		0.74	0.71	0.77	0.75
Adjusted total risk-based capital ratio (non-GAAP)	c/b	14.49%	13.74%	14.27%	13.91%

CET1 Capital Ratio
CET1 capital	d	$21,089	$21,682	$21,256	$21,852
CET1 capital ratio (GAAP)	d/a	12.81%	13.18%	12.99%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.62	0.64	0.66	0.69
Adjusted CET1 capital ratio (non-GAAP)	d/b	12.19%	12.54%	12.33%	12.68%

Tier 1 Risk-Based Capital Ratio
Tier 1 risk-based capital	e	$21,970	$21,682	$22,137	$21,852
Tier 1 risk-based capital ratio (GAAP)	e/a	13.35%	13.18%	13.53%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.65	0.64	0.69	0.69
Adjusted tier 1 risk-based capital ratio (non-GAAP)	e/b	12.70%	12.54%	12.84%	12.68%

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs or trade barriers on trading partners), political (including the makeup of the U.S. Congress and Trump administration), geopolitical (including conflicts in Ukraine and the Middle East), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws (including the OBBBA), regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions or any future transactions.

BancShares’ 2024 SRP allows BancShares to repurchase shares of its Class A common stock through 2025. After completion of maximum repurchases under the 2024 SRP, BancShares’ 2025 SRP allows BancShares to repurchase shares of its Class A common stock through 2026. BancShares is not obligated under the 2024 SRP or the 2025 SRP to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice. The authorizations to repurchase Class A common stock pursuant to the 2024 SRP and the 2025 SRP will be utilized at management’s discretion. The actual timing and amount of Class A common stock that may be repurchased under either plan will depend on a number of factors, including the terms of any Rule 10b5-1 plan then in effect, price, general business and market conditions, regulatory requirements, and alternative investment opportunities or capital needs.

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2024 Form 10-K and BancShares’ other filings with the Securities and Exchange Commission.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has announced widespread tariff reform, with the effectiveness delayed in many cases. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. Additionally, potential tariffs or other U.S. trade policy measures have triggered retaliatory actions by other countries such as China. Increased tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended June 30, 2025. Subsequent to June 30, 2025, BancShares purchased an additional 147,365 shares of Class A common stock through July 31, 2025 under the 2024 SRP.

Table 59
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from April 1 - 30, 2025	120,558	$1,701.14	120,558	$1,019
Repurchases from May 1 - 31, 2025	110,947	1,869.70	110,947	811
Repurchases from June 1 - 30, 2025	107,454	1,865.64	107,454	611
Total	338,959	$1,808.46	338,959	$611

On July 25, 2024, BancShares announced that the Board authorized the 2024 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through December 31, 2025.

On July 25, 2025, BancShares announced that the Board authorized the new 2025 SRP, which will allow BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion. Repurchases under the 2025 SRP may commence upon completion of the 2024 SRP and may be made through December 31, 2026.

Under the authorized 2024 SRP and 2025 SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Item 5. Other Information.

(c) Director and Officer 10b5-1 Trading Arrangements

During the second quarter of 2025, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date:	August 8, 2025		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer