Form 10-Q
period 2025-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2025-11-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

Class A Common Stock—11,430,367 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of November 3, 2025)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	MSRs	Mortgage Servicing Rights
AOCI	Accumulated Other Comprehensive Income	NCCOB	North Carolina Office of the Commissioner of Banks
ASC	Accounting Standards Codification	NDFI	Nondepository Financial Institution
ASU	Accounting Standards Update	NII	Net Interest Income
BHC	Bank Holding Company	NII Sensitivity	Net Interest Income Sensitivity
bp or bps	Basis point(s); 1 bp = 0.01%	NIM	Net Interest Margin
CRA	Community Reinvestment Act	NPR	Notice of Proposed Rulemaking
CRE	Commercial Real Estate	OBBBA	One Big Beautiful Bill Act
DPA	Deferred Purchase Agreement	OREO	Other Real Estate Owned
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Accretion or Amortization
ETR	Effective Income Tax Rate	PAM	Proportional Amortization Method
EVE Sensitivity	Economic Value of Equity Sensitivity	PCA	Prompt Corrective Action
FCB	First-Citizens Bank & Trust Company	PCD	Purchased Credit Deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of Obligor Default
Federal Reserve	Board of Governors of the Federal Reserve System	PPNR	Pre-provision net revenue
FHLB	Federal Home Loan Bank	ROU	Right of Use
FOMC	Federal Open Market Committee	RWA	Risk-weighted assets
FRB	Federal Reserve Bank	SBA	Small Business Administration
GAAP	United States Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
HPI	Home Price Index	SRP	Share Repurchase Program
HQLS	High-Quality Liquid Securities	SVB	Silicon Valley Bank
ISDA	International Swaps and Derivatives Association	SVBB	Silicon Valley Bridge Bank, N.A.
LGD	Loss Given Default	TMT	Technology Media and Telecommunications
LOCOM	Lower of Cost or Fair Value	UPB	Unpaid Principal Balance
MD&A	Management’s Discussion and Analysis	VIE	Variable Interest Entities

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$874	$814
Interest-earning deposits at banks	24,798	21,364
Securities purchased under agreements to resell	83	158
Investment in marketable equity securities (cost of $78 at September 30, 2025 and $79 at December 31, 2024)	110	101
Investment securities available for sale (cost of $35,187 at September 30, 2025 and $34,512 at December 31, 2024)	34,963	33,750
Investment securities held to maturity (fair value of $8,838 at September 30, 2025 and $8,702 at December 31, 2024)	10,051	10,239
Assets held for sale	112	85
Loans and leases	144,758	140,221
Allowance for loan and lease losses	(1,652)	(1,676)
Loans and leases, net of allowance for loan and lease losses	143,106	138,545
Operating lease equipment, net	9,446	9,323
Premises and equipment, net	2,283	2,006
Goodwill	346	346
Other intangible assets, net	208	249
Other assets	7,108	6,740
Total assets	$233,488	$223,720
Liabilities
Deposits:
Noninterest-bearing	$42,752	$38,633
Interest-bearing	120,438	116,596
Total deposits	163,190	155,229
Credit balances of factoring clients	1,326	1,016
Borrowings:
Short-term borrowings	423	367
Long-term borrowings	38,252	36,684
Total borrowings	38,675	37,051
Other liabilities	8,311	8,196
Total liabilities	211,502	201,492
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at September 30, 2025 and December 31, 2024)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at September 30, 2025 and December 31, 2024; 11,613,444 and 12,712,436 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	12	13
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at September 30, 2025 and December 31, 2024)	1	1
Additional paid in capital	270	2,417
Retained earnings	20,866	19,361
Accumulated other comprehensive loss	(44)	(445)
Total stockholders’ equity	21,986	22,228
Total liabilities and stockholders’ equity	$233,488	$223,720
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions, except share and per share data	2025	2024	2025	2024
Interest income
Interest and fees on loans	$2,300	$2,430	$6,806	$7,206
Interest on investment securities	433	358	1,266	970
Interest on deposits at banks	265	350	766	1,176
Total interest income	2,998	3,138	8,838	9,352
Interest expense
Deposits	911	1,004	2,698	2,907
Borrowings	353	338	1,048	1,011
Total interest expense	1,264	1,342	3,746	3,918
Net interest income	1,734	1,796	5,092	5,434
Provision for credit losses	191	117	460	276
Net interest income after provision for credit losses	1,543	1,679	4,632	5,158
Noninterest income
Rental income on operating lease equipment	273	262	815	776
Lending-related fees	67	67	202	189
Deposit fees and service charges	61	57	178	172
Client investment fees	58	55	163	159
Wealth management services	57	54	168	157
International fees	34	29	99	86
Factoring commissions	18	19	53	55
Cardholder services, net	39	42	121	122
Merchant services, net	12	12	39	36
Insurance commissions	13	14	41	42
Realized gain on sale of investment securities, net	—	4	—	4
Fair value adjustment on marketable equity securities, net	13	9	10	3
Gain on sale of leasing equipment, net	3	5	16	19
Loss on extinguishment of debt	—	—	—	(2)
Other noninterest income	51	21	107	98
Total noninterest income	699	650	2,012	1,916
Noninterest expense
Depreciation on operating lease equipment	98	99	296	293
Maintenance and other operating lease expenses	67	59	180	164
Personnel cost	817	788	2,445	2,277
Net occupancy expense	58	62	177	182
Equipment expense	137	128	404	368
Professional fees	26	42	81	91
Third-party processing fees	67	55	193	173
FDIC insurance expense	38	31	114	105
Marketing expense	33	20	97	52
Acquisition-related expenses	28	46	108	148
Intangible asset amortization	13	15	41	47
Other noninterest expense	109	111	348	318
Total noninterest expense	1,491	1,456	4,484	4,218
Income before income taxes	751	873	2,160	2,856
Income tax expense	183	234	534	779
Net income	$568	$639	$1,626	$2,077
Preferred stock dividends	14	15	43	46
Net income available to common stockholders	$554	$624	$1,583	$2,031
Earnings per common share
Basic	$43.08	$43.42	$119.70	$140.27
Diluted	$43.08	$43.42	$119.70	$140.26
Weighted average common shares outstanding
Basic	12,849,339	14,375,974	13,217,940	14,480,874
Diluted	12,849,339	14,375,974	13,217,940	14,481,919
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions	2025	2024	2025	2024
Net income	$568	$639	$1,626	$2,077
Other comprehensive income, net of tax
Net unrealized gain on securities available for sale	72	438	400	325
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	1	—	1
Net change in defined benefit pension items	(1)	—	(4)	(8)
Net unrealized (loss) gain on cash flow hedge derivatives	(1)	12	5	14
Other comprehensive income, net of tax	$70	$451	$401	$332
Total comprehensive income	$638	$1,090	$2,027	$2,409
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296
Net income	—	—	—	—	568	—	568
Other comprehensive income, net of tax	—	—	—	—	—	70	70
Repurchased 457,350 shares of Class A common stock	—	—	—	(909)	—	—	(909)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(23)	—	(23)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2025	$881	$12	$1	$270	$20,866	$(44)	$21,986

Balance at June 30, 2024	$881	$14	$1	$4,099	$18,102	$(610)	$22,487
Net income	—	—	—	—	639	—	639
Other comprehensive income, net of tax	—	—	—	—	—	451	451
Stock based compensation	—	—	—	(4)	—	—	(4)
Repurchased 353,058 shares of Class A common stock	—	(1)	—	(706)	—	—	(707)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(21)	—	(21)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2024	$881	$13	$1	$3,389	$18,703	$(159)	$22,828

	Nine Months Ended
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	1,626	—	1,626
Other comprehensive income, net of tax	—	—	—	—	—	401	401
Repurchased 1,098,992 shares of Class A common stock	—	(1)	—	(2,147)	—	—	(2,148)
Cash dividends declared ($5.85 per common share):
Class A common stock	—	—	—	—	(72)	—	(72)
Class B common stock	—	—	—	—	(6)	—	(6)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(21)	—	(21)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2025	$881	$12	$1	$270	$20,866	$(44)	$21,986

Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	2,077	—	2,077
Other comprehensive income, net of tax	—	—	—	—	—	332	332
Stock based compensation	—	—	—	(13)	—	—	(13)
Repurchased 353,058 shares of Class A common stock	—	(1)	—	(706)	—	—	(707)
Cash dividends declared ($4.92 per common share):
Class A common stock	—	—	—	—	(65)	—	(65)
Class B common stock	—	—	—	—	(5)	—	(5)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(24)	—	(24)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2024	$881	$13	$1	$3,389	$18,703	$(159)	$22,828
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,626	$2,077
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	460	276
Deferred tax benefit	(104)	(127)
Depreciation, amortization, and accretion, net	284	36
Realized gain on sale of investment securities, net	—	(4)
Fair value adjustment on marketable equity securities, net	(10)	(3)
Gain on sale of loans, net	(12)	(7)
Gain on sale of operating lease equipment, net	(16)	(19)
Loss on sale of premises and equipment, net	—	1
Gain on other real estate owned, net	(1)	(6)
Loss on extinguishment of debt	—	2
Origination of loans held for sale	(1,011)	(799)
Proceeds from sale of loans held for sale	1,137	867
Impairment of premises and equipment	5	—
Net change in other assets	(86)	(169)
Net change in other liabilities	(345)	(245)
Other operating activities	(54)	(11)
Net cash provided by operating activities	1,873	1,869
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(3,434)	7,969
Purchases of marketable equity securities	—	(6)
Proceeds from sales of investments in marketable equity securities	—	15
Purchases of investment securities available for sale	(7,476)	(13,339)
Proceeds from maturities of investment securities available for sale	5,802	5,036
Proceeds from sales of investment securities available for sale	1,196	695
Purchases of investment securities held to maturity	(389)	(791)
Proceeds from maturities of investment securities held to maturity	598	401
Net decrease in securities purchased under agreements to resell	75	18
Net increase in loans	(4,987)	(5,606)
Proceeds from sales of loans	220	244
Net increase in credit balances of factoring clients	392	161
Purchases of operating lease equipment	(522)	(793)
Proceeds from sales of operating lease equipment	195	149
Purchases of premises and equipment	(467)	(301)
Proceeds from sales of other real estate owned	20	16
Other investing activities	(463)	(279)
Net cash used in investing activities	(9,240)	(6,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(2,178)	(2,295)
Net increase in demand and other interest-bearing deposits	10,312	8,063
Net increase (decrease) in securities sold under agreements to repurchase	56	(94)
Repayment of long-term borrowings	(355)	(348)
Proceeds from issuance of long-term borrowings	1,839	—
Repurchase of Class A common stock	(2,127)	(700)
Cash dividends paid	(121)	(116)
Other financing activities	1	(14)
Net cash provided by financing activities	7,427	4,496
Change in cash and due from banks	60	(46)
Cash and due from banks at beginning of period	814	908
Cash and due from banks at end of period	$874	$862

	Nine Months Ended September 30,
dollars in millions	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,663	$4,005
Income taxes	289	754
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	55	1
Net settlement with FDIC for Purchase Money Note	—	80
Transfer of assets from held for investment to held for sale	401	329
Transfer of assets from held for sale to held for investment	28	25
Commitments extended during the period on affordable housing investment credits	454	360
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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2024 Form 10-K. There were no material changes to these policies during the nine months ended September 30, 2025.

NOTE 2 — BUSINESS COMBINATIONS

Pending Branch Acquisition
On October 16, 2025, FCB announced that it had entered into an agreement to consummate the acquisition of 138 branches from BMO Bank N.A. (“BMO Bank”) located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.7 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in mid-2026, subject to customary closing terms and conditions and regulatory approvals.

Completed Acquisition
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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,729	$54	$(2)	$13,781
Government agency	53	—	(1)	52
Residential mortgage-backed securities	17,550	236	(351)	17,435
Commercial mortgage-backed securities	3,582	27	(181)	3,428
Corporate bonds	256	—	(6)	250
Municipal bonds	17	—	—	17
Total investment securities available for sale	$35,187	$317	$(541)	$34,963
Investment in marketable equity securities	$78	$33	$(1)	$110
Investment securities held to maturity
U.S. Treasury	$387	$—	$(18)	$369
Government agency	1,459	—	(64)	1,395
Residential mortgage-backed securities	4,568	28	(513)	4,083
Commercial mortgage-backed securities	3,358	—	(625)	2,733
Supranational securities	277	—	(21)	256
Other	2	—	—	2
Total investment securities held to maturity	$10,051	$28	$(1,241)	$8,838
Total investment securities	$45,316	$378	$(1,783)	$43,911

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,897	$33	$(27)	$13,903
Government agency	79	—	(2)	77
Residential mortgage-backed securities	16,161	41	(582)	15,620
Commercial mortgage-backed securities	3,869	7	(210)	3,666
Corporate bonds	489	—	(22)	467
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,512	$81	$(843)	$33,750
Investment in marketable equity securities	$79	$27	$(5)	$101
Investment securities held to maturity
U.S. Treasury	$483	$—	$(31)	$452
Government agency	1,489	—	(115)	1,374
Residential mortgage-backed securities	4,558	2	(682)	3,878
Commercial mortgage-backed securities	3,407	—	(678)	2,729
Supranational securities	300	—	(33)	267
Other	2	—	—	2
Total investment securities held to maturity	$10,239	$2	$(1,539)	$8,702
Total investment securities	$44,830	$110	$(2,387)	$42,553

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At September 30, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $172 million and $19 million, respectively. At December 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $20 million, respectively. During the three and nine months ended September 30, 2025 and 2024, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2025 or December 31, 2024.

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

Maturities - Debt Securities

dollars in millions	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$9,276	$9,295	$5,090	$5,086
After one through five years	4,631	4,662	8,945	8,949
After five through 10 years	78	74	346	330
After 10 years	17	17	22	22
Government agency	53	52	79	77
Residential mortgage-backed securities	17,550	17,435	16,161	15,620
Commercial mortgage-backed securities	3,582	3,428	3,869	3,666
Total investment securities available for sale	$35,187	$34,963	$34,512	$33,750
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$505	$500	$429	$419
After one through five years	1,492	1,406	1,299	1,208
After five through 10 years	128	116	546	468
Residential mortgage-backed securities	4,568	4,083	4,558	3,878
Commercial mortgage-backed securities	3,358	2,733	3,407	2,729
Total investment securities held to maturity	$10,051	$8,838	$10,239	$8,702

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income - taxable investment securities (1)	$432	$357	$1,263	$967
Interest income - nontaxable investment securities	1	—	1	1
Dividend income - marketable equity securities	—	1	2	2
Interest on investment securities	$433	$358	$1,266	$970
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gain on sale of investment securities available for sale	$—	$—	$1	$—
Gross realized loss on sale of investment securities available for sale	—	—	(2)	—
Net realized loss on sale of investment securities available for sale	—	—	(1)	—
Net realized gain on sale of marketable equity securities	—	4	1	4
Realized gain on sale of investment securities, net	$—	$4	$—	$4

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$501	$(1)	$400	$(1)	$901	$(2)
Government agency	—	—	52	(1)	52	(1)
Residential mortgage-backed securities	403	(1)	3,381	(350)	3,784	(351)
Commercial mortgage-backed securities	96	—	1,175	(181)	1,271	(181)
Corporate bonds	1	—	212	(6)	213	(6)
Total	$1,001	$(2)	$5,220	$(539)	$6,221	$(541)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$3,791	$(12)	$981	$(15)	$4,772	$(27)
Government agency	—	—	77	(2)	77	(2)
Residential mortgage-backed securities	7,470	(61)	3,575	(521)	11,045	(582)
Commercial mortgage-backed securities	1,183	(8)	1,342	(202)	2,525	(210)
Corporate bonds	16	—	438	(22)	454	(22)
Total	$12,460	$(81)	$6,413	$(762)	$18,873	$(843)

As of September 30, 2025, there were 461 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 427 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. Treasury securities and the remaining 34 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2025, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of September 30, 2025.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of September 30, 2025.

There were no debt securities on nonaccrual status as of September 30, 2025 or December 31, 2024.

Investment securities having an aggregate carrying value of $6.18 billion at September 30, 2025, and $3.94 billion at December 31, 2024, were pledged as collateral to secure public funds on deposit, the Purchase Money Note, certain short-term borrowings, and for other purposes as required by law.

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

Loans by Class

dollars in millions	September 30, 2025	December 31, 2024
Commercial
Commercial construction	$5,926	$5,109
Owner occupied commercial mortgage	17,232	16,842
Non-owner occupied commercial mortgage	15,645	16,194
Commercial and industrial	41,172	40,737
Leases	2,066	2,014
Global fund banking	31,615	27,904
Investor dependent	2,772	3,193
Total commercial	116,428	111,993
Consumer
Residential mortgage	23,036	23,152
Revolving mortgage	2,794	2,567
Consumer auto	1,463	1,523
Consumer other	1,037	986
Total consumer	28,330	28,228
Total loans and leases	$144,758	$140,221

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion related to changes in loan classes.

At September 30, 2025 and December 31, 2024, accrued interest receivable on loans included in other assets was $637 million and $603 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $71 million and $230 million for the three and nine months ended September 30, 2025, including $6 million and $17 million for unfunded commitments, respectively. Discount accretion income was $107 million and $415 million for the three and nine months ended September 30, 2024, including $16 million and $71 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	September 30, 2025	December 31, 2024
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(89)	$(91)

Net unamortized discount on acquired loans
Non-PCD	$1,339	$1,504
PCD	44	94
Total net unamortized discount	$1,383	$1,598

The aging and nonaccrual status of the outstanding loans and leases by class at September 30, 2025 and December 31, 2024 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1) (2)

dollars in millions	September 30, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$8	$20	$19	$47	$5,870	$5,917	$9	$5,926
Owner occupied commercial mortgage	31	21	—	52	17,022	17,074	158	17,232
Non-owner occupied commercial mortgage	36	36	142	214	15,066	15,280	365	15,645
Commercial and industrial	253	53	40	346	40,250	40,596	576	41,172
Leases	30	7	—	37	2,004	2,041	25	2,066
Global fund banking	—	—	—	—	31,615	31,615	—	31,615
Investor dependent	2	1	—	3	2,708	2,711	61	2,772
Total commercial	360	138	201	699	114,535	115,234	1,194	116,428
Consumer
Residential mortgage	116	36	6	158	22,708	22,866	170	23,036
Revolving mortgage	16	3	—	19	2,742	2,761	33	2,794
Consumer auto	10	2	—	12	1,443	1,455	8	1,463
Consumer other	4	3	2	9	1,027	1,036	1	1,037
Total consumer	146	44	8	198	27,920	28,118	212	28,330
Total loans and leases	$506	$182	$209	$897	$142,455	$143,352	$1,406	$144,758

	December 31, 2024
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans	Total
Commercial
Commercial construction	$21	$1	$1	$23	$5,077	$5,100	$9	$5,109
Owner occupied commercial mortgage	30	9	2	41	16,739	16,780	62	16,842
Non-owner occupied commercial mortgage	43	27	78	148	15,621	15,769	425	16,194
Commercial and industrial	170	40	16	226	40,122	40,348	389	40,737
Leases	33	11	2	46	1,937	1,983	31	2,014
Global fund banking	—	—	—	—	27,904	27,904	—	27,904
Investor dependent	10	1	—	11	3,095	3,106	87	3,193
Total commercial	307	89	99	495	110,495	110,990	1,003	111,993
Consumer
Residential mortgage	172	27	7	206	22,798	23,004	148	23,152
Revolving mortgage	20	4	—	24	2,519	2,543	24	2,567
Consumer auto	12	3	—	15	1,500	1,515	8	1,523
Consumer other	5	3	3	11	974	985	1	986
Total consumer	209	37	10	256	27,791	28,047	181	28,228
Total loans and leases	$516	$126	$109	$751	$138,286	$139,037	$1,184	$140,221
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $14 million for the nine months ended September 30, 2025 and $14 million for the year ended December 31, 2024.
(2)    Nonaccrual loans for which there was no related ALLL totaled $411 million at September 30, 2025 and $303 million at December 31, 2024.

Other real estate owned (“OREO”) and repossessed assets were $98 million as of September 30, 2025 and $64 million as of December 31, 2024.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2025 and December 31, 2024, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

September 30, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial construction
Pass	$1,488	$1,672	$1,453	$590	$84	$79	$362	$—	$5,728
Special Mention	7	4	56	—	—	—	—	—	67
Substandard	5	15	4	85	15	4	—	—	128
Doubtful	3	—	—	—	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,503	1,691	1,513	675	99	83	362	—	5,926
Owner occupied commercial mortgage
Pass	1,806	2,703	2,345	2,463	2,355	4,253	215	28	16,168
Special Mention	47	32	47	106	40	51	2	—	325
Substandard	39	59	115	187	94	221	9	1	725
Doubtful	—	4	10	—	—	—	—	—	14
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,892	2,798	2,517	2,756	2,489	4,525	226	29	17,232
Non-owner occupied commercial mortgage
Pass	1,977	2,606	3,235	2,241	1,375	2,575	93	3	14,105
Special Mention	128	53	114	51	1	24	—	—	371
Substandard	354	243	141	107	35	199	1	—	1,080
Doubtful	42	21	—	15	—	11	—	—	89
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,501	2,923	3,490	2,414	1,411	2,809	94	3	15,645
Commercial and industrial
Pass	9,018	8,274	4,151	3,307	1,717	1,803	9,082	75	37,427
Special Mention	188	234	105	122	193	47	116	—	1,005
Substandard	410	207	387	454	316	58	502	4	2,338
Doubtful	10	11	31	80	10	1	108	—	251
Ungraded	—	—	—	—	—	—	151	—	151
Total commercial and industrial	9,626	8,726	4,674	3,963	2,236	1,909	9,959	79	41,172
Leases
Pass	620	591	375	179	79	62	—	—	1,906
Special Mention	14	16	13	20	2	—	—	—	65
Substandard	19	22	19	9	7	10	—	—	86
Doubtful	2	2	2	2	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	655	631	409	210	89	72	—	—	2,066
Global fund banking
Pass	983	778	57	104	11	16	29,516	148	31,613
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	—	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	983	779	57	104	11	16	29,517	148	31,615
Investor dependent
Pass	798	776	183	108	—	—	290	—	2,155
Special Mention	1	48	7	5	—	—	1	—	62
Substandard	65	190	140	46	7	—	47	—	495
Doubtful	10	24	16	6	—	—	4	—	60
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent	874	1,038	346	165	7	—	342	—	2,772
Total commercial	$18,034	$18,586	$13,006	$10,287	$6,342	$9,414	$40,500	$259	$116,428

Consumer Loans - Delinquency Status by Class

September 30, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$1,558	$2,219	$2,671	$4,912	$4,815	$6,574	$5	$—	$22,754
30-59 days	1	5	15	18	14	81	—	—	134
60-89 days	1	2	2	7	4	39	—	—	55
90 days or greater	—	1	5	8	8	71	—	—	93
Total residential mortgage	1,560	2,227	2,693	4,945	4,841	6,765	5	—	23,036
Revolving mortgage
Current	—	—	—	—	—	—	2,629	125	2,754
30-59 days	—	—	—	—	—	—	11	9	20
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	11	14
Total revolving mortgage	—	—	—	—	—	—	2,644	150	2,794
Consumer auto
Current	422	454	248	183	94	45	—	—	1,446
30-59 days	1	3	3	3	1	1	—	—	12
60-89 days	—	1	1	1	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	423	459	253	187	95	46	—	—	1,463
Consumer other
Current	89	112	92	55	18	8	655	—	1,029
30-59 days	—	—	—	—	—	—	3	—	3
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	—	3	—	3
Total consumer other	89	112	92	55	18	8	663	—	1,037
Total consumer	$2,072	$2,798	$3,038	$5,187	$4,954	$6,819	$3,312	$150	$28,330

The following tables represent current credit quality indicators by origination year as of December 31, 2024:

Commercial Loans - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$1,095	$1,854	$1,276	$287	$152	$52	$148	$—	$4,864
Special Mention	—	80	35	—	7	24	—	—	146
Substandard	—	8	47	20	7	17	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,095	1,942	1,358	307	166	93	148	—	5,109
Owner occupied commercial mortgage
Pass	2,721	2,445	2,747	2,581	2,199	2,988	223	29	15,933
Special Mention	22	46	70	58	32	61	9	—	298
Substandard	30	34	136	82	73	245	10	1	611
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,773	2,525	2,953	2,721	2,304	3,294	242	30	16,842
Non-owner occupied commercial mortgage
Pass	2,879	3,082	2,744	2,041	1,598	2,134	119	3	14,600
Special Mention	—	66	293	43	4	86	—	—	492
Substandard	12	15	171	39	116	653	—	—	1,006
Doubtful	—	—	—	—	20	76	—	—	96
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,891	3,163	3,208	2,123	1,738	2,949	119	3	16,194
Commercial and industrial
Pass	11,813	6,295	4,622	2,389	1,221	1,408	9,033	67	36,848
Special Mention	145	236	255	302	29	69	203	—	1,239
Substandard	155	347	614	332	195	207	454	4	2,308
Doubtful	5	23	42	15	1	18	103	—	207
Ungraded	—	—	—	—	—	—	135	—	135
Total commercial and industrial	12,118	6,901	5,533	3,038	1,446	1,702	9,928	71	40,737
Leases
Pass	739	506	300	147	96	46	—	—	1,834
Special Mention	13	17	29	5	4	—	—	—	68
Substandard	21	29	23	13	9	8	—	—	103
Doubtful	1	3	2	2	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	774	555	354	167	110	54	—	—	2,014
Global fund banking
Pass	892	179	147	20	14	12	26,588	36	27,888
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	8	2	—	1	—	16
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	892	179	152	28	16	12	26,589	36	27,904
Investor dependent
Pass	1,135	640	352	37	—	—	315	3	2,482
Special Mention	17	28	6	—	—	—	26	—	77
Substandard	122	173	164	31	1	—	61	—	552
Doubtful	26	19	28	5	—	—	4	—	82
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent	1,300	860	550	73	1	—	406	3	3,193
Total commercial	$21,843	$16,125	$14,108	$8,457	$5,781	$8,104	$37,432	$143	$111,993

Consumer Loans - Delinquency Status by Class

December 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$2,178	$2,968	$5,264	$5,148	$2,913	$4,353	$4	$—	$22,828
30-59 days	3	13	19	23	31	95	—	—	184
60-89 days	1	3	5	2	2	28	—	—	41
90 days or greater	—	4	6	7	9	73	—	—	99
Total residential mortgage	2,182	2,988	5,294	5,180	2,955	4,549	4	—	23,152
Revolving mortgage
Current	—	—	—	—	—	—	2,420	108	2,528
30-59 days	—	—	—	—	—	—	16	6	22
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,440	127	2,567
Consumer auto
Current	617	358	277	155	68	27	—	—	1,502
30-59 days	3	3	3	2	1	1	—	—	13
60-89 days	1	1	1	1	—	—	—	—	4
90 days or greater	1	1	1	1	—	—	—	—	4
Total consumer auto	622	363	282	159	69	28	—	—	1,523
Consumer other
Current	147	144	99	30	6	18	531	—	975
30-59 days	1	—	—	—	—	1	3	—	5
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	148	144	100	30	6	20	538	—	986
Total consumer	$2,952	$3,495	$5,676	$5,369	$3,030	$4,597	$2,982	$127	$28,228

Gross Charge-offs

Gross charge-off disclosures by origination year and loan class are summarized in the following tables:

Nine Months Ended September 30, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Commercial construction	$—	$—	$—	$1	$—	$—	$—	$—	$1
Owner occupied commercial mortgage	—	2	—	—	—	1	—	—	3
Non-owner occupied commercial mortgage	4	23	3	20	—	32	—	—	82
Commercial and industrial	28	20	51	44	9	3	191	1	347
Leases	2	3	3	3	1	3	—	—	15
Investor dependent	—	14	30	28	7	4	9	—	92
Total commercial	34	62	87	96	17	43	200	1	540
Consumer
Residential mortgage	—	—	—	—	—	6	—	—	6
Consumer auto	—	2	2	1	1	—	—	—	6
Consumer other	—	1	1	1	—	—	12	—	15
Total consumer	—	3	3	2	1	6	12	—	27
Total loans and leases	$34	$65	$90	$98	$18	$49	$212	$1	$567

Nine Months Ended September 30, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$8	$—	$—	$8
Non-owner occupied commercial mortgage	—	—	—	—	19	70	—	—	89
Commercial and industrial	8	35	65	15	4	10	50	1	188
Leases	1	4	4	4	2	2	—	—	17
Investor dependent	—	37	63	27	3	4	7	—	141
Total commercial	9	76	132	46	28	94	57	1	443
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Consumer auto	—	2	1	1	—	—	—	—	4
Consumer other	—	1	1	1	—	1	12	—	16
Total consumer	—	3	2	2	—	2	12	—	21
Total loans and leases	$9	$79	$134	$48	$28	$96	$69	$1	$464

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

Amortized Cost of Loans Modified during the three months ended September 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$8	$—	$—	$—	$7	$—	$15	0.24%
Owner occupied commercial mortgage	8	3	—	—	—	—	11	0.07
Non-owner occupied commercial mortgage	61	9	—	45	—	—	115	0.74
Commercial and industrial	233	48	—	14	4	1	300	0.73
Investor dependent	9	40	—	—	4	—	53	1.92
Total commercial	319	100	—	59	15	1	494	0.42
Consumer
Residential mortgage	7	—	1	—	2	—	10	0.04
Total consumer	7	—	1	—	2	—	10	0.04
Total loans and leases	$326	$100	$1	$59	$17	$1	$504	0.35%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Amortized Cost of Loans Modified during the three months ended September 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Total	Percent of Total Loan Class
Commercial
Owner occupied commercial mortgage	$15	$1	$—	$8	$—	$24	0.15%
Non-owner occupied commercial mortgage	30	6	—	—	—	36	0.22
Commercial and industrial	140	—	—	3	1	144	0.36
Investor dependent	6	34	—	—	8	48	1.37
Total commercial	191	41	—	11	9	252	0.23
Consumer
Residential mortgage	1	—	—	1	—	2	0.01
Revolving mortgage	1	—	—	—	—	1	0.05
Total consumer	2	—	—	1	—	3	0.01
Total loans and leases	$193	$41	$—	$12	$9	$255	0.18%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Financial Effects of Loan Modifications made during the three months ended September 30, 2025

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	8	—%	7
Owner occupied commercial mortgage	13	—	6
Non-owner occupied commercial mortgage	9	0.52	36
Commercial and industrial	15	1.05	12
Leases	60	—	—
Investor dependent	11	—	6
Total commercial	13	0.65	11
Consumer
Residential mortgage	21	1.52	8
Revolving mortgage	58	4.36	—
Consumer auto	18	—	—
Consumer other	60	11.41	—
Total consumer	24	3.01	8
Total loans and leases	13	0.71%	11

Financial Effects of Loan Modifications made during the three months ended September 30, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	36	0.60%	—
Owner occupied commercial mortgage	17	1.82	6
Non-owner occupied commercial mortgage	7	—	6
Commercial and industrial	15	2.61	6
Leases	11	—	—
Investor dependent	9	—	6
Total commercial	14	2.03	6
Consumer
Residential mortgage	47	2.07	11
Revolving mortgage	60	5.42	—
Consumer auto	31	—	—
Consumer other	60	10.54	—
Total consumer	52	3.29	11
Total loans and leases	14	2.19%	6
Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

Amortized Cost of Loans Modified during the nine months ended September 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$8	$—	$—	$—	$15	$—	$23	0.38%
Owner occupied commercial mortgage	11	5	—	29	22	—	67	0.39
Non-owner occupied commercial mortgage	120	9	—	109	23	—	261	1.67
Commercial and industrial	267	124	—	16	13	6	426	1.03
Investor dependent	15	59	—	—	10	—	84	3.04
Total commercial	421	197	—	154	83	6	861	0.74
Consumer
Residential mortgage	15	—	1	2	25	—	43	0.18
Revolving mortgage	1	—	—	1	—	—	2	0.07
Total consumer	16	—	1	3	25	—	45	0.16
Total loans and leases	$437	$197	$1	$157	$108	$6	$906	0.63%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $6 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Amortized Cost of Loans Modified during the nine months ended September 30, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.06%
Owner occupied commercial mortgage	36	1	4	9	9	—	59	0.36
Non-owner occupied commercial mortgage	108	6	—	—	26	—	140	0.88
Commercial and industrial	191	91	31	12	1	—	326	0.81
Investor dependent	7	78	—	—	33	1	119	3.32
Total commercial	345	176	35	21	69	1	647	0.59
Consumer
Residential mortgage	7	—	—	1	—	—	8	0.04
Revolving mortgage	4	—	—	1	—	—	5	0.20
Total consumer	11	—	—	2	—	—	13	0.05
Total loans and leases	$356	$176	$35	$23	$69	$1	$660	0.48%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $1 million of investor dependent loans modified with a term extension, interest rate reduction, and payment delay.

Financial Effects of Loan Modifications made during the nine months ended September 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	7	—%	6
Owner occupied commercial mortgage	11	1.93	5
Non-owner occupied commercial mortgage	17	0.56	14
Commercial and industrial	14	1.31	12
Leases	60	—	—
Investor dependent	9	—	7
Total commercial	15	0.91	10
Consumer
Residential mortgage	14	1.21	6
Revolving mortgage	48	4.04	5
Consumer auto	19	—	—
Consumer other	60	9.93	—
Total consumer	16	2.39	6
Total loans and leases	15	0.95%	10

Financial Effects of Loan Modifications made during the nine months ended September 30, 2024

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial construction	15	0.60%	—
Owner occupied commercial mortgage	28	1.67	18
Non-owner occupied commercial mortgage	20	—	40
Commercial and industrial	15	0.71	12
Leases	11	—	6
Investor dependent	11	2.75	8
Total commercial	18	0.96	14
Consumer
Residential mortgage	70	2.09	11
Revolving mortgage	60	4.73	—
Consumer auto	29	0.26	—
Consumer other	57	9.65	—
Total consumer	66	3.41	11
Total loans and leases	19	1.07%	14
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

At September 30, 2025, there were $113 million of loans modified in the twelve months ended September 30, 2025, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended September 30, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$22	$1	$—	$—	$23
Owner occupied commercial mortgage	74	1	—	9	84
Non-owner occupied commercial mortgage	241	4	1	60	306
Commercial and industrial	404	2	1	24	431
Investor dependent	90	—	—	1	91
Total commercial	831	8	2	94	935
Consumer
Residential mortgage	35	3	3	6	47
Revolving mortgage	7	—	—	—	7
Total consumer	42	3	3	6	54
Total loans and leases	$873	$11	$5	$100	$989

Modified Loans Payment Status (twelve months ended September 30, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$3	$—	$—	$—	$3
Owner occupied commercial mortgage	50	—	9	2	61
Non-owner occupied commercial mortgage	156	1	—	16	173
Commercial and industrial	346	1	—	2	349
Investor dependent	127	—	—	1	128
Total commercial	682	2	9	21	714
Consumer
Residential mortgage	9	1	2	4	16
Revolving mortgage	6	—	—	—	6
Total consumer	15	1	2	4	22
Total loans and leases	$697	$3	$11	$25	$736

At September 30, 2025, there were $17 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the nine months ended September 30, 2025. At December 31, 2024, there were $55 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2024.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Federal Reserve Bank (“FRB”) and FDIC.

Loans Pledged

dollars in millions	September 30, 2025	December 31, 2024
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$19,472	$17,873
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$18,022	$16,423
Pledged non-PCD loans	$31,945	$30,421

FRB
Lendable collateral value of pledged non-PCD loans	$13,328	$5,475
Less: advances	—	—
Available borrowing capacity	$13,328	$5,475
Pledged non-PCD loans	$13,804	$6,309

FDIC
Lendable collateral value of pledged loans	$36,228	$41,282
Less: advances	—	—
Less: Purchase Money Note	35,991	35,991
Available borrowing capacity (1)	$—	$5,291
Pledged loans (1)	$34,860	$41,040
(1) The draw period ended on March 27, 2025, therefore there is no available borrowing capacity at September 30, 2025. Loans remain pledged as collateral for the Purchase Money Note.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition. There were no outstanding advances from the FHLB at September 30, 2025 or December 31, 2024.

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2025 or December 31, 2024.

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

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,512	$160	$1,672	$1,547	$153	$1,700
Provision (benefit) for loan and lease losses	238	(24)	214	123	—	123
Charge-offs	(244)	(12)	(256)	(169)	(8)	(177)
Recoveries	18	4	22	27	5	32
Balance at end of period	$1,524	$128	$1,652	$1,528	$150	$1,678

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747
Provision (benefit) for loan and lease losses	487	(14)	473	316	(5)	311
Charge-offs	(540)	(27)	(567)	(443)	(21)	(464)
Recoveries	59	11	70	74	10	84
Balance at end of period	$1,524	$128	$1,652	$1,528	$150	$1,678

The decrease of $20 million in the ALLL at September 30, 2025 compared to June 30, 2025 primarily reflects improvements in the economic outlook and other changes, including the elimination of reserves related to Hurricane Helene, partially offset by higher specific reserves for individually evaluated loans, and growth in global fund banking loans which have a lower loss rate relative to our other portfolios. Also, during the three months ended September 30, 2025, we updated our PD, LGD, and exposure at default methodology for certain portfolios which contributed to changes in the ALLL compared to prior periods.

The decrease of $24 million in the ALLL at September 30, 2025 compared to December 31, 2024 was also mainly due to the changes discussed above.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for loan and lease losses	$214	$123	$473	$311
Benefit for off-balance sheet credit exposure	(23)	(6)	(13)	(35)
Provision for credit losses	$191	$117	$460	$276

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	September 30, 2025	December 31, 2024
Lease assets:
Operating lease ROU assets	Other assets	$305	$316
Finance leases	Premises and equipment	67	15
Total lease assets		$372	$331
Lease liabilities:
Operating leases	Other liabilities	$342	$357
Finance leases	Other borrowings	67	15
Total lease liabilities		$409	$372
Weighted-average remaining lease terms:
Operating leases		7.3 years	7.4 years
Finance leases		8.1 years	11.7 years
Weighted-average discount rate:
Operating leases		3.10%	2.94%
Finance leases		4.20	3.96

As of September 30, 2025, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Operating lease cost	Occupancy expense	$18	$19	$54	$56
Finance lease ROU asset amortization	Equipment expense	3	—	6	1
Interest on lease liabilities	Interest expense - other borrowings	1	—	2	—
Variable lease cost (1)	Occupancy expense	4	7	16	22
Sublease income	Occupancy expense	(1)	(1)	(4)	(4)
Net lease cost (1)		$25	$25	$74	$75
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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$57
Operating cash flows from finance leases	2	—
Financing cash flows from finance leases	5	1
ROU assets obtained in exchange for new operating lease liabilities	44	26
ROU assets obtained in exchange for new finance lease liabilities	55	—

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income – operating leases	$261	$236	$772	$714
Variable lease income – operating leases (1)	12	26	43	62
Rental income on operating leases	273	262	815	776
Interest income – sales type and direct financing leases	44	44	131	131
Variable lease income included in other noninterest income (2)	14	15	44	46
Interest income – leveraged leases	1	1	3	3
Total lease income	$332	$322	$993	$956
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at September 30, 2025 and December 31, 2024. There was no goodwill impairment during the nine months ended September 30, 2025 or 2024. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Nine Months Ended September 30,
dollars in millions	2025
Balance at beginning of period, net of accumulated amortization	$249
Less: amortization for the period	41
Balance at end of period, net of accumulated amortization	$208

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	September 30, 2025	December 31, 2024
Gross balance	$501	$501
Less: accumulated amortization	293	252
Balance, net of accumulated amortization	$208	$249

The following table summarizes the expected amortization expense as of September 30, 2025 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2025	$13
2026	46
2027	39
2028	34
2029	30
2030	28
Thereafter	18
Balance, net of accumulated amortization	$208

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

Unconsolidated VIEs Carrying Value

dollars in millions	September 30, 2025	December 31, 2024
Affordable housing tax credit investments	$2,631	$2,357
Other tax credit equity investments	41	2
Total tax credit equity investments	$2,672	$2,359
Other unconsolidated investments	159	157
Total affordable housing tax credit and other unconsolidated investments (maximum loss exposure) (1)	$2,831	$2,516
Liabilities for commitments to fund tax credit investments (2)	$1,295	$1,214
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

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of affordable housing tax credit investments (1)	$63	$58	$197	$176
Tax credits from affordable housing tax credit investments	(66)	(58)	(201)	(173)
Other tax benefits from affordable housing tax credit investments	(15)	(8)	(38)	(29)
Net income tax benefit from affordable housing tax credit investments (2)	$(18)	$(8)	$(42)	$(26)
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

NOTE 9 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $423 million and $367 million at September 30, 2025 and December 31, 2024, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.47% and 0.59% at September 30, 2025 and December 31, 2024, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $500 million and $435 million at September 30, 2025 and December 31, 2024, respectively.

Long-term Borrowings

On September 5, 2025, the Parent Company issued and sold $600 million aggregate principal amount of its 5.600% Fixed Rate Reset Subordinated Notes due in 2035 in a public offering. On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due in 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due in 2040 in a public offering.

On June 15, 2025, the Parent Company redeemed all $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030.

The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Long-term Borrowings

dollars in millions	Maturity	September 30, 2025	December 31, 2024
Parent Company:
Senior:
Fixed-to-Floating Senior Notes at 5.231% (1)	March 2031	$497	$—
Subordinated:
Fixed-to-Floating Subordinated Notes at 3.375% (2)	March 2030	—	350
Fixed Rate Reset Subordinated Notes at 5.600% (3)	September 2035	597	—
Fixed-to-Fixed Subordinated Notes at 6.254% (4)	March 2040	745	—
Subsidiaries:
Senior:
Fixed Senior Unsecured Notes at 6.000%	April 2036	58	58
Subordinated:
Fixed Subordinated Notes at 6.125%	March 2028	434	445
Secured:
Purchase Money Note to FDIC fixed at 3.500% (5)	March 2028	35,854	35,816
Capital lease obligations	Maturities through May 2057	67	15
Total long-term borrowings		$38,252	$36,684
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
(3) The interest rate will reset on September 5, 2030, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 185 bps per annum until the maturity date (or date of earlier redemption).
(4) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 197 bps per annum until the maturity date (or date of earlier redemption).
(5)    Refer to Note 2—Business Combinations and Note 4—Loans and Leases.

Pledged Assets
Refer to the “Loans Pledged” section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings. Additionally, interest-earning deposits at banks included $212 million and $211 million at September 30, 2025 and December 31, 2024, respectively, that were required minimum deposits under the Purchase Money Note.

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
Refer to Note 11—Fair Value for further information on derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	September 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$134	$—	$—	$334	$—	$—
Interest rate contracts hedging long-term borrowings	200	—	—	750	—	—
Total fair value hedges (1) (2)	334	—	—	1,084	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	2,500	—	—	3,500	1	—
Total derivatives designated as hedging instruments	$2,834	$—	$—	$4,584	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (2)	$28,290	$403	$(383)	$26,235	$491	$(516)
Foreign exchange contracts (3)	7,969	145	(136)	7,843	152	(108)
Other contracts (4)	1,497	22	(1)	1,316	16	(1)
Total derivatives not designated as hedging instruments	$37,756	$570	$(520)	$35,394	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$570	$(520)		$660	$(625)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		$570	$(520)		$660	$(625)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $566 million and $0 million, respectively, as of September 30, 2025, and $177 million and $0 million, respectively, as of December 31, 2024.
(4)     Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting (form of collateral payment when the underlying fair value changes) on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	September 30, 2025		December 31, 2024
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Gross fair value	$18	$—	$15	$—
Cleared trades, variation margin netting	(18)	—	(14)	—
Total derivatives designated as hedging instruments	$—	$—	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Gross fair value	$625	$(563)	$742	$(647)
Cleared trades, variation margin netting	(55)	43	(83)	22
Total derivatives not designated as hedging instruments	$570	$(520)	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$570	$(520)	$660	$(625)
Amounts subject to master netting agreements (1)	(116)	116	(48)	48
Cash collateral pledged (received) subject to master netting agreements (2)	(218)	75	(539)	2
Total net derivative fair value	$236	$(329)	$73	$(575)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Interest Expense	2025	2024	2025	2024
Gain (loss) on hedging instruments - time deposits	Deposits	$—	$2	$—	$1
Gain (loss) on hedging instruments - borrowings	Borrowings	—	4	—	(2)
Gain (loss) on hedged item - time deposits	Deposits	1	(3)	1	(2)
Gain (loss) on hedged item - borrowings	Borrowings	—	(5)	2	—
Net gain on fair value hedges	Total interest expense	$1	$(2)	$3	$(3)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
September 30, 2025
Long-term borrowings	$217	$—	$—
Deposits	134	—	—
December 31, 2024
Long-term borrowings	795	2	—
Deposits	335	1	—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other comprehensive income on cash flow hedge derivatives before reclassifications	$(2)	$14	$10	$17
Amounts reclassified from AOCI to earnings	—	2	(4)	2
Other comprehensive income on cash flow hedge derivatives	$(2)	$16	$6	$19

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	September 30, 2025	December 31, 2024
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$13	$8
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$7	$7
Maximum number of months over which forecasted cash flows are hedged	22	24
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Amounts Recognized	2025	2024	2025	2024
Interest rate contracts	Other noninterest income	$4	$(5)	$10	$6
Foreign currency forward contracts (1)	Other noninterest income	12	(20)	(52)	3
Other contracts	Other noninterest income	1	2	3	1
Total non-qualifying hedges - income statement impact		$17	$(23)	$(39)	$10
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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,781	$—	$13,781	$—
Government agency	52	—	52	—
Residential mortgage-backed securities	17,435	—	17,435	—
Commercial mortgage-backed securities	3,428	—	3,428	—
Corporate bonds	250	—	141	109
Municipal bonds	17	—	17	—
Total investment securities available for sale	$34,963	$—	$34,854	$109
Marketable equity securities	110	46	64	—
Loans held for sale	80	—	80	—
Loans	22	—	22	—
Derivative assets (1)
Total qualifying hedge assets	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$403	$—	$400	$3
Foreign exchange contracts — non-qualifying hedges	145	—	145	—
Other derivative contracts — non-qualifying hedges	22	—	—	22
Total non-qualifying hedge assets	$570	$—	$545	$25
Total derivative assets	$570	$—	$545	$25
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$383	$—	$383	$—
Foreign exchange contracts — non-qualifying hedges	136	—	136	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$520	$—	$519	$1
Total derivative liabilities	$520	$—	$519	$1
(1) Derivative fair values include accrued interest.

dollars in millions	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,903	$—	$13,903	$—
Government agency	77	—	77	—
Residential mortgage-backed securities	15,620	—	15,620	—
Commercial mortgage-backed securities	3,666	—	3,666	—
Corporate bonds	467	—	299	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,750	$—	$33,582	$168
Marketable equity securities	101	48	53	—
Loans held for sale	55	—	55	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$491	$—	$490	$1
Foreign exchange contracts — non-qualifying hedges	152	—	152	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$659	$—	$642	$17
Total derivative assets	$660	$—	$643	$17
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$516	$—	$516	$—
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$625	$—	$624	$1
Total derivative liabilities	$625	$—	$624	$1
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	September 30, 2025	December 31, 2024
Assets
Corporate bonds	$109	$168	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$25	$17	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$168	$17	$1	$157	$7	$1
Purchases	—	6	—	—	7	—
Changes in fair value included in earnings	—	4	—	(1)	1	—
Changes in fair value included in comprehensive income	9	—	—	8	—	—
Maturity and settlements	(68)	(2)	—	—	—	—
Ending balance	$109	$25	$1	$164	$15	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	September 30, 2025			December 31, 2024
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$102	$102	$—	$55	$54	$1
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three and nine months ended September 30, 2025 and 2024. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2025 or December 31, 2024.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2025
Assets held for sale - loans	$2	$—	$—	$2	$(4)
Loans - collateral dependent loans	181	—	—	181	(141)
Other real estate owned	76	—	—	76	(1)
Total	$259	$—	$—	$259	$(146)
December 31, 2024
Assets held for sale - loans	$13	$—	$—	$13	$(7)
Loans - collateral dependent loans	388	—	—	388	(171)
Other real estate owned	16	—	—	16	6
Total	$417	$—	$—	$417	$(172)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 7% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2025 and December 31, 2024, the weighted average discount applied was 9.66% and 9.45%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	September 30, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$874	$874	$—	$—	$874
Interest-earning deposits at banks	24,798	24,798	—	—	24,798
Securities purchased under agreements to resell	83	—	83	—	83
Investment in marketable equity securities	110	46	64	—	110
Investment securities available for sale	34,963	—	34,854	109	34,963
Investment securities held to maturity	10,051	—	8,838	—	8,838
Loans held for sale	110	—	80	30	110
Net loans	141,074	—	1,618	140,306	141,924
Accrued interest receivable	945	—	945	—	945
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	30	—	—	48	48
Derivative assets - non-qualifying hedges	570	—	545	25	570
Financial Liabilities
Deposits with no stated maturity	152,116	—	152,116	—	152,116
Time deposits	11,074	—	11,058	—	11,058
Credit balances of factoring clients	1,326	—	—	1,326	1,326
Securities sold under customer repurchase agreements	423	—	423	—	423
Long-term borrowings	38,185	—	38,211	—	38,211
Accrued interest payable	105	—	105	—	105
Derivative liabilities - non-qualifying hedges	520	—	519	1	520

	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$814	$814	$—	$—	$814
Interest-earning deposits at banks	21,364	21,364	—	—	21,364
Securities purchased under agreements to resell	158	—	158	—	158
Investment in marketable equity securities	101	48	53	—	101
Investment securities available for sale	33,750	—	33,582	168	33,750
Investment securities held to maturity	10,239	—	8,702	—	8,702
Loans held for sale	82	—	55	27	82
Net loans	136,567	—	1,463	133,409	134,872
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	27	—	—	47	47
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	659	—	642	17	659
Financial Liabilities
Deposits with no stated maturity	141,976	—	141,976	—	141,976
Time deposits	13,253	—	13,247	—	13,247
Credit balances of factoring clients	1,016	—	—	1,016	1,016
Securities sold under customer repurchase agreements	367	—	367	—	367
Long-term borrowings	36,669	—	36,220	—	36,220
Accrued interest payable	134	—	134	—	134
Derivative liabilities - non-qualifying hedges	625	—	624	1	625

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at September 30, 2025 and December 31, 2024 included $212 million and $211 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2025 and December 31, 2024. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 12 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	September 30, 2025
	Common Stock Outstanding
	Class A	Class B
Common stock - June 30, 2025	12,070,794	1,005,185
Shares repurchased under authorized repurchase plan	(457,350)	—
Common stock - September 30, 2025	11,613,444	1,005,185

Common stock - December 31, 2024	12,712,436	1,005,185
Shares purchased under authorized repurchase plan	(1,098,992)	—
Common stock - September 30, 2025	11,613,444	1,005,185

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

Dividends on BancShares Series A, B, and C preferred stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative. For further description of BancShares Preferred Stock, refer to Note 16—Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	September 30, 2025			December 31, 2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(224)	$40	$(184)	$(762)	$178	$(584)
Unrealized loss on securities available for sale transferred to held to maturity	(5)	1	(4)	(6)	2	(4)
Defined benefit pension items	177	(46)	131	182	(47)	135
Unrealized gain on cash flow hedge derivatives	17	(4)	13	11	(3)	8
Total accumulated other comprehensive loss	$(35)	$(9)	$(44)	$(575)	$130	$(445)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	400	—	(4)	8	404
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive income (loss) for the period	400	—	(4)	5	401
Balance as of September 30, 2025	$(184)	$(4)	$131	$13	$(44)

Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
AOCI activity before reclassifications	325	—	(8)	12	329
Amounts reclassified from AOCI to earnings	—	1	—	2	3
Other comprehensive loss (income) for the period	325	1	(8)	14	332
Balance as of September 30, 2024	$(252)	$(4)	$83	$14	$(159)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended September 30,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive income on securities available for sale	$97	$(25)	$72	$594	$(156)	$438

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$(1)	$—	$1	$—	$1	Interest on investment securities

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(1)	$—	$(1)	$—	$—	$—

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$(2)	$1	$(1)	$14	$(4)	$10
Amounts reclassified from AOCI to earnings	—	—	—	2	—	2	Interest and fees on loans
Other comprehensive (loss) income on cash flow hedge derivatives	$(2)	$1	$(1)	$16	$(4)	$12
Total other comprehensive income	$95	$(25)	$70	$611	$(160)	$451

dollars in millions	Nine Months Ended September 30,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive income on securities available for sale	$538	$(138)	$400	$440	$(115)	$325

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$(1)	$—	$1	$—	$1	Interest on investment securities

Defined benefit pension items:
Other comprehensive loss for defined benefit pension items	$(5)	$1	$(4)	$(10)	$2	$(8)

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$10	$(2)	$8	$17	$(5)	$12
Amounts reclassified from AOCI to earnings	(4)	1	(3)	2	—	2	Interest and fees on loans
Other comprehensive income on cash flow hedge derivatives	$6	$(1)	$5	$19	$(5)	$14
Total other comprehensive income	$540	$(139)	$401	$450	$(118)	$332

NOTE 14 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$568	$639	$1,626	$2,077
Preferred stock dividends	14	15	43	46
Net income available to common stockholders	$554	$624	$1,583	$2,031
Weighted average common shares outstanding
Basic shares outstanding	12,849,339	14,375,974	13,217,940	14,480,874
Stock-based awards	—	—	—	1,045
Diluted shares outstanding	12,849,339	14,375,974	13,217,940	14,481,919
Earnings per common share
Basic	$43.08	$43.42	$119.70	$140.27
Diluted	$43.08	$43.42	$119.70	$140.26

NOTE 15 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 24.4% and 26.8% for the three months ended September 30, 2025 and 2024, respectively, and 24.7% and 27.3% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the ETR for the three and nine months ended September 30, 2025 compared to 2024 was primarily due to an increase in tax credits and a reduction in the state and local income tax rate.

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

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several provisions that impact corporate taxation. The enactment of the OBBBA did not have a material impact on the tax rate or results of operations.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$2	$2	$6	$7
Interest cost	16	15	48	45
Expected return on assets	(24)	(23)	(71)	(69)
Net periodic benefit	$(6)	$(6)	$(17)	$(17)

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

General Bank
The General Bank segment delivers products and services to consumer and small business clients through our extensive network of branches, various digital channels and a dedicated Private Bank. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, private banking and wealth management, payment services, and treasury services. We offer conforming and jumbo residential mortgage loans throughout the United States that are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel, as well as through our private banking service. Private banking and wealth management offers a customized suite of products and services to individuals and institutional clients, as well as private equity and venture capital professionals and executive leaders of the innovation companies they support, and premium wine clients. The General Bank segment offers brokerage, investment advisory, private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, family office, financial planning, tax planning and trust services. The General Bank segment also includes a community association bank channel that supports deposit, cash management and lending to homeowner associations and property management companies.

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

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily tailored to commercial and middle market companies in a wide range of industries, including energy, healthcare, technology media and telecommunications, asset-backed lending, capital finance, maritime, aerospace and defense, and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment, and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other commercial real estate (“CRE”) professionals. Additionally, we provide business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

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

dollars in millions	Three Months Ended September 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$846	$303	$493	$(55)	$147	$1,734
Rental income on operating lease equipment	—	54	—	219	—	273
All other noninterest income	166	101	135	2	22	426
Total noninterest income	166	155	135	221	22	699
Total revenue	1,012	458	628	166	169	2,433
Depreciation on operating lease equipment	—	43	—	55	—	98
Maintenance and other operating lease expenses	—	—	—	67	—	67
Personnel cost	213	74	106	6	418	817
Acquisition-related expenses	—	—	—	—	28	28
All other noninterest expense (3)	369	149	267	16	(320)	481
Total noninterest expense	582	266	373	144	126	1,491
Provision for credit losses	1	168	22	—	—	191
Income before income taxes	429	24	233	22	43	751
Income tax expense	109	6	58	5	5	183
Net income	$320	$18	$175	$17	$38	$568
Select Period End Balances
Loans and leases	$65,225	$38,841	$40,629	$63	$—	$144,758
Operating lease equipment, net	—	737	—	8,709	—	9,446
Deposits	74,596	2,978	39,891	2	45,723	163,190

	Three Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$760	$305	$560	$(48)	$219	$1,796
Rental income on operating lease equipment	—	57	—	205	—	262
All other noninterest income	149	79	137	2	21	388
Total noninterest income	149	136	137	207	21	650
Total revenue	909	441	697	159	240	2,446
Depreciation on operating lease equipment	—	47	—	52	—	99
Maintenance and other operating lease expenses	—	—	—	59	—	59
Personnel cost	212	68	112	6	390	788
Acquisition-related expenses	—	—	—	—	46	46
All other noninterest expense (3)	341	150	272	14	(313)	464
Total noninterest expense	553	265	384	131	123	1,456
Provision for credit losses	55	11	51	—	—	117
Income before income taxes	301	165	262	28	117	873
Income tax expense	99	41	75	8	11	234
Net income	$202	$124	$187	$20	$106	$639
Select Period End Balances
Loans and leases	$64,254	$37,281	$37,098	$62	$—	$138,695
Operating lease equipment, net	—	767	—	8,419	—	9,186
Deposits	71,898	3,126	35,844	14	40,692	151,574
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

dollars in millions	Nine Months Ended September 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,458	$895	$1,476	$(160)	$423	$5,092
Rental income on operating lease equipment	—	164	—	651	—	815
All other noninterest income	494	268	397	7	31	1,197
Total noninterest income	494	432	397	658	31	2,012
Total revenue	2,952	1,327	1,873	498	454	7,104
Depreciation on operating lease equipment	—	131	—	165	—	296
Maintenance and other operating lease expenses	—	—	—	180	—	180
Personnel cost	637	215	330	20	1,243	2,445
Acquisition-related expenses	—	—	—	—	108	108
All other noninterest expense (3)	1,090	462	804	56	(957)	1,455
Total noninterest expense	1,727	808	1,134	421	394	4,484
Provision for credit losses	60	300	100	—	—	460
Income before income taxes	1,165	219	639	77	60	2,160
Income tax expense (benefit)	298	56	162	19	(1)	534
Net income	$867	$163	$477	$58	$61	$1,626

	Nine Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,174	$916	$1,636	$(136)	$844	$5,434
Rental income on operating lease equipment	—	172	—	604	—	776
All other noninterest income	446	239	405	8	42	1,140
Total noninterest income	446	411	405	612	42	1,916
Total revenue	2,620	1,327	2,041	476	886	7,350
Depreciation on operating lease equipment	—	141	—	152	—	293
Maintenance and other operating lease expenses	—	—	—	164	—	164
Personnel cost	604	205	354	20	1,094	2,277
Acquisition-related expenses	—	—	—	—	148	148
All other noninterest expense (3)	978	425	765	43	(875)	1,336
Total noninterest expense	1,582	771	1,119	379	367	4,218
Provision for credit losses	113	70	93	—	—	276
Income before income taxes	925	486	829	97	519	2,856
Income tax expense	270	127	235	27	120	779
Net income	$655	$359	$594	$70	$399	$2,077
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

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	September 30, 2025	December 31, 2024
Financing Commitments
Financing assets (excluding leases)	$51,935	$53,250
Letters of Credit
Standby letters of credit	2,478	2,188
Other letters of credit	158	103
Deferred Purchase Agreements	1,870	1,802
Purchase and Funding Commitments (1)	232	178
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

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2025 and December 31, 2024, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $340 million and $79 million at September 30, 2025 and December 31, 2024, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $241 million and $166 million at September 30, 2025 and December 31, 2024, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.83 billion and $1.74 billion of DPA exposures at September 30, 2025 and December 31, 2024, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $37 million and $59 million available under DPA credit line agreements provided at September 30, 2025 and December 31, 2024, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For litigation and other matters where losses are reasonably possible and estimable, management currently estimates an aggregate range of reasonably possible losses to be up to approximately $20 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2025. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

BancShares delivers banking products and services to its customers through an extensive branch network and additionally operates a nationwide digital banking platform that delivers deposit products to consumers (the “Direct Bank”). Services offered at most branches include accepting deposits, cashing checks and providing for consumer and commercial cash needs. Consumer and business customers may also conduct banking transactions through various digital channels and a dedicated Private Bank.

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

Recent Events

Branch Acquisition
On October 16, 2025, FCB announced that it had entered into an agreement to consummate the acquisition of 138 branches from BMO Bank N.A. (“BMO Bank”) located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.7 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in mid-2026, subject to customary closing terms and conditions and regulatory approvals.

Debt Transactions
On September 5, 2025, the Parent Company issued and sold $600 million aggregate principal amount of its 5.600% Fixed Rate Reset Subordinated Notes due in 2035 in a public offering (the “Current Quarter Debt Issuance”). On March 12, 2025, the Parent Company issued and sold $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due in 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due in 2040 in a public offering (together with the Current Quarter Debt Issuance, the “2025 Debt Issuances”).

On June 15, 2025, the Parent Company executed a callable feature and redeemed all $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030 (the “Linked Quarter Debt Redemption”).

Share Repurchase Programs
On July 25, 2025, BancShares announced that the Board of Directors (the “Board”) authorized a new share repurchase program (the “2025 SRP”), which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. Repurchases under the 2025 SRP commenced in September 2025 upon the completion of the $3.5 billion share repurchase program announced in July 2024 (the “2024 SRP”). The total capacity remaining under the 2025 SRP was $3.7 billion as of September 30, 2025 and $3.4 billion as of October 31, 2025.

During the third quarter of 2025, we repurchased 457,350 shares of our Class A common stock for approximately $900 million. Shares repurchased during the third quarter of 2025 represented 3.79% of Class A common shares and 3.50% of total Class A and Class B common shares outstanding at June 30, 2025. From inception of the 2024 SRP through September 30, 2025, we have repurchased 1,913,633 shares of our Class A common stock for approximately $3.79 billion, representing 14.15% of Class A common shares and 13.17% of total Class A and Class B common shares outstanding as of June 30, 2024. Subsequent to September 30, 2025, BancShares purchased an additional 183,077 shares of Class A common stock through October 31, 2025 under the 2025 SRP.

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding monthly repurchase activity during the third quarter of 2025.

2025 Loan Class Changes
During the second quarter of 2025, the loan classes which were reported in the Silicon Valley Bank (“SVB”) portfolio in the 2024 Form 10-K were recast to the Commercial portfolio (the “2025 Loan Class Changes”) as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and allowance for loan and lease losses (“ALLL”) disclosures for all periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes.

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

Recent Economic, Industry and Regulatory Developments
Entering 2025, the Federal Open Market Committee (“FOMC”) had reduced the benchmark federal funds rate to a range between 4.25% - 4.50% and maintained this level until its September meeting. During its September meeting, the FOMC reduced the benchmark federal funds rate by a quarter-point, to a range between 4.00% - 4.25%. On October 29, the FOMC again lowered the benchmark federal funds rate by a quarter-point, to a range between 3.75% - 4.00%.

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

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several provisions that impact corporate taxation. The enactment of the OBBBA did not have a material impact on the tax rate or results of operations.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended September 30, 2025 (the “current quarter”), June 30, 2025 (the “linked quarter”) and September 30, 2024 (the “Prior Year Quarter”), along with the nine months ended September 30, 2025 (“current YTD”), and the nine months ended September 30, 2024 (“prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus our discussion of quarterly results of operations on changes compared to the linked quarter for the narrative discussion and analysis as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of September 30, 2025 to December 31, 2024, however the tables also provide the linked quarter balances.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Results of Operations:
Interest income	$2,998	$2,945	$3,138	$8,838	$9,352
Interest expense	1,264	1,250	1,342	3,746	3,918
Net interest income	1,734	1,695	1,796	5,092	5,434
Provision for credit losses	191	115	117	460	276
Net interest income after provision for credit losses	1,543	1,580	1,679	4,632	5,158
Noninterest income	699	678	650	2,012	1,916
Noninterest expense	1,491	1,500	1,456	4,484	4,218
Income before income taxes	751	758	873	2,160	2,856
Income tax expense	183	183	234	534	779
Net income	568	575	639	1,626	2,077
Preferred stock dividends	14	14	15	43	46
Net income available to common stockholders	$554	$561	$624	$1,583	$2,031
Per Common Share Information:
Weighted average common shares outstanding (diluted)	12,849,339	13,237,226	14,375,974	13,217,940	14,481,919
Diluted earnings per common share	$43.08	$42.36	$43.42	$119.70	$140.26
Key Performance Metrics:
Return on average assets	0.98%	1.01%	1.15%	0.95%	1.27%
Net interest margin (1)	3.26	3.26	3.53	3.26	3.62
Net interest margin, excluding purchase accounting accretion or amortization (1) (2)	3.15	3.14	3.33	3.13	3.35
Select Average Balances:
Investment securities	$44,827	$43,935	$38,189	$44,110	$35,769
Total loans and leases (3)	142,960	141,952	139,115	141,940	136,804
Operating lease equipment, net	9,463	9,419	9,028	9,412	8,908
Total assets	230,529	227,552	220,466	227,862	218,487
Total deposits	160,624	157,664	151,472	158,237	149,817
Total borrowings	38,258	38,379	37,448	38,015	37,502
Total stockholders’ equity	22,291	22,488	22,851	22,411	22,197

	As of the Period Ending
	September 30, 2025	June 30, 2025	September 30, 2024	December 31, 2024
Select Ending Balances:
Investment securities	$45,124	$43,346	$38,663	$44,090
Total loans and leases	144,758	141,269	138,695	140,221
Operating lease equipment, net	9,446	9,466	9,186	9,323
Total assets	233,488	229,653	220,567	223,720
Total deposits	163,190	159,935	151,574	155,229
Total borrowings	38,675	38,112	37,161	37,051
Total stockholders’ equity	21,986	22,296	22,828	22,228
Loan to deposit ratio	88.71%	88.33%	91.50%	90.33%
Noninterest-bearing deposits to total deposits	26.20	25.56	25.99	24.89
Capital Ratios:
Total risk-based capital	14.05%	14.25%	15.36%	15.04%
Tier 1 risk-based capital	12.15	12.63	13.78	13.53
Common equity Tier 1	11.65	12.12	13.24	12.99
Tier 1 leverage	9.34	9.62	10.17	9.90
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.97%	0.93%	0.90%	0.84%
Allowance for loan and lease losses to loans ratio	1.14	1.18	1.21	1.20
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

Third Quarter Income Statement Highlights
•Net income for the current quarter was $568 million, a decrease of $7 million or 1% from $575 million for the linked quarter. Net income available to common stockholders for the current quarter was $554 million, a decrease of $7 million or 1% from $561 million for the linked quarter. Earnings per basic and diluted common share for the current quarter was $43.08, an increase from $42.36 for the linked quarter. The decrease in net income available to common stockholders was due to higher provision for credit losses, partially offset by increases in net interest income (“NII”) and noninterest income, and lower noninterest expense as further discussed below.
•NII for the current quarter was $1.73 billion, an increase of $39 million or 2% from $1.70 billion for the linked quarter, largely due to increases in interest income on loans, investment securities and interest-earning deposits at banks, partially offset by an increase in interest expense on interest-bearing deposits. PAA for the current quarter was $61 million, a decrease of $5 million from $66 million for the linked quarter.
•NIM was 3.26% in both the current quarter and linked quarter as the decrease in yield on average interest-earning assets was offset by the decrease in rate paid on interest-bearing liabilities. NIM, excluding PAA(1) was 3.15% for the current quarter, an increase of 1 basis point (“bp”) over the linked quarter.
•Noninterest income for the current quarter was $699 million, an increase of $21 million or 3% from $678 million for the linked quarter, largely due to an increase in other noninterest income of $9 million, mainly attributable to gains on the sale of other assets, as well as an increase of $6 million in client investment fees.
•Noninterest expense for the current quarter was $1.49 billion, a decrease of $9 million or 1% from $1.50 billion for the linked quarter, mainly due to decreases in other noninterest expense of $20 million and acquisition-related expenses of $10 million, partially offset by increases in maintenance and other operating lease expenses of $12 million, personnel cost of $7 million, and equipment expense of $6 million. The decrease of $20 million in other noninterest expense was mainly due to the linked quarter including $15 million resulting from a vendor dispute and an increase in litigation reserves.
•Provision for credit losses for the current quarter was $191 million, an increase of $76 million from $115 million for the linked quarter. The current quarter provision for credit losses included a provision for loan and lease losses of $214 million, partially offset by a benefit for off-balance sheet credit exposure of $23 million.
◦The provision for loan and lease losses for the current quarter was $214 million compared to $111 million for the linked quarter. The $103 million increase in the provision for loan and lease losses was mainly attributable to an increase in net charge-offs of $115 million, as well as the impact of a $20 million reserve release in the current quarter, compared to an $8 million reserve release in the linked quarter.
▪The $115 million increase in net charge-offs was mainly due to an $82 million charge-off on a single supply chain finance client in the Commercial Bank segment. Changes in the ALLL are discussed in the “Provision for Credit Losses” section of this MD&A.
◦The benefit for off-balance sheet credit exposure for the current quarter was $23 million compared to a provision for the linked quarter of $4 million, resulting in a decrease in provision of $27 million, largely due to lower available balances.
•Return on average assets for the current quarter was 0.98%, a decrease of 3 bps from 1.01% for the linked quarter due to the items discussed above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Year-to-Date Income Statement Highlights
•Net income for the current YTD was $1.63 billion, a decrease of $451 million or 22% from $2.08 billion for the prior YTD. Net income available to common stockholders for the current YTD was $1.58 billion, a decrease of 22% from $2.03 billion for the prior YTD. Earnings per diluted common share for the current YTD was $119.70, a decrease from $140.26 for the prior YTD. The decrease in net income available to common stockholders was due to lower NII, higher noninterest expense and higher provision for credit losses, partially offset by lower income tax expense and higher noninterest income as further discussed below.
•NII for the current YTD was $5.09 billion, a decrease of $342 million or 6% from $5.43 billion for the prior YTD. NIM for the current YTD was 3.26%, a decrease of 36 bps from 3.62% for the prior YTD. The decreases in NII and NIM were mainly due to lower yields on loans and interest-earning deposits at banks, a mix shift from interest-earning deposits at banks to investment securities, a higher average balance of interest-bearing deposits, and a higher average balance and rate paid for borrowings, partially offset by a decline in the rate paid on interest-bearing deposits and a higher average balance of loans.
◦PAA for the current YTD was $202 million, a decrease of $197 million from $399 million for the prior YTD. NIM, excluding PAA,(1) for the current YTD was 3.13%, a decrease of 22 bps from 3.35% for the prior YTD.
•Noninterest income for the current YTD was $2.01 billion, an increase of $96 million from $1.92 billion for the prior YTD, mostly due to increases in rental income on operating lease equipment of $39 million, lending-related fees of $13 million, international fees of $13 million, and wealth management services of $11 million, other noninterest income of $9 million and a favorable change of $7 million in the fair value of marketable equity securities.
•Noninterest expense for the current YTD was $4.48 billion, an increase of $266 million or 6% from $4.22 billion for the prior YTD, mostly due to increases in personnel cost of $168 million, marketing expense of $45 million, equipment expense of $36 million, other noninterest expense of $30 million and third-party processing fees of $20 million, partially offset by a decrease in acquisition-related expenses of $40 million.
•Provision for credit losses for the current YTD was $460 million, an increase of $184 million from $276 million for the prior YTD. The current YTD provision for credit losses included a provision for loan and lease losses of $473 million, partially offset by a benefit for off-balance sheet credit exposure of $13 million.
◦The provision for loan and lease losses for the current YTD was $473 million, an increase of $162 million from $311 million for the prior YTD, mainly attributable to an increase in net charge-offs of $117 million, which included a charge-off of $82 million for a single client as discussed above, and a $45 million decline in the ALLL reserve release for the current YTD. Changes in the ALLL are discussed in the “Provision for Credit Losses” section of this MD&A.
◦The benefit for off-balance sheet credit exposure for the current YTD was $13 million, compared to $35 million for the prior YTD. The decrease in the benefit of $22 million was mostly due to trends in the volume of unfunded commitments, partially offset by a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A.
•Income tax expense for the current YTD was $534 million, a decrease of $245 million from $779 million for the prior YTD, primarily due to lower income before income taxes and a lower effective income tax rate (“ETR”).
•Return on average assets for the current YTD was 0.95% compared to 1.27% for the prior YTD due to the decrease in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest and Fees on Loans, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at September 30, 2025 were $144.76 billion, an increase of $4.54 billion or 3% from $140.22 billion at December 31, 2024. Loan growth of $3.26 billion in the SVB Commercial segment was concentrated in Global Fund Banking, partially offset by a decline in Tech and Healthcare. Loan growth in the Commercial Bank segment of $943 million was mainly in our industry verticals, primarily TMT and Healthcare, as well as Equipment Finance and Working Capital Solutions, which includes our factoring business. Loan growth of $338 million in the General Bank segment was primarily in Wealth.
•Investment securities at September 30, 2025 were $45.12 billion, an increase of $1.03 billion or 2% from $44.09 billion at December 31, 2024, as the purchase of short duration available for sale U.S. treasury and agency mortgage-backed securities were partially offset by maturities and paydowns.
•Deposits at September 30, 2025 were $163.19 billion, an increase of $7.96 billion or 5% from $155.23 billion at December 31, 2024. As shown in Table 3 below, the increase from December 31, 2024 was mainly attributable to deposit growth in Corporate of $3.49 billion (which primarily includes the Direct Bank), the SVB Commercial segment of $3.37 billion, and the General Bank segment of $1.64 billion, partially offset by a decline of $524 million in the Commercial Bank segment. Noninterest-bearing deposits grew by $4.12 billion or 10.7% compared to December 31, 2024 and represented 26.2% of total deposits as of September 30, 2025, compared to 24.9% at December 31, 2024.
•Borrowings at September 30, 2025 were $38.68 billion, an increase of $1.62 billion or 4% from $37.05 billion at December 31, 2024, primarily due to the 2025 Debt Issuances with aggregate principal amounts totaling $1.85 billion, partially offset by the $350 million Linked Quarter Debt Redemption.
•The ALLL at September 30, 2025 was $1.65 billion, a decrease of $24 million from $1.68 billion at December 31, 2024, as discussed above in the “Year-to-Date Income Statement Highlights.” The ALLL as a percentage of loans was 1.14% at September 30, 2025, a decrease of 6 bps from 1.20% at December 31, 2024.
•At September 30, 2025, BancShares remained well capitalized with a total risk-based capital ratio of 14.05%, a Tier 1 risk-based capital ratio of 12.15%, a common equity Tier 1 (“CET1”) ratio of 11.65% and a Tier 1 leverage ratio of 9.34%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 81% of total funding at September 30, 2025. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of September 30, 2025
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$74,596	$37	36%
Commercial Bank segment	2,978	624	82
SVB Commercial segment	39,891	562	68
Corporate and Rail segment (1)	45,725	59	8
Total	$163,190	57	37
(1) The average size is reflective of the Direct Bank deposits and excludes brokered deposits and rail.

The General Bank segment mainly includes deposits in our Branch Network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate mainly included $45.15 billion in our Direct Bank, with the remainder including brokered and other deposits.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured percentage is the percentage of uninsured deposits to total deposits at period end for the respective segments and Corporate. Total uninsured deposits were approximately $59.75 billion or 37% of total deposits at September 30, 2025 and $59.51 billion or 38% at December 31, 2024.

Table 3
Deposit Trends

dollars in millions	Deposit Balance
	September 30, 2025	June 30, 2025	December 31, 2024
General Bank segment	$74,596	$73,499	$72,956
Commercial Bank segment	2,978	2,899	3,502
SVB Commercial segment	39,891	37,798	36,524
Corporate and Rail segment	45,725	45,739	42,247
Total deposits	$163,190	$159,935	$155,229

Deposit trends for the segments and Corporate at September 30, 2025 compared to December 31, 2024 are discussed below:
•Corporate deposit growth of $3.49 billion was mainly in the Direct Bank, which consists primarily of savings accounts.
•SVB Commercial segment deposits increased $3.37 billion, despite the strategic decision to move $2.4 billion in select cash sweep deposits to off-balance sheet client funds during the first quarter of 2025. Deposit growth was mainly in noninterest-bearing deposits.
•General Bank segment deposit growth of $1.64 billion was primarily in the Branch Network, largely in money market and noninterest-bearing deposits.
•Commercial Bank segment deposit decline of $524 million was mostly in noninterest-bearing deposits.

Refer to the “Results by Segment” for a discussion of deposits at September 30, 2025 compared to June 30, 2025.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At September 30, 2025, we had $61.92 billion in high-quality liquid assets consisting of $23.92 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $38.01 billion in high-quality liquid securities (“HQLS”). HQLS are mainly comprised of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $18.02 billion and $13.33 billion, respectively.

In connection with the SVBB Acquisition (as defined and described in Note 2—Business Combinations), FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement (as defined and described in Note 2—Business Combinations). The draw period under the Advance Facility Agreement ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. Subsequently, we increased our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Also in connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note (as defined in Note 2—Business Combinations), which had a carrying value of $35.85 billion at September 30, 2025. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. We will continue to monitor the interest rate environment and assess whether any voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, and issuance of unsecured debt or other borrowings. At the time of voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of repayment could be higher than the 3.50% rate.

Investment Securities Duration
At September 30, 2025, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was approximately 2.5 years at September 30, 2025. The investment securities available for sale portfolio had an average duration of 2.1 years and the held to maturity portfolio had an average duration of 4.2 years. Refer to the “Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities Summary

dollars in millions	September 30, 2025
	Composition (1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	79.6%	$35,187	$34,963	99.4%
Total investment securities held to maturity	20.1	10,051	8,838	87.9
Investment in marketable equity securities	0.3	78	110	141.5
Total investment securities	100%	$45,316	$43,911
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At September 30, 2025, all regulatory capital ratios for BancShares and FCB exceeded the Prompt Corrective Action (“PCA”) well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Sep 30, 2025	Jun 30, 2025			Sep 30, 2025	Jun 30, 2025	Increase (decrease) bps	Sep 30, 2025	Jun 30, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$141,785	$140,699	$1,086	1%	6.44%	6.47%	(3)	$2,300	$2,270	$30	$32	$(2)
Investment securities	44,827	43,935	892	2	3.83	3.79	4	430	416	14	10	4
Securities purchased under agreements to resell	284	237	47	20	4.32	4.34	(2)	3	3	—	—	—
Interest-earning deposits at banks	24,146	23,304	842	4	4.36	4.40	(4)	265	256	9	11	(2)
Total interest-earning assets (2)	$211,042	$208,175	$2,867	1	5.64	5.67	(3)	$2,998	$2,945	$53	$53	$—

Noninterest-earning assets	19,487	19,377	110	1
Total assets	$230,529	$227,552	$2,977	1

Interest-bearing deposits
Checking with interest	$23,028	$22,929	$99	—%	1.70%	1.69%	1	$99	$97	$2	$—	$2
Money market	39,396	37,980	1,416	4	2.82	2.84	(2)	280	269	11	12	(1)
Savings	47,005	46,163	842	2	3.66	3.72	(6)	435	428	7	11	(4)
Time deposits	11,146	11,510	(364)	(3)	3.45	3.48	(3)	97	100	(3)	(2)	(1)
Total interest-bearing deposits	120,575	118,582	1,993	2	3.00	3.02	(2)	911	894	17	21	(4)
Borrowings:
Securities sold under customer repurchase agreements	442	471	(29)	(6)	0.51	0.57	(6)	1	—	1	1	—
Senior unsecured borrowings	555	555	—	—	5.27	5.27	—	7	8	(1)	(1)	—
Subordinated debt	1,350	1,473	(123)	(8)	5.02	5.23	(21)	17	19	(2)	(1)	(1)
Other borrowings	35,911	35,880	31	—	3.66	3.66	—	328	329	(1)	—	(1)
Long-term borrowings	37,816	37,908	(92)	—	3.73	3.74	(1)	352	356	(4)	(2)	(2)
Total borrowings	38,258	38,379	(121)	—	3.70	3.71	(1)	353	356	(3)	(1)	(2)
Total interest-bearing liabilities	$158,833	$156,961	$1,872	1	3.16	3.19	(3)	$1,264	$1,250	$14	$20	$(6)

Noninterest-bearing liabilities	$49,405	$48,103	$1,302	3
Stockholders' equity	22,291	22,488	(197)	(1)
Total liabilities and stockholders’ equity	$230,529	$227,552	$2,977	1

Net interest spread (2)					2.48%	2.48%	—
Net interest margin and net interest income (2)					3.26%	3.26%	—	$1,734	$1,695	$39
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII and NIM (Current Quarter Compared to Linked Quarter)
The table above quantifies the increases or decreases for the current quarter compared to the linked quarter for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:

•NII for the current quarter was $1.73 billion, an increase of $39 million or 2%, from $1.70 billion for the linked quarter. NII, excluding PAA,(1) was $1.67 billion for the current quarter, an increase of $44 million from $1.63 billion, for the linked quarter. The main reasons for the increases in NII and NII, excluding PAA,(1) are explained below:
◦Interest and fees on loans for the current quarter was $2.30 billion, an increase of $30 million or 1%, from $2.27 billion for the linked quarter. The increase was mainly due to a higher day count and a higher average balance, partially offset by a modest decline in yield.
▪Interest and fees on loans, excluding loan PAA,(1) were $2.23 billion for the current quarter, an increase of $34 million, from $2.20 billion for the linked quarter.
▪Loan PAA was $71 million for the current quarter, a decrease of $4 million, from $75 million for the linked quarter.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current quarter was $433 million, an increase of $14 million or 4%, from $419 million for the linked quarter, due to increases in the average balance, yield and day count.
◦Interest income on interest-earning deposits at banks for the current quarter was $265 million, an increase of $9 million or 4%, from $256 million for the linked quarter, due to a higher average balance and a higher day count, partially offset by a slight decline in yield.
◦Interest expense on borrowings for the current quarter was $353 million, a decrease of $3 million or 1%, from $356 million for the linked quarter, due to a modest decline in the average balance and rate paid as the Linked Quarter Debt Redemption impacted the average balance and rate for the entire current quarter, partially offset by the Current Quarter Debt Issuance. We expect interest expense on borrowings to increase in the fourth quarter of 2025 as the Current Quarter Debt Issuance will impact the average balance and rate for the entire quarter. Refer to the “Recent Events” section of this MD&A for further discussion.
◦Interest expense on interest-bearing deposits for the current quarter was $911 million, an increase of $17 million, from $894 million for the linked quarter, as the impacts of a higher average balance and a higher day count were partially offset by a lower rate paid.
•NIM was 3.26% in both the current quarter and linked quarter as the decrease in yield on average interest-earning assets was offset by the decrease in rate paid on interest-bearing liabilities. NIM, excluding PAA,(1) was 3.15% for the current quarter, an increase of 1 bps, from 3.14% for the linked quarter.
◦The yield on average interest-earning assets for the current quarter was 5.64%, a decrease of 3 bps, from 5.67% for the linked quarter, mainly due to a lower loan yield and a decline in loan PAA.
◦The rate paid on average interest-bearing liabilities for the current quarter was 3.16%, a decrease of 3 bps, from 3.19% for the linked quarter, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impact of a higher average balance of interest-bearing deposits.

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

Table 6
Average Balances, Yields and Rates, NII, and NIM (Current Quarter to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease) from Prior Year Quarter		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Sep 30, 2025	Sep 30, 2024			Sep 30, 2025	Sep 30, 2024	Increase (decrease) bps	Sep 30, 2025	Sep 30, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$141,785	$137,602	$4,183	3%	6.44%	7.03%	(59)	$2,300	$2,430	$(130)	$75	$(205)
Investment securities	44,827	38,189	6,638	17	3.83	3.70	13	430	354	76	64	12
Securities purchased under agreements to resell	284	241	43	18	4.32	5.34	(102)	3	4	(1)	—	(1)
Interest-earning deposits at banks	24,146	26,167	(2,021)	(8)	4.36	5.33	(97)	265	350	(85)	(25)	(60)
Total interest-earning assets (2)	$211,042	$202,199	$8,843	4	5.64	6.18	(54)	$2,998	$3,138	$(140)	$114	$(254)

Noninterest-earning assets	19,487	18,267	1,220	7
Total assets	$230,529	$220,466	$10,063	5

Interest-bearing deposits
Checking with interest	$23,028	$23,946	$(918)	(4)%	1.70%	2.23%	(53)	$99	$134	$(35)	$(5)	$(30)
Money market	39,396	34,132	5,264	15	2.82	3.24	(42)	280	278	2	40	(38)
Savings	47,005	39,939	7,066	18	3.66	4.34	(68)	435	436	(1)	72	(73)
Time deposits	11,146	14,429	(3,283)	(23)	3.45	4.29	(84)	97	156	(59)	(32)	(27)
Total interest-bearing deposits	120,575	112,446	8,129	7	3.00	3.55	(55)	911	1,004	(93)	75	(168)
Borrowings:
Securities sold under customer repurchase agreements	442	384	58	15	0.51	0.55	(4)	1	—	1	1	—
Senior unsecured borrowings	555	361	194	54	5.27	2.59	268	7	2	5	2	3
Subordinated debt	1,350	900	450	50	5.02	3.34	168	17	8	9	4	5
Other borrowings	35,911	35,803	108	—	3.66	3.66	—	328	328	—	—	—
Long-term borrowings	37,816	37,064	752	2	3.73	3.64	9	352	338	14	6	8
Total borrowings	38,258	37,448	810	2	3.70	3.61	9	353	338	15	7	8
Total interest-bearing liabilities	$158,833	$149,894	$8,939	6	3.16	3.57	(41)	$1,264	$1,342	$(78)	$82	$(160)

Noninterest-bearing liabilities	$49,405	$47,721	$1,684	4
Stockholders' equity	22,291	22,851	(560)	(3)
Total liabilities and stockholders’ equity	$230,529	$220,466	$10,063	5

Net interest spread (2)					2.48%	2.61%	(13)
Net interest margin and net interest income (2)					3.26%	3.53%	(27)	$1,734	$1,796	$(62)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

Table 7
Average Balances, Yields and Rates, NII, and NIM (Current YTD to Prior Year YTD)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Nine Months Ended		Increase (Decrease) from Prior Year Quarter		Nine Months Ended			Nine Months Ended			Increase (Decrease) due to:
	Sep 30, 2025	Sep 30, 2024			Sep 30, 2025	Sep 30, 2024	Increase (decrease) bps	Sep 30, 2025	Sep 30, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$140,668	$135,302	$5,366	4%	6.46%	7.11%	(65)	$6,806	$7,206	$(400)	$275	$(675)
Investment securities	44,110	35,769	8,341	23	3.80	3.58	22	1,257	960	297	235	62
Securities purchased under agreements to resell	268	240	28	12	4.34	5.37	(103)	9	10	(1)	1	(2)
Interest-earning deposits at banks	23,386	29,192	(5,806)	(20)	4.38	5.38	(100)	766	1,176	(410)	(212)	(198)
Total interest-earning assets (2)	$208,432	$200,503	$7,929	4	5.66	6.22	(56)	$8,838	$9,352	$(514)	$299	$(813)

Noninterest-earning assets	19,430	17,984	1,446	8
Total assets	$227,862	$218,487	$9,375	4

Interest-bearing deposits
Checking with interest	$23,292	$24,112	$(820)	(3)%	1.72%	2.22%	(50)	$300	$401	$(101)	$(13)	$(88)
Money market	38,055	32,364	5,691	18	2.83	3.14	(31)	806	760	46	125	(79)
Savings	45,707	38,290	7,417	19	3.74	4.33	(59)	1,280	1,242	38	221	(183)
Time deposits	11,752	15,712	(3,960)	(25)	3.55	4.28	(73)	312	504	(192)	(115)	(77)
Total interest-bearing deposits	118,806	110,478	8,328	8	3.04	3.51	(47)	2,698	2,907	(209)	218	(427)
Borrowings:
Securities sold under customer repurchase agreements	447	398	49	12	0.53	0.49	4	2	1	1	1	—
Senior unsecured borrowings	428	371	57	16	5.20	2.53	267	17	7	10	1	9
Subordinated debt	1,262	904	358	40	4.68	3.32	136	44	23	21	10	11
Other borrowings	35,878	35,829	49	—	3.66	3.65	1	985	980	5	1	4
Long-term borrowings	37,568	37,104	464	1	3.71	3.63	8	1,046	1,010	36	12	24
Total borrowings	38,015	37,502	513	1	3.67	3.59	8	1,048	1,011	37	13	24
Total interest-bearing liabilities	$156,821	$147,980	$8,841	6	3.19	3.53	(34)	$3,746	$3,918	$(172)	$231	$(403)

Noninterest-bearing liabilities	$48,630	$48,310	$320	1
Stockholders' equity	22,411	22,197	214	1
Total liabilities and stockholders’ equity	$227,862	$218,487	$9,375	4

Net interest spread (2)					2.47%	2.69%	(22)
Net interest margin and net interest income (2)					3.26%	3.62%	(36)	$5,092	$5,434	$(342)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII and NIM (Current YTD Compared to Prior YTD)
The table above quantifies the increases or decreases for the current YTD compared to the prior YTD for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:

•NII for the current YTD was $5.09 billion, a decrease of $342 million or 6%, from $5.43 billion for the prior YTD. NII, excluding PAA,(1) was $4.89 billion for the current YTD, a decrease of $145 million, from $5.04 billion for the prior YTD. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on interest-earning deposits at banks for the current YTD was $766 million, a decrease of $410 million or 35%, from $1.18 billion for the prior YTD, due to a lower average balance and a decline in the federal funds rate.
◦Interest and fees on loans for the current YTD was $6.81 billion, a decrease of $400 million or 6%, from $7.21 billion for the prior YTD, mainly due to a lower yield and lower loan PAA, partially offset by the impact of a higher average balance.
•Interest and fees on loans, excluding loan PAA,(1) was $6.58 billion for the current YTD, a decrease of $215 million, from $6.79 billion for the prior YTD.
•Loan PAA was $230 million in the current YTD, a decrease of $185 million, from $415 million for the prior YTD.
◦Interest expense on borrowings for the current YTD was $1.05 billion, an increase of $37 million or 4%, from $1.01 billion for the prior YTD, primarily due to a higher rate paid and a higher average, reflecting the 2025 Debt Issuances.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current YTD was $1.27 billion, an increase of $296 million or 31%, from $970 million for the prior YTD, mainly due to a higher average balance and a higher yield.
◦Interest expense on interest-bearing deposits for the current YTD was $2.70 billion, a decrease of $209 million or 7%, from $2.91 billion for the prior YTD, as a lower rate paid was partially offset by the impact of a higher average balance.
•NIM for the current YTD was 3.26%, a decrease of 36 bps, from 3.62% for the prior YTD. The decline in NIM was mainly due to the impacts of lower yields on loans and interest-earning deposits at banks, a mix shift from interest-earning deposits at banks to investment securities, a higher average balance of interest-bearing deposits, lower PAA, and a higher average balance and rate paid on borrowings, partially offset by the impacts of a decline in the rate paid on interest-bearing deposits and a higher average balance of loans. NIM, excluding PAA,(1) was 3.13% for the current YTD, a decrease of 22 bps, from 3.35% for the prior YTD.
◦The yield on average interest-earning assets for the current YTD was 5.66%, a decrease of 56 bps, from 6.22% for the prior YTD, mainly due to a decline in yield on loans and interest-earning deposits at banks, as well as lower loan PAA, partially offset by a higher yield on investment securities.
◦The rate paid on average interest-bearing liabilities for the current YTD was 3.19%, a decrease of 34 bps, from 3.53% for the prior YTD, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impacts of a higher average balance of interest-bearing deposits, and a higher average balance and rate paid for borrowings as a result of the 2025 Debt Issuances.

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
The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 8
Average Interest-earning Asset Mix

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loans and leases	67%	68%	68%	68%	67%
Investment securities	21	21	19	21	18
Interest-earning deposits at banks	12	11	13	11	15
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows the types of average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 9
Average Interest-bearing Liability Mix

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total interest-bearing deposits	76%	76%	75%	76%	75%
Long-term borrowings	24	24	25	24	25
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

Table 10
Provision for Credit Losses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Provision for loan and lease losses	$214	$111	$123	$103	94%	$473	$311	$162	52%
Provision (benefit) for off-balance sheet credit exposure	(23)	4	(6)	(27)	(614)	(13)	(35)	22	63
Provision for credit losses	$191	$115	$117	$76	66%	$460	$276	$184	67%

The provision for credit losses for the current quarter was $191 million, an increase of $76 million, from $115 million for the linked quarter. The current quarter provision for credit losses included a provision for loan and lease losses of $214 million, partially offset by a benefit for off-balance sheet credit exposure of $23 million.
•The provision for loan and lease losses for the current quarter was $214 million, an increase of $103 million, from $111 million for the linked quarter, mainly attributable to an increase in net charge-offs of $115 million, as well as the impact of a $20 million reserve release in the current quarter, compared to a $8 million reserve release in the linked quarter.
◦The $115 million increase in net charge-offs was mainly due to an $82 million charge-off on a single supply chain finance client in the Commercial Bank segment.
◦The decrease of $20 million in the ALLL at September 30, 2025, compared to June 30, 2025, primarily reflected improvements in the economic outlook and other changes, including the elimination of reserves related to Hurricane Helene, partially offset by higher specific reserves for individually evaluated loans, and growth in global fund banking loans which have a lower loss rate relative to our other portfolios.
•The benefit for off-balance sheet credit exposure for the current quarter was $23 million compared to a provision for the linked quarter of $4 million, resulting in a decrease in provision of $27 million, largely due to lower available balances.

The provision for credit losses for the current YTD was $460 million, an increase of $184 million, from $276 million for the prior YTD. The current YTD provision for credit losses included a provision for loan and lease losses of $473 million, partially offset by a benefit for off-balance sheet credit exposure of $13 million.
•The provision for loan and lease losses for the current YTD was $473 million, an increase of $162 million, from $311 million for the prior YTD, mainly attributable to an increase in net charge-offs of $117 million, which included a charge-off of $82 million for a single client as discussed above, and a decline in the ALLL reserve release in the current YTD of $45 million as a result of a $24 million reserve release in the current YTD compared to a $69 million reserve release in the prior YTD.
◦The decrease of $24 million in the ALLL at September 30, 2025, compared to December 31, 2024, reflected the changes discussed above in the linked quarter comparison, and a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A, partially offset by the impact of loan growth.
•The benefit for off-balance sheet credit exposure for the current YTD was $13 million, a decrease of $22 million, compared to $35 million for the prior YTD. The lower benefit of $22 million was mostly due to trends in the volume of unfunded commitments, partially offset by a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A.

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

Table 11
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Rental income on operating lease equipment	$273	$272	$262	$1	—%	$815	$776	$39	5%
Lending-related fees	67	69	67	(2)	(3)	202	189	13	7
Deposit fees and service charges	61	59	57	2	3	178	172	6	4
Client investment fees	58	52	55	6	13	163	159	4	2
Wealth management services	57	55	54	2	3	168	157	11	7
International fees	34	33	29	1	4	99	86	13	15
Factoring commissions	18	18	19	—	—	53	55	(2)	(3)
Cardholder services, net	39	41	42	(2)	(6)	121	122	(1)	(1)
Merchant services, net	12	13	12	(1)	(6)	39	36	3	7
Insurance commissions	13	14	14	(1)	(9)	41	42	(1)	(2)
Realized gain on sale of investment securities, net	—	—	4	—	—	—	4	(4)	(100)
Fair value adjustment on marketable equity securities, net	13	2	9	11	470	10	3	7	264
Gain on sale of leasing equipment, net	3	8	5	(5)	(65)	16	19	(3)	(15)
Loss on extinguishment of debt	—	—	—	—	—	—	(2)	2	100
Other noninterest income	51	42	21	9	20	107	98	9	8
Total noninterest income	$699	$678	$650	$21	3%	$2,012	$1,916	$96	5%

Noninterest income for the current quarter was $699 million, an increase of $21 million or 3%, from $678 million for the linked quarter, primarily due to the following:
•The favorable change of $11 million in the fair value of marketable equity securities was due to higher market prices for the underlying securities.
•The increase in other noninterest income of $9 million was mainly attributable to gains on the sale of other assets.
•The increase of $6 million in client investment fees was mostly due to a higher average balance of client funds.
•The decrease of $5 million in gain on sale of leasing equipment was primarily the result of lower rail equipment sale margin, due to the railcar types sold.

Noninterest income for the current YTD was $2.01 billion, an increase of $96 million or 5%, from $1.92 billion for the prior YTD as further discussed below:
•The increase in rental income on operating lease equipment of $39 million was mainly the result of growth in the railcar portfolio.
•The increase in lending-related fees of $13 million was mostly in syndication fees.
•The increase in international fees of $13 million reflected higher volumes and commissions on foreign currency exchange transactions.
•The increase in wealth management services of $11 million was due to growth in assets under management.
•The increase in other noninterest income of $9 million was largely due a higher favorable change in the fair value of non-marketable equity securities and customer derivative positions, partially offset by a write-down of a held for sale asset in the current YTD.
•The favorable change of $7 million in the fair value of marketable equity securities was due to higher market prices for the underlying securities.

Noninterest Expense

Table 12
Noninterest Expenses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Depreciation on operating lease equipment	$98	$100	$99	$(2)	(1)%	$296	$293	$3	1%
Maintenance and other operating lease expenses	67	55	59	12	20	180	164	16	10
Personnel cost	817	810	788	7	1	2,445	2,277	168	7
Net occupancy expense	58	61	62	(3)	(6)	177	182	(5)	(3)
Equipment expense	137	131	128	6	4	404	368	36	10
Professional fees	26	30	42	(4)	(12)	81	91	(10)	(10)
Third-party processing fees	67	63	55	4	6	193	173	20	12
FDIC insurance expense	38	38	31	—	—	114	105	9	8
Marketing expense	33	32	20	1	2	97	52	45	86
Acquisition-related expenses	28	38	46	(10)	(27)	108	148	(40)	(27)
Intangible asset amortization	13	13	15	—	—	41	47	(6)	(14)
Other noninterest expense	109	129	111	(20)	(15)	348	318	30	9
Total noninterest expense	$1,491	$1,500	$1,456	$(9)	(1)%	$4,484	$4,218	$266	6%

Noninterest expense for the current quarter was $1.49 billion, a decrease of $9 million or 1%, from $1.50 billion for the linked quarter as further discussed below:
•The decrease in other noninterest expense of $20 million was mainly due to the linked quarter including accruals for $15 million resulting from a vendor dispute and an increase in litigation reserves.
•The decrease in acquisition-related expenses of $10 million is summarized in Table 13 below.
•The increase in maintenance and other operating lease expenses of $12 million is discussed in the “Results by Segment—Rail” section of this MD&A.
•The increase in personnel cost of $7 million was due to an additional payroll day and net staff additions partially offset by a decline in temporary contractor costs.
•The increase in equipment expense of $6 million was mainly due to higher software-related costs.

Noninterest expense for the current YTD was $4.48 billion, an increase of $266 million or 6%, from $4.22 billion for the prior YTD as further discussed below:
•The increase in personnel cost of $168 million was mainly due to net staff additions, annual merit increases, and promotions.
•The increase in marketing expense of $45 million was primarily due to marketing for Direct Bank deposits.
•The increase in equipment expense of $36 million was mostly due to higher software-related costs, including accelerated depreciation.
•The increase in other noninterest expense of $30 million was largely due to the linked quarter accruals of $15 million discussed above.
•The increase of $20 million in third-party processing fees was due to higher transaction volume and additional services.
•The increase of $16 million in maintenance and other operating lease expenses are discussed in the “Results by Segment—Rail” section of this MD&A.
•The decrease in acquisition-related expenses of $40 million is summarized in Table 13 below.
•The decrease of $10 million in professional fees was due to lower consulting services and legal fees.

Table 13
Acquisition-related Expenses

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Personnel cost	$12	$15	$16	$42	$57
Professional fees	15	20	28	61	77
Other acquisition-related expense	1	3	2	5	14
Total acquisition-related expense	$28	$38	$46	$108	$148

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

Income Taxes

Table 14
Income Tax Data

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income before income taxes	$751	$758	$873	$2,160	$2,856
Income tax expense	$183	$183	$234	$534	$779
Effective income tax rate	24.4%	24.1%	26.8%	24.7%	27.3%
The ETR was 24.4% for the current quarter compared to 24.1% for the linked quarter. The modestly higher ETR for the current quarter was mostly due to the revaluation of the deferred tax liability as a result of a change in state law enacted in the linked quarter. The ETR was 24.7% for the current YTD compared to 27.3% for the prior YTD. The decrease for the current YTD ETR compared to the prior YTD was primarily due to increased tax credits and a reduction in the state and local income tax rate.

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

General Bank

Table 15
General Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
Earnings Summary	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Net interest income	$846	$824	$760	$22	3%	$2,458	$2,174	$284	13%
Total noninterest income	166	164	149	2	1	494	446	48	11
Total revenue	1,012	988	909	24	2	2,952	2,620	332	13
Personnel cost	213	210	212	3	1	637	604	33	5
All other noninterest expense	369	370	341	(1)	—	1,090	978	112	11
Total noninterest expense	582	580	553	2	—	1,727	1,582	145	9
Provision for credit losses	1	13	55	(12)	(90)	60	113	(53)	(47)
Income before income taxes	429	395	301	34	8	1,165	925	240	26
Income tax expense	109	101	99	8	7	298	270	28	10
Net income	$320	$294	$202	$26	9	$867	$655	$212	32
Pre-provision net revenue (“PPNR”) (1)	$430	$408	$356	$22	5%	$1,225	$1,038	$187	18%
Select Period End Balances
Loans and leases	$65,225	$64,987	$64,254	$238	—%	$65,225	$64,254	$971	2%
Deposits	74,596	73,499	71,898	1,097	1	74,596	71,898	2,698	4
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

General Bank segment net income for the current quarter increased $26 million compared to the linked quarter, primarily due to higher NII and lower provision for credit losses.
•The $22 million increase in NII was largely due to a lower rate paid on interest-bearing deposits, along with a higher loan yield, and the impact of loan growth.
•The $12 million decrease in provision for credit losses reflected a reserve release, largely in residential mortgage and credit card loans.

General Bank segment loans were $65.23 billion at September 30, 2025, an increase of $238 million compared to $64.99 billion at June 30, 2025, as growth was spread amongst various portfolios.

General Bank segment deposits were $74.60 billion at September 30, 2025, an increase of $1.10 billion compared to $73.50 billion at June 30, 2025, as growth was primarily concentrated in our Branch Network and Wealth. Deposit growth was in money market and noninterest-bearing checking, partially offset by lower time deposits.

General Bank segment net income for the current YTD increased $212 million compared to the prior YTD, primarily due to higher NII, lower provision for credit losses, and higher noninterest income, partially offset by increases in personnel cost and all other noninterest expense.
•The $284 million increase in NII was mainly due to a lower rate paid on interest-bearing deposits, as well as the impact of loan growth, partially offset by the impact of deposit growth.
•The $53 million decrease in provision for credit losses reflects the ALLL build during the prior YTD, the elimination of reserves related to Hurricane Helene in the current YTD, and the modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A.
•The $48 million increase in total noninterest income was mostly due to increases in wealth management services, deposit fees and service charges, and cardholder services.
•The $112 million increase in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $33 million increase in personnel cost was mainly due to annual merit increases and promotions.

Commercial Bank
Table 16
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
Earnings Summary	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Net interest income	$303	$299	$305	$4	1%	$895	$916	$(21)	(2)%
Noninterest Income
Rental income on operating lease equipment	54	54	57	—	—	164	172	(8)	(4)
Less: depreciation on operating lease equipment	43	44	47	(1)	(2)	131	141	(10)	(6)
Net rental income on operating lease equipment (1)	11	10	10	1	10	33	31	2	6
All other noninterest income	101	98	79	3	4	268	239	29	12
Total noninterest income (2)	155	152	136	3	3	432	411	21	5
Noninterest income, net of depreciation (1)	112	108	89	4	4	301	270	31	11
Total revenue	458	451	441	7	2	1,327	1,327	—	—
Revenue, net of depreciation (1)	415	407	394	8	2	1,196	1,186	10	1
Noninterest Expense
Personnel cost	74	69	68	5	7	215	205	10	4
All other noninterest expense	149	154	150	(5)	(4)	462	425	37	9
Total noninterest expense (3)	266	267	265	(1)	(1)	808	771	37	5
Noninterest expense, net of depreciation (1)	223	223	218	—	—	677	630	47	7
Provision for credit losses	168	47	11	121	257	300	70	230	330
Income before income taxes	24	137	165	(113)	(82)	219	486	(267)	(55)
Income tax expense	6	35	41	(29)	(83)	56	127	(71)	(56)
Net income	$18	$102	$124	$(84)	(82)	$163	$359	$(196)	(54)
PPNR (1)	$192	$184	$176	$8	5%	$519	$556	$(37)	(7)%
Select Period End Balances
Loans and leases	$38,841	$38,691	$37,281	$150	—%	$38,841	$37,281	$1,560	4%
Operating lease equipment, net	737	750	767	(13)	(2)	737	767	(30)	(4)
Deposits	2,978	2,899	3,126	79	3	2,978	3,126	(148)	(5)
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

Commercial Bank segment net income for the current quarter decreased $84 million compared to the linked quarter, mostly due to a higher provision for credit losses.
•The $121 million increase in provision for credit losses was mainly due to higher net charge-offs compared to the linked quarter, including an $82 million charge-off on a single supply chain finance client.
•The $29 million decrease in income tax expense reflected lower income before income taxes.

Commercial Bank segment loans were $38.84 billion at September 30, 2025, an increase of $150 million compared to $38.69 billion at June 30, 2025, primarily due to growth in the Working Capital Solutions portfolio, partially offset by a decline in Real Estate Finance.

Commercial Bank segment deposits were $2.98 billion at September 30, 2025, an increase of $79 million from $2.90 billion at June 30, 2025.

Commercial Bank segment net income for the current YTD decreased $196 million compared to the prior YTD, primarily due to a higher provision for credit losses, higher noninterest expense, and lower NII, partially offset by higher noninterest income and lower income tax expense.
•The $230 million increase in provision for credit losses was mainly due to higher net charge-offs in the current YTD, the impact of loan growth, and a higher reserve release in the prior YTD, partially offset by the modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A.
•The $37 million increase in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $21 million decrease in NII was mostly due to a lower loan yield, partially offset by the impact of loan growth and lower deposit costs.
•The $21 million increase in total noninterest income is largely due to lending fees, including capital markets fees, partially offset by lower rental income on operating lease equipment.
•The $71 million decrease in income tax expense reflected lower income before income taxes.

SVB Commercial

Table 17
SVB Commercial: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
Earnings Summary	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Net interest income	$493	$490	$560	$3	1%	$1,476	$1,636	$(160)	(10)%
Total noninterest income	135	130	137	5	3	397	405	(8)	(2)
Total revenue	628	620	697	8	1	1,873	2,041	(168)	(8)
Personnel cost	106	110	112	(4)	(3)	330	354	(24)	(7)
All other noninterest expense	267	272	272	(5)	(2)	804	765	39	5
Total noninterest expense	373	382	384	(9)	(2)	1,134	1,119	15	1
Provision for credit losses	22	55	51	(33)	(62)	100	93	7	7
Income before income taxes	233	183	262	50	28	639	829	(190)	(23)
Income tax expense	58	47	75	11	26	162	235	(73)	(31)
Net income	$175	$136	$187	$39	28%	$477	$594	$(117)	(20)%
PPNR (1)	$255	$238	$313	$17	7%	$739	$922	$(183)	(20)%
Select Period End Balances
Loans and leases	$40,629	$37,529	$37,098	$3,100	8%	$40,629	$37,098	$3,531	10%
Deposits	39,891	37,798	35,844	2,093	6	39,891	35,844	4,047	11
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

SVB Commercial segment net income for the current quarter increased $39 million compared to the linked quarter, mainly due to a lower provision for credit losses, higher noninterest income, and lower noninterest expense, partially offset by higher income tax expense.
•The $33 million decrease in provision for credit losses was largely due to a reserve release related to both off-balance sheet credit exposures and loans and leases, as well as lower specific reserves for individually evaluated investor dependent loans.
•The $5 million increase in total noninterest income was primarily in client investment fees.
•The $5 million decrease in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $11 million increase in income tax expense reflected the increase in income before income taxes.

SVB Commercial segment loans were $40.63 billion at September 30, 2025, an increase of $3.10 billion compared to $37.53 billion at June 30, 2025, primarily related to growth in Global Fund Banking.

SVB Commercial segment deposits were $39.89 billion at September 30, 2025, an increase of $2.09 billion compared to $37.80 billion at June 30, 2025, mainly due to deposit growth in Global Fund Banking. Most of the growth was in noninterest-bearing checking accounts.

SVB Commercial segment net income for the current YTD decreased $117 million compared to the prior YTD, mainly due to lower NII, higher total noninterest expense, lower noninterest income, and higher provision for credit losses, partially offset by lower income tax expense.

•The $160 million decrease in NII was largely due to a lower loan yield, partially offset by a lower rate paid on interest-bearing deposits, as well as the impact of loan growth.
•The $39 million increase in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $8 million decrease in noninterest income was mainly in lending-related fees and cardholder services, partially offset by higher international fees, reflecting higher volumes and commissions on foreign currency exchange transactions, and client investment fees, due to a higher average balance of client funds.
•The $7 million increase in provision for credit losses primarily reflected an increase in net charge-offs, partially offset by a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A.
•The $73 million decrease in income tax expense reflected the decrease in income before income taxes.

Rail

Table 18
Rail: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
Earnings Summary	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Net interest income (expense)	$(55)	$(53)	$(48)	$2	2%	$(160)	$(136)	$(24)	18%
Noninterest Income
Rental income on operating lease equipment	219	218	205	1	1	651	604	47	8
Less: depreciation on operating lease equipment	55	56	52	(1)	1	165	152	13	8
Less: maintenance and other operating lease expenses	67	55	59	12	20	180	164	16	10
Net rental income on operating lease equipment (1)	97	107	94	(10)	(9)	306	288	18	6
All other noninterest income	2	3	2	(1)	(67)	7	8	(1)	(20)
Total noninterest income (2)	221	221	207	—	—	658	612	46	7
Noninterest income, net of depreciation and maintenance (1)	99	110	96	(11)	(10)	313	296	17	6
Total revenue	166	168	159	(2)	(1)	498	476	22	4
Revenue, net of depreciation and maintenance (1)	44	57	48	(13)	(23)	153	160	(7)	(4)
Noninterest Expense
Personnel cost	6	6	6	—	—	20	20	—	—
All other noninterest expense	16	26	14	(10)	(42)	56	43	13	28
Total noninterest expense (3)	144	143	131	1	1	421	379	42	11
Noninterest expense, net of depreciation and maintenance (1)	22	32	20	(10)	(31)	76	63	13	21
Provision for credit losses	—	—	—	—	—	—	—	—	—
Income before income taxes	22	25	28	(3)	(12)	77	97	(20)	(20)
Income tax expense	5	6	8	(1)	(13)	19	27	(8)	(27)
Net income	$17	$19	$20	$(2)	(12)%	$58	$70	$(12)	(18)%
PPNR (1)	$22	$25	$28	$(3)	(12)%	$77	$97	$(20)	(21)%
Select Period End Balances
Loans and leases	$63	$62	$62	$1	—%	$63	$62	$1	—%
Operating lease equipment, net	8,709	8,716	8,419	(7)	—	8,709	8,419	290	3
Deposits	2	3	14	(1)	(28)	2	14	(12)	(86)
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

Rail segment net income for the current quarter decreased $2 million compared to the linked quarter, mostly due to higher maintenance and other operating lease expenses, partially offset by lower all other noninterest expense, largely due to the linked quarter including an accrual for the previously discussed vendor dispute.

Rail segment net income for the current YTD decreased $12 million compared to the prior YTD, mostly due to lower NII and higher total noninterest expense, partially offset by higher rental income on operating lease equipment.
•The $24 million decrease in NII was primarily due to higher funding costs, reflective of the increase in operating lease equipment.
•The $13 million increase in all other noninterest expense was primarily due to the previously mentioned vendor dispute.
•Depreciation on operating lease equipment increased $13 million, reflective of growth in operating lease equipment, and maintenance and other operating lease expenses increased $16 million.
•The $47 million increase in rental income on operating lease equipment reflected higher rental income on portfolio growth and strong repricing.
•The $8 million decrease in income tax expense reflected the decrease in income before income taxes.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 118% of the average prior or expiring lease rate during the current quarter. Railcar utilization, including commitments to lease, was 96.8% at September 30, 2025, compared to 97.6% at December 31, 2024.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at September 30, 2025 consisted of approximately 127,600 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating Lease Railcar Portfolio by Type (units and net investment)

	September 30, 2025		June 30, 2025		December 31, 2024
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	41%	45%	42%
Tank cars	27	39	28	39	27	38
Mill/ coil gondolas	8	6	8	6	8	6
Coal	7	1	7	1	7	1
Boxcars	5	5	6	5	6	6
Other	8	8	6	8	7	7
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024
Manufacturing	$3,706	43%	$3,659	42%	$3,467	40%
Rail	1,975	23	2,011	23	2,003	23
Wholesale	1,532	18	1,550	18	1,505	18
Oil and gas extraction / services	493	6	483	5	583	7
Energy and utilities	213	2	222	3	239	3
Other	791	8	791	9	776	9
Total	$8,710	100%	$8,716	100%	$8,573	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) Year to Date
Earnings Summary	September 30, 2025	June 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Net interest income	$147	$135	$219	$12	9%	$423	$844	$(421)	(50)%
Total noninterest income	22	11	21	11	117	31	42	(11)	(26)
Total revenue	169	146	240	23	17	454	886	(432)	(49)
Personnel cost	418	415	390	3	1	1,243	1,094	149	14
Acquisition-related expenses	28	38	46	(10)	(27)	108	148	(40)	(27)
All other noninterest expense	(320)	(325)	(313)	5	2	(957)	(875)	(82)	9
Total noninterest expense	126	128	123	(2)	—	394	367	27	8
Provision for credit losses	—	—	—	—	—	—	—	—	—
Income before income taxes	43	18	117	25	146	60	519	(459)	(88)
Income tax expense (benefit)	5	(6)	11	11	176	(1)	120	(121)	(101)
Net income	$38	$24	$106	$14	60%	$61	$399	$(338)	(85)%
PPNR (1)	$43	$18	$117	$25	145%	$60	$519	$(459)	(88)%
Select Period End Balances
Deposits	45,723	45,736	40,692	(13)	—	45,723	40,692	5,031	12
(1)    PPNR is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Corporate net income increased $14 million compared to the linked quarter, mainly due to higher NII and noninterest income, as well as lower acquisition-related costs, partially offset by higher income tax expense.
•The $12 million increase in NII reflected higher interest income on investment securities and interest-earning deposits at banks, partially offset by higher interest expense on deposits, and lower loan PAA.
•The $11 million increase in noninterest income was largely due to favorable changes in the fair value of marketable equity securities.
•The $10 million decrease in acquisition-related expenses is presented in Table 13 in the “Noninterest Expense” section of this MD&A.
•The $11 million increase in income tax expense reflected higher income before income taxes.

Corporate deposits were $45.72 billion at September 30, 2025, a decrease of $13 million compared to $45.74 billion at June 30, 2025, as a modest increase in Direct Bank deposits was offset by a decline in other deposits. Total deposits in Corporate primarily include $45.15 billion of Direct Bank deposits, with the remaining balance consisting of brokered and other deposits.

Corporate net income for the current YTD decreased $338 million compared to the prior YTD, primarily reflecting lower NII and higher personnel cost, partially offset by lower all other noninterest expense, acquisition-related expenses and income tax expense.
•The $421 million decrease in NII was mainly due to the impacts of a lower average balance of interest-earning deposits at banks, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by the impacts of a higher average balance of investment securities and a lower rate paid on interest-bearing deposits.
•The $149 million increase in personnel cost was mainly due to annual merit increases and promotions, as well as net staff additions.
•The $82 million decrease in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $40 million decrease in acquisition-related expenses is presented in Table 13 in the “Noninterest Expense” section of this MD&A.
•The $121 million decrease in income tax expense reflected lower income before income taxes.

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

Interest-earning Assets

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreements to resell, investment securities, loans held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher-risk investments typically carry a higher interest rate, but could expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets.

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of September 30, 2025 totaled $24.80 billion, an increase of $3.43 billion or 16% from $21.36 billion at December 31, 2024. The increase from December 31, 2024 reflected deposit growth and net increases in debt, partially offset by the impacts of Class A common share repurchases, loan growth, and net purchases of investment securities.

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at September 30, 2025 totaled $83 million, a decrease of $75 million from $158 million at December 31, 2024.

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

The carrying value of investment securities at September 30, 2025 totaled $45.12 billion, an increase of $1.03 billion or 2% from $44.09 billion at December 31, 2024. The increase from December 31, 2024 resulted from purchases of $7.87 billion, which were primarily U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities partially offset by maturities, sales, and payments of $7.60 billion, and non-cash items, such as fair value changes for investment securities available for sale and marketable equity securities, along with amortization and accretion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of September 30, 2025, investment securities available for sale had a net pretax unrealized loss of $224 million, compared to $762 million as of December 31, 2024, primarily reflecting changes in interest rates and maturities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of September 30, 2025. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of September 30, 2025.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at September 30, 2025.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	September 30, 2025			June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)
Investment securities available for sale:
U.S. Treasury	$13,729	$13,781	31.4%	$12,125	$12,170	29.0%	$13,897	$13,903	32.7%
Government agency	53	52	0.1	62	60	0.1	79	77	0.2
Residential mortgage-backed securities	17,550	17,435	39.7	17,118	16,924	40.3	16,161	15,620	36.7
Commercial mortgage-backed securities	3,582	3,428	7.8	3,695	3,536	8.4	3,869	3,666	8.6
Corporate bonds	256	250	0.6	364	353	0.8	489	467	1.1
Municipal bonds	17	17	—	17	17	—	17	17	—
Total investment securities available for sale	$35,187	$34,963	79.6%	$33,381	$33,060	78.6%	$34,512	$33,750	79.3%
Investment in marketable equity securities	$78	$110	0.3%	$78	$97	0.2%	$79	$101	0.2%
Investment securities held to maturity:
U.S. Treasury	$387	$369	0.8%	$486	$465	1.1%	$483	$452	1.1%
Government agency	1,459	1,395	3.2	1,493	1,415	3.4	1,489	1,374	3.2
Residential mortgage-backed securities	4,568	4,083	9.3	4,548	4,002	9.5	4,558	3,878	9.1
Commercial mortgage-backed securities	3,358	2,733	6.2	3,359	2,726	6.5	3,407	2,729	6.5
Supranational securities	277	256	0.6	302	279	0.7	300	267	0.6
Other	2	2	—	1	1	—	2	2	—
Total investment securities held to maturity	$10,051	$8,838	20.1%	$10,189	$8,888	21.2%	$10,239	$8,702	20.5%
Total investment securities	$45,316	$43,911	100.0%	$43,648	$42,045	100.0%	$44,830	$42,553	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at September 30, 2025, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, September 30, 2025, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 23
Weighted Average Yield on Investment Securities

	September 30, 2025
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.32%	4.22%	—%	—%	4.29%
Government agency	—	3.97	—	—	3.97
Residential mortgage-backed securities (1)	—	4.25	4.38	4.11	4.19
Commercial mortgage-backed securities (1)	4.15	4.63	5.30	2.85	3.96
Corporate bonds	5.96	8.20	6.21	—	7.58
Municipal bonds	—	—	—	6.86	6.86
Total investment securities available for sale	4.31%	4.44%	4.43%	4.00%	4.23%

Investment securities held to maturity:
U.S. Treasury	—%	1.43%	—%	—%	1.43%
Government agency	1.32	1.62	1.94	—	1.55
Residential mortgage-backed securities (1)	—	—	1.03	2.81	2.66
Commercial mortgage-backed securities (1)	—	1.84	4.65	2.49	2.49
Supranational securities	1.24	1.64	—	—	1.59
Other	3.55	—	—	—	3.55
Total investment securities held to maturity	1.32%	1.58%	1.40%	2.67%	2.37%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at September 30, 2025. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at September 30, 2025 were $112 million, an increase of $27 million or 32% from $85 million at December 31, 2024. The composition of assets held for sale is included in the following table:

Table 24
Assets Held for Sale

				Increase (Decrease) from:
dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Loans and leases:
Commercial (1)	$30	$40	$27	$(10)	(25)%	$3	11%
Consumer	80	83	55	(3)	(4)%	25	46%
Loans and leases	110	123	82	(13)	(11)%	28	34%
Operating lease equipment	2	2	3	—	—%	(1)	(20)%
Total assets held for sale	$112	$125	$85	$(13)	(11)%	$27	32%
(1) There were no nonaccrual loans held for sale at September 30, 2025 and December 31, 2024, and $22 million as of June 30, 2025.

Loans and Leases
The loan and lease disclosures for 2024 periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes summarized in the “Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Loans and leases at September 30, 2025 were $144.76 billion, an increase of $4.54 billion or 3% from $140.22 billion at December 31, 2024. Loan growth of $3.26 billion in the SVB Commercial segment was concentrated in Global Fund Banking, partially offset by a decline in Tech and Healthcare. Loan growth in the Commercial Bank segment of $943 million was mainly in our industry verticals, primarily TMT and Healthcare. Loan growth of $338 million in the General Bank segment was primarily in the Wealth portfolio.

The unamortized discount related to acquired loans was $1.38 billion at September 30, 2025, a decrease of $215 million from $1.60 billion at December 31, 2024.

Refer to Note 4—Loans and Leases for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024		Balance Increase (Decrease) from:
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans	June 30, 2025		December 31, 2024
Commercial:
Commercial construction	$5,926	4%	$5,714	4%	$5,109	4%	$212	4%	$817	16%
Owner occupied commercial mortgage	17,232	12	17,053	12	16,842	12	179	1	390	2
Non-owner occupied commercial mortgage	15,645	11	16,100	11	16,194	12	(455)	(3)	(549)	(3)
Commercial and industrial	41,172	28	40,658	30	40,737	28	514	1	435	1
Leases	2,066	1	2,028	1	2,014	1	38	2	52	3
Global fund banking	31,615	22	28,677	20	27,904	20	2,938	10	3,711	13
Investor dependent	2,772	2	2,777	2	3,193	3	(5)	—	(421)	(13)
Total commercial	$116,428	80%	$113,007	80%	$111,993	80%	$3,421	3%	$4,435	4%
Consumer:
Residential mortgage	$23,036	16%	$23,059	16%	$23,152	16%	$(23)	—%	$(116)	(1)%
Revolving mortgage	2,794	2	2,736	2	2,567	2	58	2	227	9
Consumer auto	1,463	1	1,490	1	1,523	1	(27)	(2)	(60)	(4)
Consumer other	1,037	1	977	1	986	1	60	6	51	5
Total consumer	$28,330	20%	$28,262	20%	$28,228	20%	$68	—%	$102	—%
Total loans and leases	$144,758	100%	$141,269	100%	$140,221	100%	$3,489	2%	$4,537	3%
Allowance for loan and lease losses	(1,652)		(1,672)		(1,676)
Net loans and leases	$143,106		$139,597		$138,545

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 26
Operating Lease Equipment, Net

dollars in millions				Increase (Decrease) from:
	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Railcars and locomotives	$8,709	$8,716	$8,573	$(7)	—%	$136	2%
Other equipment	737	750	750	(13)	(2)	(13)	(2)
Total (1)	$9,446	$9,466	$9,323	$(20)	—%	$123	1%
(1)    Includes off-lease rail equipment of $223 million at September 30, 2025, $242 million at June 30, 2025, and $219 million at December 31, 2024.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at September 30, 2025 totaled $159.11 billion, an increase of $5.47 billion or 4% from $153.65 billion at December 31, 2024. The increase from December 31, 2024 was mainly due to deposit growth, as well as the 2025 Debt Issuances, partially offset by the Linked Quarter Debt Redemption as further discussed below.

Deposits
Total deposits at September 30, 2025 were $163.19 billion, an increase of $7.96 billion or 5% from $155.23 billion at December 31, 2024.

Deposit changes within our business segments compared to December 31, 2024 are discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” section of this MD&A and changes from the linked quarter are discussed in the “Results by Segment” section of this MD&A.

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions				Increase (Decrease) from:
	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Noninterest-bearing demand	$42,752	$40,879	$38,633	$1,873	5%	$4,119	11%
Checking with interest	23,731	23,283	25,343	448	2	(1,612)	(6)
Money market	38,718	37,654	35,722	1,064	3	2,996	8
Savings	46,915	46,877	42,278	38	—	4,637	11
Time	11,074	11,242	13,253	(168)	(2)	(2,179)	(16)
Interest-bearing deposits	120,438	119,056	116,596	1,382	1	3,842	3
Total deposits	$163,190	$159,935	$155,229	$3,255	2%	$7,961	5%
Noninterest-bearing deposits to total deposits	26.2%	25.6%	24.9%

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

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of September 30, 2025 were in North Carolina, South Carolina, and California, which represented approximately 25.0%, 7.5%, and 7.0%, respectively, of total deposits.

The Direct Bank had $45.15 billion or 27.7% of our total deposits as of September 30, 2025. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of September 30, 2025 were $39.89 billion or 24.4% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled approximately $6.20 billion as of September 30, 2025, compared to approximately $8.01 billion as of December 31, 2024.

Brokered deposits, included in time deposits in the preceding table, are a source of deposit funding but remain an immaterial amount of total deposits at less than 1% as of September 30, 2025 and December 31, 2024.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $59.75 billion, which represented approximately 36.6% of total deposits at September 30, 2025, compared to $59.51 billion or 38.3% of total deposits at December 31, 2024.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of September 30, 2025:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	September 30, 2025
Time deposits maturing in:
Three months or less	$483
Over three months through six months	467
Over six months through 12 months	321
More than 12 months	14
Total	$1,285

Borrowings
Total borrowings at September 30, 2025 were $38.68 billion, an increase of $1.62 billion or 4% from $37.05 billion at December 31, 2024. The increase from December 31, 2024 primarily related to the 2025 Debt Issuances (refer to the table below), partially offset by the Linked Quarter Debt Redemption.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 29
Borrowings

dollars in millions				Increase (Decrease) from:
	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Securities sold under agreements to repurchase	$423	$471	$367	$(48)	(10)%	$56	15%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,854	35,841	35,816	13	—	38	—
Senior Unsecured Borrowings
5.231% fixed-to-floating rate notes due March 2031 (2)	497	497	—	—	—	497	100
6.000% fixed rate notes due April 2036	58	58	58	—	—	—	—
Subordinated debt
6.125% fixed rate notes due March 2028	434	437	445	(3)	(1)	(11)	(2)
3.375% fixed-to-floating rate notes due March 2030 (3)	—	—	350	—	—	(350)	(100)
5.600% fixed rate reset notes due September 5, 2035 (4)	597	—	—	597	100	597	100
6.254% fixed-to-fixed rate notes due March 2040 (5)	745	745	—	—	—	745	100
Capital lease obligations	67	63	15	4	6	52	347
Total borrowings	$38,675	$38,112	$37,051	$563	2%	$1,624	4%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 4—Loans and Leases. The unamortized discount related to this borrowing was $137 million, $150 million, and $176 million at September 30, 2025, June 30, 2025, and December 31, 2024, respectively.
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
(4) The interest rate will reset on September 5, 2030, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 185 bps per annum until the maturity date (or date of earlier redemption).
(5) The interest rate will reset on March 12, 2035, and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 197 bps per annum until the maturity date (or date of earlier redemption).

The following summarizes the 2025 Debt Issuances:

Table 30
Parent Company Notes Issued

Issuance Date	Amount	Description
September 5, 2025	$600 Million
$600 million aggregate principal amount of subordinated fixed rate reset notes with a maturity date of September 5, 2035. Interest is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on March 5, 2026, and ending on the maturity date (or date of earlier redemption), at a fixed rate of 5.6000% per annum. The interest rate will reset on September 5, 2030 and the notes will thereafter bear a fixed interest rate equal to the Five-year U.S. Treasury Rate as of the day falling two business days prior to the notes reset date plus 185 bps per annum until the maturity date (or date of earlier redemption).

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

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate. Additionally, we continue to monitor the status of the notice of proposed rulemaking (“NPR”) issued by the federal banking agencies discussing, among other items, the proposed requirement to maintain a certain level of long-term debt that would be available to absorb losses in the event of failure as further discussed in the “Regulatory Considerations” section in Item 1. Business of the 2024 Form 10-K.

Refer to the “Liquidity Risk” section of this MD&A and Note 9—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 31
Other Assets

dollars in millions				Increase (Decrease) from:
	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Affordable housing tax credit and other unconsolidated investments (1)	$2,831	$2,592	$2,516	$239	9%	$315	13%
Accrued interest receivable	945	902	902	43	5	43	5
Fair value of derivative financial instruments	570	626	660	(56)	(9)	(90)	(14)
Pension and other retirement plan assets	670	671	658	(1)	—	12	2
Right of use assets for operating leases, net	305	318	316	(13)	(4)	(11)	(4)
Income tax receivable	494	500	505	(6)	(1)	(11)	(2)
Counterparty receivables	142	164	69	(22)	(14)	73	105
Bank-owned life insurance	108	107	106	1	1	2	2
Nonmarketable equity securities	160	140	127	20	14	33	26
Other real estate owned	95	97	56	(2)	(2)	39	71
Mortgage servicing rights	30	29	27	1	5	3	12
Federal Home Loan Bank stock	20	19	20	1	4	—	—
Other	738	899	778	(161)	(18)	(40)	(5)
Total other assets	$7,108	$7,064	$6,740	$44	1%	$368	6%
(1)    Refer to Note 8—Variable Interest Entities for additional information.

The following table includes the components of other liabilities:

Table 32
Other Liabilities

dollars in millions				Increase (Decrease) from:
	September 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025		December 31, 2024
Deferred taxes	$3,580	$3,560	$3,534	$20	1%	$46	1%
Commitments to fund tax credit investments	1,295	1,163	1,214	132	11	81	7
Accrued personnel cost (1)	825	697	1,024	128	18	(199)	(19)
Fair value of derivative financial instruments	520	631	625	(111)	(18)	(105)	(17)
Lease liabilities	341	356	357	(15)	(4)	(16)	(4)
Reserve for off-balance sheet credit exposure	265	288	278	(23)	(8)	(13)	(5)
Accrued interest payable	105	120	134	(15)	(13)	(29)	(22)
Accounts payable and other	1,380	1,418	1,030	(38)	(3)	350	34
Total other liabilities	$8,311	$8,233	$8,196	$78	1%	$115	1%
(1) Includes accruals for annual incentive compensation which is typically paid during the first quarter. Additionally, accrued personnel cost can fluctuate based on timing of the payroll cycle.
A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $265 million at September 30, 2025, a decrease of $13 million compared to $278 million at December 31, 2024 and of $23 million compared to $288 million at June 30, 2025. Refer to the “Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 18—Commitments and Contingencies for information relating to off-balance sheet commitments.

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

The loan and ALLL disclosures for the 2024 periods presented in this Form 10-Q were recast to reflect the 2025 Loan Class Changes summarized in the “Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Our ALLL estimate as of September 30, 2025 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

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

The potential impacts of new trade, tariff and other economic policies in the United States were more prevalently reflected in the baseline macroeconomic scenario, which resulted in a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter. The scenario weighting in the current quarter was unchanged from the linked quarter.

At September 30, 2025, ALLL estimates ranged from approximately $1.41 billion, when weighing the upside scenario 100%, to approximately $2.07 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.65 billion was appropriate as of September 30, 2025.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at September 30, 2025 and December 31, 2024. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 33
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of September 30, 2025
	2025	2026	2027
U.S. unemployment rate (1)	4.5%	5.4%	5.4%
U.S. real GDP (2)	1.3%	1.0%	1.6%
HPI (2)	0.7%	(1.7)%	2.6%
CRE price index (2)	(1.0)%	(3.5)%	(0.6)%

	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. unemployment rate (1)	5.0%	5.1%	4.7%
U.S. real GDP (2)	1.4%	1.7%	2.3%
HPI (2)	(1.3)%	2.0%	2.8%
CRE price index (2)	(3.6)%	0.4%	8.8%
(1) Represents the projected quarterly average U.S. unemployment rate for the years ending December 31, 2025, 2026 and 2027.
(2) Represents the projected year-over-year percent changes.

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

ALLL and Net Charge-offs
The ALLL and net charge-offs are summarized below.

Table 34
ALLL for Loans and Leases

dollars in millions	Three Months Ended September 30, 2025
	Commercial	Consumer	Total
Balance at beginning of period	$1,512	$160	$1,672
Provision (benefit) for loan and lease losses	238	(24)	214
Charge-offs	(244)	(12)	(256)
Recoveries	18	4	22
Balance at end of period	$1,524	$128	$1,652
Net charge-off ratio			0.65%
Net charge-offs	$226	$8	$234
Average loans			$142,857
Percent of loans in each category to total loans	80%	20%	100%

	Three Months Ended June 30, 2025
	Commercial	Consumer	Total
Balance at beginning of period	$1,517	$163	$1,680
Provision for loan and lease losses	111	—	111
Charge-offs	(137)	(7)	(144)
Recoveries	21	4	25
Balance at end of period	$1,512	$160	$1,672
Net charge-off ratio			0.33%
Net charge-offs	$116	$3	$119
Average loans			$141,791
Percent of loans in each category to total loans	80%	20%	100%

	Three Months Ended September 30, 2024
	Commercial	Consumer	Total
Balance at beginning of period	$1,547	$153	$1,700
Provision for loan and lease losses	123	—	123
Charge-offs	(169)	(8)	(177)
Recoveries	27	5	32
Balance at end of period	$1,528	$150	$1,678
Net charge-off ratio			0.42%
Net charge-offs	$142	$3	$145
Average loans			$139,014
Percent of loans in each category to total loans	79%	21%	100%

The ALLL at September 30, 2025 was $1.65 billion, representing a decrease of $20 million compared to June 30, 2025. The decrease was driven by improvements in the economic outlook and other changes, including the elimination of reserves related to Hurricane Helene, partially offset by higher specific reserves for individually evaluated loans, and growth in global fund banking loans which have a lower loss rate relative to our other portfolios.

Net charge-offs for the current quarter were $234 million, an increase of $115 million from $119 million for the linked quarter. The increase was mainly due to an $82 million charge-off on a single supply chain finance client in the Commercial Bank segment.

Table 35
ALLL for Loans and Leases

dollars in millions	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747
Provision (benefit) for loan and lease losses	487	(14)	473	316	(5)	311
Charge-offs	(540)	(27)	(567)	(443)	(21)	(464)
Recoveries	59	11	70	74	10	84
Balance at end of period	$1,524	$128	$1,652	$1,528	$150	$1,678
Net charge-off ratio			0.47%			0.37%
Net charge-offs	$481	$16	$497	$369	$11	$380
Average loans			$141,818			$136,723
Percent of loans in each category to total loans	80%	20%	100%	79%	21%	100%

The ALLL at September 30, 2025 was $1.65 billion, representing a decrease of $24 million from December 31, 2024, mainly due to the changes discussed above, and a modest shift in our weighting from the downside to baseline economic scenario in the linked quarter as further discussed in the “ALLL Methodology” section of this MD&A, partially offset by the impact of loan growth.

Net charge-offs for the current YTD were $497 million, an increase of $117 million from $380 million for the prior YTD. The higher net charge-offs within commercial loans were mainly due to the commercial and industrial loan class, which included the previously discussed charge-off on a single supply chain finance client, partially offset by lower net charge-offs in the investor dependent loan class.

Table 36
ALLL Ratios

dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024
ALLL	$1,652	$1,672	$1,676
Total loans and leases	$144,758	$141,269	$140,221
ALLL to total loans and leases	1.14%	1.18%	1.20%
Commercial loans and leases:
ALLL - commercial	$1,524	$1,512	$1,518
Commercial loans and leases	$116,428	$113,007	$111,993
Commercial ALLL to commercial loans and leases	1.31%	1.34%	1.35%
Consumer loans:
ALLL - consumer	$128	$160	$158
Consumer loans	$28,330	$28,262	$28,228
Consumer ALLL to consumer loans	0.45%	0.56%	0.56%

The ALLL as a percentage of total loans and leases at September 30, 2025 was 1.14%, compared to 1.18% at June 30, 2025 and 1.20% at December 31, 2024. The trends in the ALLL are discussed above.

Table 37
ALLL by Loan Class

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$75	1.27%	$67	1.17%	$53	1.03%
Owner occupied commercial mortgage	52	0.30	53	0.31	51	0.30
Non-owner occupied commercial mortgage	333	2.13	318	1.98	340	2.10
Commercial and industrial	768	1.87	781	1.92	768	1.88
Leases	34	1.65	36	1.75	36	1.80
Global fund banking	61	0.19	80	0.28	75	0.27
Investor dependent	201	7.24	177	6.37	195	6.10
Total commercial	1,524	1.31	1,512	1.34	1,518	1.35
Consumer
Residential mortgage	69	0.30	89	0.39	85	0.37
Revolving mortgage	22	0.78	19	0.70	21	0.83
Consumer auto	10	0.66	9	0.63	5	0.35
Consumer other	27	2.54	43	4.32	47	4.75
Total consumer	128	0.45	160	0.56	158	0.56
Total ALLL	$1,652	1.14%	$1,672	1.18%	$1,676	1.20%
The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts and the composition and credit quality of the loan and lease portfolio, and the related impacts on the ALLL models. We continuously monitor and update our ALLL estimation methodology, as appropriate. During the current quarter, we updated our PD, LGD, and exposure at default methodology for the global fund banking, investor dependent, residential mortgage, and consumer other portfolios, which contributed to the changes in the ALLL compared to the linked quarter for those portfolios.

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation in the 2024 Form 10-K.

Table 38
Non-Performing Assets

dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial loans	$1,194	$1,107	$1,003
Consumer loans	212	212	181
Total nonaccrual loans	1,406	1,319	1,184
Other real estate owned and repossessed assets	98	103	64
Total nonperforming assets	$1,504	$1,422	$1,248

Past due loans:
Commercial loans	$699	$515	$495
Consumer loans	198	213	256
Total past due loans	$897	$728	$751

Total loans, leases, other real estate owned, and repossessed assets	$144,856	$141,372	$140,285
ALLL to total loans and leases	1.14%	1.18%	1.20%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	1.04	1.01	0.89
Ratio of nonaccrual loans and leases to total loans and leases	0.97	0.93	0.84
Ratio of ALLL to nonaccrual loans and leases	117.41	126.75	141.58

Nonaccrual loans and leases at September 30, 2025 were $1.41 billion, representing increases of $222 million and $87 million compared to December 31, 2024 and June 30, 2025, respectively, mainly due to a small number of larger balance individually evaluated commercial loans.

OREO and repossessed assets were $98 million at September 30, 2025 compared to $64 million at December 31, 2024 and $103 million at June 30, 2025. The increase of $34 million compared to December 31, 2024 mainly reflects additional foreclosed CRE properties.

Delinquencies
Accruing loans 30 days or more past due were 0.62% of total loans at September 30, 2025, compared to 0.54% at December 31, 2024, and 0.52% at June 30, 2025. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio
Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 39
Commercial Real Estate Portfolio (1)

dollars in millions	September 30, 2025		June 30, 2025
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$5,116	3.53%	$5,151	3.65%
Medical Office	3,872	2.67	3,829	2.71
Industrial/Warehouse	3,568	2.47	3,697	2.62
General Office	2,123	1.47	2,218	1.57
Retail	1,764	1.22	1,714	1.21
Healthcare	1,186	0.82	1,330	0.94
Hotel/Motel	867	0.60	867	0.61
Other	4,907	3.39	4,733	3.35
Total	$23,404	16.17%	$23,539	16.66%
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

Evolving macroeconomic and social conditions (including the shift to more hybrid work arrangements) may result in changes for General Office demand moving forward. Our General Office portfolio has experienced more negative credit quality trends relative to our other CRE portfolios. Select metrics for our General Office portfolio are summarized in the following table:

Table 40
Select General Office Loan Metrics

dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024
% of total loans and leases	1.47%	1.57%	1.77%
% of CRE loans	9.07%	9.42%	10.81%
Average loan balance	$2	$2	$2
Net charge-offs (YTD annualized %)	4.06%	4.09%	3.95%
Delinquencies as a % of General Office loans	9.09%	6.59%	10.92%
Non-performing loans as a % of General Office loans	11.27%	9.03%	12.10%
ALLL ratio	4.80%	4.59%	4.59%

Loans to Nondepository Financial Institutions (“NDFIs”)
As of September 30, 2025, loans to NDFIs were approximately $33.59 billion, comprised of the following:
•Approximately $31.25 billion of loans to NDFIs was included in global fund banking loans, mainly consisting of capital call lines of approximately $28.64 billion, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in funds managed by certain private equity and venture capital firms. The credit quality is strong for capital call lines based on the structural protection provided by the funds and the underlying investors. Global fund banking loans have a lower loss rate relative to our other loan portfolios. As of September 30, 2025, the ALLL was 0.19% of global fund banking loans, compared to 1.14% of total loans.
•Substantially all of the $2.34 billion remainder of loans to NDFIs was included in commercial and industrial loans. As of September 30, 2025, the ALLL was 1.87% of commercial and industrial loans, compared to 1.14% of total loans.

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

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 41
Commercial Loans and Leases - Geography

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024
State
California	$25,718	22.1%	$25,874	22.9%	$24,491	21.9%
New York	11,796	10.1	10,470	9.3	10,202	9.1
North Carolina	10,986	9.4	11,051	9.8	10,985	9.8
Texas	8,659	7.4	8,620	7.6	8,459	7.6
Massachusetts	7,788	6.7	7,880	7.0	7,259	6.5
Florida	5,911	5.1	5,629	5.0	5,845	5.2
All other states	42,685	36.7	40,519	35.8	42,217	37.6
Total U.S.	$113,543	97.5%	$110,043	97.4%	$109,458	97.7%
Total International	2,885	2.5	2,964	2.6	2,535	2.3
Total	$116,428	100.0%	$113,007	100.0%	$111,993	100.0%
Industry Concentrations
The following table represents loans by industry of obligor:

Table 42
Commercial Loans and Leases - Industry

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024
Finance and Insurance	$34,662	29.8%	$31,902	28.3%	$31,162	27.8%
Real Estate	18,173	15.6	18,348	16.2	17,898	16.0
Healthcare	11,041	9.5	11,083	9.8	11,053	9.9
Information	9,641	8.3	9,490	8.4	9,569	8.5
Business Services	9,383	8.1	9,217	8.2	9,089	8.1
Transportation, Communication, Gas, Utilities	7,682	6.6	7,909	7.0	8,175	7.3
Manufacturing	7,138	6.1	6,998	6.2	7,160	6.4
Retail	4,461	3.8	4,120	3.6	4,141	3.7
Service Industries	4,231	3.6	4,192	3.7	4,124	3.7
Wholesale	3,592	3.1	3,481	3.1	3,437	3.1
Other	6,424	5.5	6,267	5.5	6,185	5.5
Total	$116,428	100.0%	$113,007	100.0%	$111,993	100.0%

The following table provides a summary of commercial loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of September 30, 2025:

Table 43
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 to < $30 Million	> $30 Million	Total Commercial Loans
Commercial construction	$1,221	$1,683	$3,022	$5,926
Owner occupied commercial mortgage	14,596	2,037	599	17,232
Non-owner occupied commercial mortgage	6,399	4,923	4,323	15,645
Commercial and industrial	14,983	12,430	13,759	41,172
Leases	1,633	281	152	2,066
Global fund banking	1,455	2,976	27,184	31,615
Investor dependent	1,721	775	276	2,772
Total	$42,008	$25,105	$49,315	$116,428

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% of consumer loans based on customer address:

Table 44
Consumer Loans - Geography

dollars in millions	September 30, 2025		June 30, 2025		December 31, 2024
State
California	$8,324	29.4%	$8,335	29.5%	$8,655	30.7%
North Carolina	7,164	25.3	7,067	25.0	6,923	24.5
South Carolina	3,708	13.1	3,660	12.9	3,607	12.8
Massachusetts	1,621	5.7	1,644	5.8	1,692	6.0
Other states	7,513	26.5	7,556	26.8	7,351	26.0
Total	$28,330	100.0%	$28,262	100.0%	$28,228	100.0%

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

Our exposure to NII Sensitivity is guided by the Risk Appetite Framework and Statement and a range of risk metrics, and BancShares may utilize tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative portfolios.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to manage fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to SOFR, as well as fair value changes of fixed rate time deposits and long-term debt. Refer to Note 10—Derivative Financial Instruments for further information on our derivative portfolio.
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

Table 45
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	September 30, 2025	June 30, 2025	December 31, 2024
-200	(13.2)%	(12.4)%	(10.6)%
-100	(6.9)	(6.6)	(6.1)
+100	8.1	7.8	6.9
+200	16.0	15.2	11.1

NII Sensitivity metrics at September 30, 2025, compared to December 31, 2024, were primarily affected by cash increase from deposit growth, debt issuances and investment runoff, as well as impacts from changes in forward rate curve expectations.

As of September 30, 2025, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 64% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of approximately 30%-40% over the twelve-month forecast horizon, including 45%-55% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 46
Economic Value of Equity Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	September 30, 2025	June 30, 2025	December 31, 2024
-200	5.6%	2.0%	5.4%
-100	3.7	2.0	3.1
+100	(3.7)	(2.2)	(3.2)
+200	(6.5)	(4.0)	(7.0)

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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 47
Loan Maturity Distribution

dollars in millions	At September 30 2025, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,394	$3,759	$730	$43	$5,926
Owner occupied commercial mortgage	1,831	8,484	6,477	440	17,232
Non-owner occupied commercial mortgage	3,223	9,750	1,892	780	15,645
Commercial and industrial	11,106	24,283	4,781	1,002	41,172
Leases	641	1,349	76	—	2,066
Global fund banking	29,044	2,148	423	—	31,615
Investor dependent	1,164	1,608	—	—	2,772
Total commercial	48,403	51,381	14,379	2,265	116,428
Consumer
Residential mortgage	687	2,865	7,736	11,748	23,036
Revolving mortgage	51	187	1,049	1,507	2,794
Consumer auto	330	984	149	—	1,463
Consumer other	323	565	144	5	1,037
Total consumer	1,391	4,601	9,078	13,260	28,330
Total loans and leases	$49,794	$55,982	$23,457	$15,525	$144,758

As noted above, approximately 64% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of September 30, 2025:

Table 48
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,403	$3,129
Owner occupied commercial mortgage	13,484	1,917
Non-owner occupied commercial mortgage	6,198	6,224
Commercial and industrial	9,925	20,141
Leases	1,419	6
Global fund banking	1	2,570
Investor dependent	5	1,603
Total commercial	32,435	35,590
Consumer
Residential mortgage	8,584	13,765
Revolving mortgage	29	2,714
Consumer auto	1,133	—
Consumer other	253	461
Total consumer	9,999	16,940
Total loans and leases	$42,434	$52,530
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

Liquidity includes available cash and HQLS. At September 30, 2025 we had $61.92 billion of high-quality liquid assets (26.5% of total assets) and $31.35 billion of contingent liquidity sources available. Some of the more significant changes from December 31, 2024 included higher available cash level, due in part from deposit growth, maturing investment securities, and funds received in connection with the 2025 Debt Issuances. Also, we increased our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. As noted below, the draw period under the Advance Facility Agreement with the FDIC ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility.

Table 49
Liquidity

dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024
Available cash	$23,917	$25,332	$20,545
High-quality liquid securities (1)	38,007	38,284	38,794
High-quality liquid assets	$61,924	$63,616	$59,339

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$18,022	$17,852	$16,423
FRB facility	13,328	10,561	5,475
FDIC facility (4)	—	—	5,291
Line of credit	—	100	100
Total contingent sources	$31,350	$28,513	$27,289
Total liquid assets and contingent sources	$93,274	$92,129	$86,628
Total uninsured deposits	$59,746	$57,805	$59,510
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	156%	159%	146%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at September 30, 2025, June 30, 2025 and December 31, 2024.
(3)    Refer to Table 50 for additional details.
(4)    The Advance Facility Agreement with the FDIC was obtained in connection with SVBB Acquisition and the draw period ended on March 27, 2025.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at September 30, 2025 were $163.19 billion, an increase of $7.96 billion or 5% from $155.23 billion at December 31, 2024.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at September 30, 2025 were $38.68 billion, an increase of $1.62 billion or 4% from $37.05 billion at December 31, 2024. The increase is primarily due to the 2025 Debt Issuances with aggregate principal amounts totaling $1.85 billion and partially offset by the Linked Quarter Debt Redemption with aggregate principal amounts totaling $350 million, as detailed in the “Interest-bearing Liabilities—Borrowings” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate.

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

Table 50
FHLB Balances

dollars in millions	September 30, 2025	June 30, 2025	December 31, 2024
Total borrowing capacity	$19,472	$18,552	$17,873
Less:
Advances	—	—	—
Letters of credit (1)	1,450	700	1,450
Available capacity	$18,022	$17,852	$16,423
Pledged Non-PCD loans	$31,945	$30,835	$30,421
(1)    Letters of credit were established with the FHLB to collateralize public funds. One of the letters of credit expired during the linked quarter and was replaced during the current quarter.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $13.33 billion on a secured basis. We pledged additional loan collateral and increased our borrowing capacity under agreements with the FRB. Loans pledged are disclosed in Note 4—Loans and Leases. There were no outstanding borrowings with the FRB Discount Window at September 30, 2025, June 30, 2025 and December 31, 2024.

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

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of September 30, 2025, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 18—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 51
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$10,820	$204	$50	$—	$11,074
Short-term borrowings	423	—	—	—	423
Long-term borrowings (1) (2)	(40)	36,325	(2)	1,969	38,252
Total contractual obligations	$11,203	$36,529	$48	$1,969	$49,749
Commitments:
Financing commitments	$25,857	$5,798	$9,050	$11,230	$51,935
Letters of credit	1,840	335	266	195	2,636
Deferred purchase agreements	1,870	—	—	—	1,870
Purchase and funding commitments	232	—	—	—	232
Affordable housing partnerships (1)	565	624	55	51	1,295
Total commitments	$30,364	$6,757	$9,371	$11,476	$57,968
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $97 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $17 million.
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

Asset Risk

Asset risk is a form of price risk that is a primary risk of our leasing businesses. This relates to the risk to earning capital arising from changes in the value of owned leasing equipment. Asset risk in our leasing business is evaluated and managed in the divisions and overseen by risk management processes. In our asset-based lending business, we also use residual value guarantees to mitigate or partially mitigate exposure to end of lease residual value exposure on certain of our finance leases. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic periodic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

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

Common and Preferred Stock Dividends
During the first three quarters of 2025, we paid quarterly dividends of $1.95 per share on the Class A common stock and Class B common stock. In October 2025, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $2.10 per common share. The dividends are payable on December 15, 2025 to stockholders of record as of November 28, 2025.

During the first three quarters of 2025, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 12—Stockholders' Equity. In October 2025, the Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on December 15, 2025.

Capital Composition and Ratios
As discussed earlier in the “Recent Events” section of this MD&A, the Board authorized the 2024 SRP and the new 2025 SRP that permitted repurchases upon completion of the 2024 SRP. During the current quarter and current YTD, we repurchased 457,350 and 1,098,992 shares, respectively. Repurchases under the 2025 SRP commenced in September 2025 upon the completion of the 2024 SRP in August 2025. Refer to the “Recent Events” section above for more information and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for our monthly repurchase activity during the current quarter.

The following table details the change in outstanding Class A common stock through September 30, 2025. Refer to Note 12—Stockholders' Equity for additional information.

Table 52
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Class A common stock shares outstanding at beginning of period	12,070,794	12,712,436
Shares repurchased under authorized repurchase plan	(457,350)	(1,098,992)
Class A common stock shares outstanding at end of period	11,613,444	11,613,444

We also had 1,005,185 Class B common stock outstanding at September 30, 2025 and December 31, 2024.

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

Table 53
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	September 30, 2025		June 30, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio	Amount	Ratio	Adjusted Ratio (1)
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,901	14.05%	$24,713	14.25%	$24,610	15.04%	14.27%
Tier 1 risk-based capital	8.50	8.00	21,524	12.15	21,896	12.63	22,137	13.53	12.84
Common equity Tier 1	7.00	6.50	20,643	11.65	21,015	12.12	21,256	12.99	12.33
Tier 1 leverage ratio	4.00	5.00	21,524	9.34	21,896	9.62	22,137	9.90	n/a (2)

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$23,912	13.51%	$24,361	14.06%	$23,975	14.66%	13.91%
Tier 1 risk-based capital	8.50	8.00	21,876	12.36	22,289	12.87	21,852	13.37	12.68
Common equity Tier 1	7.00	6.50	21,876	12.36	22,289	12.87	21,852	13.37	12.68
Tier 1 leverage ratio	4.00	5.00	21,876	9.51	22,289	9.81	21,852	9.78	n/a (2)
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

As of September 30, 2025, BancShares and FCB had risk-based capital ratio conservation buffers of 6.05% and 5.51%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2024, BancShares and FCB’s risk-based capital ratio conservation buffers were 7.04% and 6.66%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of September 30, 2025 and December 31, 2024 over the Basel III minimum for the applicable ratio. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $6.21 billion while continuing to meet the requirements for well capitalized banks at September 30, 2025. Dividends declared by FCB and paid to the Parent Company amounted to $1.68 billion for the nine months ended September 30, 2025. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

Termination of the Shared-Loss Agreement with the FDIC
The risk-based capital ratios of FCB and BancShares for periods in which the Shared-Loss Agreement (as defined in Note 2—Business Combinations) was effective were calculated using favorable risk-weighted assets (“RWA”) assumptions permissible for Covered Assets (as defined in Note 2—Business Combinations in our 2024 Form 10-K). FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025 (the “Shared-Loss Termination Date”) as further discussed in the “Recent Events” section of this MD&A. FCB and BancShares are not permitted after the Shared-Loss Termination Date to apply the favorable RWA assumptions to assets that were previously Covered Assets under the Shared-Loss Agreement. The table above includes risk-based capital ratios as of December 31, 2024, both including and excluding the impact of the Shared-Loss Agreement to illustrate the approximated decreases in the risk-based capital ratios as a result of entering into the Shared-Loss Termination Agreement. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

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

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board but are not yet effective for BancShares:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	This ASU enhances income tax disclosure requirements primarily by requiring disclosure of specific categories in the rate reconciliation table and disaggregation of income taxes paid by jurisdiction.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2025. BancShares expects to apply the requirements retrospectively. Implementation of this disclosure-only ASU is not expected to have a material impact on our financial statements.
ASU 2024-03—Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Issued November 2024	This ASU enhances expense disclosures primarily by requiring footnote disaggregation of specified expenses in a tabular format. The ASU does not change the requirements for the presentation of expenses on the face of the income statement.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively.

We are currently evaluating the impact of this ASU on our footnote disclosures.
ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets Issued July 2025	This ASU provides an optional practical expedient which permits an entity to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets.	Effective for BancShares for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted. If elected, the optional practical expedient is applied prospectively.

We are currently evaluating the impact of this ASU on our financial statements and footnote disclosures.
ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025	This ASU amends certain aspects of the accounting for and disclosure of internal-use software costs. This ASU also includes improvements to the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The ASU also clarifies the criteria that must be met for entities to begin capitalizing software costs.	Effective for BancShares for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied using either a prospective, retrospective, or modified transition approach.

We are currently evaluating the impact of this ASU on our financial statements and footnote disclosures.

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

The following table provides a reconciliation of net income, the comparable GAAP measure, to PPNR:

Table 54
PPNR

dollars in millions	Three Months Ended September 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$320	$18	$175	$17	$38	$568
Plus: provision for credit losses	1	168	22	—	—	191
Plus: income tax expense (benefit)	109	6	58	5	5	183
PPNR (non-GAAP)	$430	$192	$255	$22	$43	$942

	Three Months Ended June 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$294	$102	$136	$19	$24	$575
Plus: provision for credit losses	13	47	55	—	—	115
Plus: income tax expense (benefit)	101	35	47	6	(6)	183
PPNR (non-GAAP)	$408	$184	$238	$25	$18	$873

	Three Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$202	$124	$187	$20	$106	$639
Plus: provision for credit losses	55	11	51	—	—	117
Plus: income tax expense	99	41	75	8	11	234
PPNR (non-GAAP)	$356	$176	$313	$28	$117	$990

	Nine Months Ended September 30, 2025
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$867	$163	$477	$58	$61	$1,626
Plus: provision for credit losses	60	300	100	—	—	460
Plus: income tax expense (benefit)	298	56	162	19	(1)	534
PPNR (non-GAAP)	$1,225	$519	$739	$77	$60	$2,620

	Nine Months Ended September 30, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net income (GAAP)	$655	$359	$594	$70	$399	$2,077
Plus: provision for credit losses	113	70	93	—	—	276
Plus: income tax expense	270	127	235	27	120	779
PPNR (non-GAAP)	$1,038	$556	$922	$97	$519	$3,132

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

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 55
Commercial Bank Segment

dollars in millions		Three Months Ended			Nine Months Ended
		September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Rental income on operating leases (GAAP)		$54	$54	$57	$164	$172
Less: depreciation on operating lease equipment	a	43	44	47	131	141
Net rental income on operating lease equipment (non-GAAP)		$11	$10	$10	$33	$31

Total noninterest income (GAAP)	b	$155	$152	$136	$432	$411
Noninterest income, net of depreciation (non-GAAP)	b-a	112	108	89	301	270
Total revenue (GAAP)	c	458	451	441	1,327	1,327
Revenue, net of depreciation (non-GAAP)	c-a	415	407	394	1,196	1,186
Total noninterest expense (GAAP)	d	266	267	265	808	771
Noninterest expense, net of depreciation (non-GAAP)	d-a	223	223	218	677	630

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

Table 56
Rail Segment

dollars in millions		Three Months Ended			Nine Months Ended
		September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Rental income on operating leases (GAAP)		$219	$218	$205	$651	$604
Less: depreciation on operating lease equipment	a	55	56	52	165	152
Less: maintenance and other operating lease expenses	b	67	55	59	180	164
Net rental income on operating lease equipment (non-GAAP)		$97	$107	$94	$306	$288

Total noninterest income (GAAP)	c	$221	$221	$207	$658	$612
Noninterest income, net of depreciation and maintenance (non-GAAP)	c-a-b	99	110	96	313	296
Total revenue (GAAP)	d	166	168	159	498	476
Revenue, net of depreciation and maintenance (non-GAAP)	d-a-b	44	57	48	153	160
Total noninterest expense (GAAP)	e	144	143	131	421	379
Noninterest expense, net of depreciation and maintenance (non-GAAP)	e-a-b	22	32	20	76	63

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

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest and fees on loans to interest and fees on loans, excluding loan PAA:

Table 57
NII, NIM, and Interest and Fees on Loans, Excluding PAA

dollars in millions		Three Months Ended			Nine Months Ended
		September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NII (GAAP)	a	$1,734	$1,695	$1,796	$5,092	$5,434
Loan PAA	b	71	75	107	230	415
Other PAA	c	(10)	(9)	(6)	(28)	(16)
PAA	d = (b+c)	61	66	101	202	399
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,673	$1,629	$1,695	$4,890	$5,035
Annualized NII	f = a annualized	$6,878	$6,800	$7,147	$6,808	$7,259
Annualized NII, excluding PAA	g = e annualized	6,637	6,533	6,746	6,537	6,726
Average interest-earning assets	h	$211,042	$208,175	$202,199	$208,432	$200,503
NIM (GAAP)	f/h	3.26%	3.26%	3.53%	3.26%	3.62%
NIM, excluding PAA (non-GAAP)	g/h	3.15	3.14	3.33	3.13	3.35

Interest and fees on loans (GAAP)		$2,300	$2,270	$2,430	$6,806	$7,206
Less: loan PAA	b	71	75	107	230	415
Interest and fees on loans, excluding loan PAA (non-GAAP)		$2,229	$2,195	$2,323	$6,576	$6,791

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

The following table reconciles the Shared-Loss Agreement impact to the total risk-based, CET1 and tier 1 capital ratios of BancShares and FCB:

Table 58
Adjusted Risk-Based Capital Ratios

		December 31, 2024
		BancShares	FCB
Risk-weighted assets (GAAP)	a	$163,615	$163,493
Plus: impact of FDIC Shared-Loss Agreement		8,813	8,813
Adjusted risk-weighted assets (non-GAAP)	b	$172,428	$172,306

Total Risk-Based Capital Ratio
Total risk-based capital	c	$24,610	$23,975
Total risk-based capital ratio (GAAP)	c/a	15.04%	14.66%
Less: impact of FDIC Shared-Loss Agreement		0.77	0.75
Adjusted total risk-based capital ratio (non-GAAP)	c/b	14.27%	13.91%

CET1 Capital Ratio
CET1 capital	d	$21,256	$21,852
CET1 capital ratio (GAAP)	d/a	12.99%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.66	0.69
Adjusted CET1 capital ratio (non-GAAP)	d/b	12.33%	12.68%

Tier 1 Risk-Based Capital Ratio
Tier 1 risk-based capital	e	$22,137	$21,852
Tier 1 risk-based capital ratio (GAAP)	e/a	13.53%	13.37%
Less: impact of FDIC Shared-Loss Agreement		0.69	0.69
Adjusted tier 1 risk-based capital ratio (non-GAAP)	e/b	12.84%	12.68%

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs or trade barriers on trading partners), political (including impacts of the U.S. government shutdown), geopolitical (including conflicts in Ukraine and the Middle East), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previously completed acquisition transactions, the pending BMO Branch Acquisition, or any future transactions.

BancShares’ 2025 SRP allows BancShares to repurchase shares of its Class A common stock through 2026. BancShares is not obligated under the 2025 SRP to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice. The authorization to repurchase Class A common stock pursuant to the 2025 SRP will be utilized at management’s discretion. The actual timing and amount of Class A common stock that may be repurchased under the plan will depend on a number of factors, including the terms of any Rule 10b5-1 plan then in effect, price, general business and market conditions, regulatory requirements, and alternative investment opportunities or capital needs.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended September 30, 2025. Subsequent to September 30, 2025, BancShares purchased an additional 183,077 shares of Class A common stock through October 31, 2025 under the 2025 SRP.

Table 59
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from July 1 - 31, 2025	147,365	$2,094.63	147,365	$302
Repurchases from August 1 - 31, 2025 (1)	157,722	1,916.88	157,722	4,000
Repurchases from September 1 - 30, 2025	152,263	1,898.02	152,263	3,711
Total	457,350	$1,967.87	457,350	$3,711
(1) Represents the final repurchases completed under the 2024 SRP.

On July 25, 2024, BancShares announced that the Board authorized the 2024 SRP, which allowed BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $3.5 billion through December 31, 2025. The remaining authorized amount was utilized for share repurchases during the third quarter of 2025 until the 2024 SRP was completed at the end of August 2025.

On July 25, 2025, BancShares announced that the Board authorized the new 2025 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion. Repurchases under the 2025 SRP commenced in September 2025 upon completion of the 2024 SRP at the end of August 2025 and may be made through December 31, 2026.

Under the authorized 2025 SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Item 5. Other Information.

(c) Director and Officer 10b5-1 Trading Arrangements

During the third quarter of 2025, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

4.1	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
4.2
Amendment No. 1 to Custodial and Paying Agency Agreement, dated July 18, 2025, by and among First-Citizens Bank & Trust Company, individually and as custodian and debtor, U.S. Bank Trust Company, National Association, as paying agent, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent. (filed herewith)

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

Date:	November 7, 2025		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer