Form 10-K
period 2025-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2026-02-24
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715

First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principal executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
5.625% Non-Cumulative Perpetual Preferred Stock, Series C	FCNCO	Nasdaq Global Select Market
Depository Shares, Each Representing 1/40th Interest in a Share of 6.625% Non-Cumulative Perpetual Preferred Stock, Series E	FCNCN	Nasdaq Global Select Market
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

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $17,263,599,044.
On February 13, 2026, there were 10,931,991 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONTENTS
			Page
PART I	Item 1	Business	4
	Item 1A	Risk Factors	18
	Item 1B	Unresolved Staff Comments	None
	Item 1C	Cybersecurity	37
	Item 2	Properties	38
	Item 3	Legal Proceedings	38
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
	Item 6	Reserved	40
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	91
	Item 8	Financial Statements and Supplementary Data	92
		Report of Independent Registered Public Accounting Firm	92
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	95
		Consolidated Balance Sheets at December 31, 2025 and 2024	97
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2025	98
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2025	99
		Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2025	100
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025	101
		Notes to Unaudited Consolidated Financial Statements	103
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	175
		Management’s Annual Report on Internal Control over Financial Reporting	175
	Item 9B	Other Information	176
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	**
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***
	Item 13	Certain Relationships and Related Transactions and Director Independence	****
	Item 14	Principal Accountant Fees and Services	176
PART IV	Item 15	Exhibits and Financial Statement Schedules	177
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.
	Item 16	Form 10-K Summary	None
	Signatures		179
*Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Beneficial Ownership of our Equity Securities—Delinquent Section 16(a) Reports,’ ‘Corporate Governance—Service on Other Public Company Boards,’ ‘—Code of Ethics’ and ‘—Insider Trading Policy;’ ‘Committees of our Boards—Audit Committee;’ and ‘Executive Officers’ from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.
** Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Boards—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2026 Proxy Statement.
*** Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Equity Securities—Directors and Executive Officers,’ ‘—Pledging Policy—Existing Pledge Arrangements,’ and ‘—Principal Stockholders’ of the 2026 Proxy Statement. As of December 31, 2025, the Registrant did not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors to report in the Equity Compensation Plan Information table pursuant to Item 201(d) of Regulation S-K.
**** Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2026 Proxy Statement.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
AHFS	Assets Held for Sale	IDI	Insured Depository Institutions
AI	Artificial Intelligence	ISDA	International Swaps and Derivatives Association
ALLL	Allowance for Loan and Lease Losses	LGD	Loss Given Default
AOCI	Accumulated Other Comprehensive Income	LOCOM	Lower of Cost or Fair Value
APIC	Additional Paid-in Capital	LP	Limited Partner
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis
ASU	Accounting Standards Update	MSRs	Mortgage Servicing Rights
BHC	Bank Holding Company	NAV	Net Asset Value
bp or bps	Basis point(s); 1 bp = 0.01%	NDFI	Non-Depository Financial Institution
CET1	Common Equity Tier 1 Risk-based Capital	NII	Net Interest Income
CFPB	Consumer Financial Protection Bureau	NII Sensitivity	Net Interest Income Sensitivity
CIT	CIT Group Inc.	NIM	Net Interest Margin
CODM	Chief Operating Decision Maker	NPR	Notice of Proposed Rulemaking
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OBBBA	One Big Beautiful Bill Act
DIF	Deposit Insurance Fund	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PAA	Purchase Accounting Accretion or Amortization
DTAs	Deferred Tax Assets	PAM	Proportional Amortization Method
ETR	Effective Income Tax Rate	PCA	Prompt Corrective Action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCD	Purchased Credit Deteriorated
FASB	Financial Accounting Standards Board	PD	Probability of Obligor Default
FCB	First-Citizens Bank & Trust Company	ROU	Right of Use
FDIC	Federal Deposit Insurance Corporation	RWA	Risk-weighted Assets
Federal Reserve	Board of Governors of the Federal Reserve System	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	SRP	Share Repurchase Program
GAAP	United States Generally Accepted Accounting Principles	SVB	Silicon Valley Bank
GDP	Gross Domestic Product	SVBB	Silicon Valley Bridge Bank, N.A.
HLBVM	Hypothetical Liquidation at Book Value Method	TMT	Technology Media and Telecommunications
HPI	Home Price Index	UPB	Unpaid Principal Balance
HQLS	High-Quality Liquid Securities	VIE	Variable Interest Entities

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

BancShares has expanded through de novo branching and acquisitions and as of December 31, 2025, operates an extensive network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest, and Western United States, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2025, BancShares had total consolidated assets of $229.70 billion.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the Board of Directors of BancShares (the “Board”) and of the Board of Directors of FCB (collectively with the Board of BancShares, the “Boards”), as chief executive officers and in other executive management positions and, since BancShares’ formation in 1986, have remained stockholders owning a large percentage of its common stock.

The Chairman of the Boards and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairwoman of the Boards, is Robert P. Holding’s granddaughter. Peter M. Bristow, President and member of the Boards, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

BancShares provides financial services for a wide range of consumer and commercial clients. BancShares offers deposit products, loans, and wealth management and private banking services to consumer clients. BancShares provides lending, leasing, capital markets and other financial and advisory services, to small and middle-market companies across a variety of industries. Additionally, BancShares provides a full suite of financial products and services to private equity firms, venture capital firms, and commercial clients in innovation markets, such as technology, life sciences and healthcare industries. BancShares also provides deposit, cash management and lending to homeowner associations and property management companies and owns a fleet of railcars and locomotives that are leased to railroads and shippers.

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

In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, including First Citizens Investor Services, Inc. (“FCIS”), First Citizens Asset Management, Inc. (“FCAM”), First Citizens Delaware Trust Company, and a non-bank subsidiary, First Citizens Capital Securities, LLC (“FCCS”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, brokerage services and third-party mutual funds. As registered investment advisers, FCIS and FCAM provide investment management services and advice. FCCS is a broker-dealer that also provides underwriting and private placement services. We also have other wholly owned subsidiaries, including SVB Wealth LLC, SVB Asset Management, and First Citizens Institutional Asset Management, LLC, which are active investment advisers.

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

On October 16, 2025, FCB announced that it had entered into an agreement to consummate the acquisition of 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.7 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in the second half of 2026, subject to customary closing terms and conditions and regulatory approvals.

On March 27, 2023, FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the terms of a purchase and assumption agreement by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”). SVBB was established following the closure of the former Silicon Valley Bank. BancShares maintains the Silicon Valley Bank brand as Silicon Valley Bank, a division of FCB.

For further discussion, refer to Note 2—Business Combinations of Item 8. Financial Statements and Supplementary Data.

Segments
As of December 31, 2025, our reportable segments included the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. We made the following changes to our segment reporting during 2025 (the “Segment Reporting Updates”):
•All components previously reported in the Silicon Valley Bank (“SVB”) Commercial segment and certain components of the General Bank segment were consolidated into the Commercial Bank segment.
•We made minor updates to our segment expense allocations.

Segment disclosures for the years ended December 31, 2024 and 2023 included in this Form 10-K were recast to conform with the Segment Reporting Updates summarized above.

SEGMENT	MARKETS AND SERVICES
General Bank
•Delivers services to individuals and businesses through an extensive branch network and various digital channels offering a full suite of deposit products, loans (primarily business/commercial loans and residential mortgages), wealth management and private banking, and various fee-based services.
•Offers a range of private banking and wealth management solutions to consumers, including private equity and venture capital professionals and executive leaders of the innovation companies they support.
•Provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services.
•Provides deposit, cash management and lending solutions to homeowner associations and property management companies.

Commercial Bank
•Provides lending, leasing, capital markets and other financial and advisory services, primarily to small and middle-market companies across a variety of industries.
•Offers a full suite of commercial deposit, liquidity management, and international products to commercial clients.
•Provides a full suite of financial products and services to private equity firms, venture capital firms, and commercial clients in innovation markets, such as technology, life sciences and healthcare industries.
•Provides asset-based lending, factoring, receivables management and secured financing services.

Rail	•Provides equipment leasing and secured financing to railroads and shippers.
Corporate (1)
•Earning assets primarily include investment securities and interest-earning deposits at banks.
•Corporate includes Direct Bank, a nationwide digital bank.
•Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; as well as funds transfer pricing allocations. Noninterest income includes gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; and income from bank-owned life insurance. Personnel costs in Corporate includes the personnel costs not allocated to the segments. Corporate includes acquisition-related expenses and certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses, discount accretion income for certain acquired loans, and the offsetting impacts of noninterest expense allocated to the segments.

(1) All other financial information not included in the segments is reported in “Corporate.”

Reportable segments are discussed further in the “Results by Segments” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21—Segment Information of Item 8. Financial Statements and Supplementary Data.

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

FCB’s largest notable concentration of deposits by market share as of June 30, 2025 were in North Carolina (including our nationwide Direct Bank deposits) and South Carolina at 11.8% and 9.5%, respectively, which makes FCB the third largest bank in North Carolina and the fourth largest bank in South Carolina based on deposit market share according to the FDIC Deposit Market Share Report. The two banks larger than FCB based on deposits in North Carolina were Bank of America and Truist Bank which collectively held 63.1% of North Carolina deposits. The three banks larger than FCB based on deposits in South Carolina were Bank of America, Wells Fargo and Truist Bank which collectively held 39.1% of South Carolina deposits.

Geographic Locations
As of December 31, 2025, FCB had more than 500 total domestic branches and offices, which included 209 in North Carolina, 119 in South Carolina, and 72 in California.

As of December 31, 2025, BancShares operated branches in Arizona, California, Colorado, Florida, Georgia, Hawaii, Kansas, Maryland, Massachusetts, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

Refer to the “Risk Management—Concentration Risk—Concentration” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our commercial and consumer loan concentrations by state.

Human Capital
As of December 31, 2025, BancShares employed approximately 17,876 full-time staff and approximately 265 part-time staff for a total of 18,141 employees.

Our ability to attract, retain, and develop associates is critical to our success. We strive to ensure we have the right talent in the right jobs and with the right skills to fulfill our strategic objectives. Our vision is realized by cultivating a foundation that includes both a strong business strategy and a unified culture. A relationship-based, client-centered, and long-term focused approach supports our strategic objectives and reinforces a culture that prioritizes shared values and behaviors. These unwavering commitments position us to support our clients, colleagues, and communities in pursuing their greatest ambitions. Our client-centric approach has always been the bedrock of who we are, building deep and lasting relationships that prioritize the client experience. Our long-term focus allows us to make strategic decisions and investments designed to build long-term value and stability for all stakeholders, while skillfully managing risk along the way.

Our human resources team works to identify and deploy the critical talent needed to support our strategic objectives and our unified culture. We attract and retain talent by offering learning and development opportunities, internal career mobility, a comprehensive total rewards package, and a welcoming values-based culture.

In addition, our human resources team monitors and evaluates various metrics, specifically around attraction, retention, and development of talent. Our annual voluntary turnover remained below the financial services industry benchmark through December 2025. We believe this reflects our strong corporate culture, competitive compensation and benefits structure, and commitment to career development.

Inclusion
We value diversity in people, in the markets we serve, and in the products and services we offer. We seek individuals with varied backgrounds because we understand that our differences contribute to a diversity of thought that enhances associate and customer relationships and propels innovation in our products and services. As a relationship-based culture, we believe it is important that associates feel respected, included and valued and that we provide access to resources and opportunities that support long-term success for the business and our associates.

At BancShares, we also prioritize creating connections, helping our clients achieve their goals, fostering a culture of belonging, and promoting educational and engagement opportunities to deepen relationships across the company. To further these efforts, we support a variety of programs that help create an inclusive workplace culture, attract and retain the best available talent, enrich both associate and customer experiences, and achieve key business objectives.

Associate Well-Being
At BancShares, a strong focus on our associates’ well-being is part of our culture and integral to our total rewards philosophy. Recognizing that well-being is an individual journey, our benefits program has been thoughtfully designed to provide associates with options in five well-being dimensions – physical, financial, emotional, social, and community. Supporting the health and well-being of our associates, BancShares offers benefits that include, but are not limited to:
•medical plan options that include telehealth, dental and vision plan options, and wellness programs;
•a 401(k) plan, flexible spending accounts, life and accidental death and dismemberment insurance, short-term and long-term disability coverage, numerous voluntary coverages, and discount programs;
•paid time off and other time away such as holidays, parental leave, and volunteer leave; and
•a comprehensive mental health and well-being offering.

Regulatory Considerations
BancShares is a bank holding company (“BHC”) that is subject to laws and regulations that govern its operations and impact the products and services it may offer, the risks that it may take, the corporate and financial actions it may take, and the information it must publicly disclose. In connection with those laws and regulations, BancShares is subject to regulation, supervision and periodic examination by supervisory authorities, including the FDIC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Reserve Bank (the “FRB”), and the Consumer Financial Protection Bureau (the “CFPB”). FCB, as a North Carolina state-charted bank that is not a member of the Federal Reserve, is also subject to the laws and regulations of North Carolina and supervision by the North Carolina Office of the Commissioner of Banks, as well as other state laws and state regulators in the states in which FCB operates. BancShares, as a publicly traded company, is also subject to disclosure and reporting requirements under Securities and Exchange Commission (“SEC”) rules and Nasdaq Stock Market (“Nasdaq”) continued listing standards, as well as rules pertaining to governance and corporate actions. Certain of BancShares’ subsidiaries are also subject to additional supervision and regulation, as discussed below, and FCB and certain of our other subsidiaries are subject to laws and regulations that govern their trust and other fiduciary activities.

Banking laws, regulations, and policies are continually under review by the U.S. Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to BancShares.

Regulations applicable to banking organizations generally serve to protect depositors and other customers, the Deposit Insurance Fund (the “DIF”), the broader economy, and the stability of the U.S. financial system. Certain other laws and regulations, including those administered by the CFPB, are focused on consumer financial protection. In addition, disclosure and reporting requirements under SEC rules and regulations primarily aim to protect investors and securities markets. BancShares expects that its business will remain subject to extensive regulation and supervision.

Examinations by banking regulators consider compliance with applicable laws and regulations and evaluate against certain enhanced prudential standards, as discussed below. Following examinations, banking organizations may receive supervisory findings or ultimately be assigned supervisory ratings. Examination reports and supervisory ratings, as well as mandatory or discretionary actions by regulators under the applicable supervisory framework, could significantly impact a banking organization’s operations or result in substantial monetary penalties. In the fall of 2025, the FDIC issued proposed rules, and the Federal Reserve announced new supervisory operating principals, each of which are intended to focus bank examiners on issues that may present material financial risks that threaten the safety and soundness of banking organizations and on taking timely, proportionate action to address those risks. The Federal Reserve’s new supervisory operating principles are also intended to reduce duplication between examinations by other federal and state banking regulators and streamline the remediation of supervisory issues.

The following discussion is a high-level summary of the material laws and regulations that apply to BancShares, but the summary is not intended to be exhaustive or describe all of the laws, regulations and policies that apply to BancShares.

Enhanced Prudential Standards
BancShares is subject to certain enhanced prudential standards as a BHC with over $100 billion in consolidated assets under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), in addition to the prudential standards required under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the implementing regulations promulgated thereunder. Under the Dodd-Frank Act, certain enhanced prudential standards are mandatory for banking organizations with $250 billion or more in total consolidated assets, as well as nonbank financial companies that are designated as systemically important financial institutions by the Financial Stability Oversight Council and subject to regulation and supervision by the Federal Reserve. Pursuant to authorization under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, the Federal Reserve, along with the FDIC and the Office of the Comptroller of the Currency (the “OCC”), adopted tailoring rules (the “Tailoring Rules”) for the applicability of enhanced prudential standards to banking organizations with $100 billion or more in total consolidated assets, which apply to holding companies of FDIC-insured depository institutions (“IDIs”) and their subsidiary depository institutions. The Parent Company and FCB are currently subject to certain enhanced prudential standards as further described below.

Tailoring Rules. Under the Tailoring Rules, the Federal Reserve groups banking organizations into four categories based on total consolidated assets, off-balance sheet exposure, nonbank assets, weighted short-term wholesale funding, and cross-jurisdictional activities. Category I banking organizations, which are the U.S. Globally Systemically Important Banks (“GSIBs”), are subject to the most stringent enhanced prudential requirements, and Category IV banking organizations (i.e., those that have between $100 billion and $250 billion in total consolidated assets, and less than $75 billion in nonbank assets, off-balance sheet exposure, cross-jurisdictional activities, and weighted short-term wholesale funding) are subject to the least stringent enhanced prudential requirements. Category II banking organizations have $700 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in cross-jurisdictional activities, and are not GSIBs. Category III banking organizations have $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure, and do not meet the criteria for Category I or II banking organizations. BancShares is subject to the enhanced prudential standards under the Tailoring Rules as a Category IV banking organization. The enhanced prudential standards that apply to BancShares include, but are not limited to, enhanced enterprise risk management and liquidity management requirements, supervisory stress testing and capital plan submission requirements, and enhanced governance standards. As BancShares continues to grow, it may cross additional risk-based asset thresholds, subjecting it to additional regulatory requirements and enhanced scrutiny.

Basel III. The federal banking agencies have established a framework for enhanced capital and liquidity requirements for banking organizations with $100 billion or more in total assets that implements portions of the Basel III accords, developed by the Basel Committee on Banking Supervision (as implemented in the U.S., “Basel III”). Under Basel III, banking organizations with $100 billion or more in total consolidated assets that are Category III or IV banking organizations may follow a standardized approach to calculating risk-weighted assets (“RWA”) and risk-based capital requirements, while Category I and II banking organizations are required to use an internal ratings-based approach to calculate RWA and risk-based capital consistent with an advanced approaches framework (“Advanced Approaches”). Category I, II and III banking organizations are also required under Advanced Approaches to comply with enhanced risk-based capital requirements on a tailored basis (e.g., a countercyclical capital buffer if activated and a supplementary leverage ratio requirement). In addition, Category I and II banking organizations, consistent with Advanced Approaches, must include accumulated other comprehensive income (“AOCI”) in capital for purposes of calculating regulatory capital requirements, but Category III and IV banking organizations are able to opt-out of this requirement. BancShares, as a Category IV banking organization, follows the standardized approach to calculating RWA and has elected to opt-out of including AOCI in capital for purposes of calculating regulatory capital requirements.

Capital Planning and Stress Testing. As a Category IV banking organization, BancShares is required to submit an annual capital plan to the Federal Reserve and is subject to biennial supervisory stress testing by the Federal Reserve under its Comprehensive Capital Analysis and Review (“CCAR”) process. BancShares submitted a capital plan in 2024 and 2025 in accordance with regulatory requirements and will participate in the CCAR process as a Category IV banking organization for the first time during 2026. BancShares must resubmit its capital plan if there is a material change in its risk profile, financial condition or corporate structure since its most recent capital plan submission, or if the Federal Reserve otherwise notifies it that a resubmission is required. The mandatory elements of a capital plan include (i) an assessment of the expected uses and sources of capital over the planning horizon, (ii) a description of the banking organization’s process for assessing capital adequacy, (iii) the banking organization’s capital policy, and (iv) a discussion of any expected changes to the banking organization’s business plan that are likely to have a material impact on capital adequacy. The Federal Reserve calculates a banking organization’s stress capital buffer (“SCB”) requirement as part of the CCAR process, which replaces the capital conservation buffer (“CCB”) under Basel III, as further discussed below. In April 2025, the Federal Reserve issued a proposal to, among other things, delay the annual effective date of a new SCB requirement from October 1 to January 1 of the following year, giving banks additional time to adjust to their new capital requirements. In October 2025, the Federal Reserve issued another proposal to make other changes to the supervisory stress tests under CCAR to enhance the transparency and public accountability of the stress testing framework. Significant deficiencies in a banking organization’s capital planning and stress testing processes may result in supervisory directives that require the banking organization to address the identified deficiencies and potentially limit the organization’s capital distributions. As a banking organization with less than $250 billion in total consolidated assets, BancShares is not subject to the company-run stress testing requirements under the Dodd-Frank Act.

Capital Requirements. BancShares and FCB are subject to regulatory capital requirements under Basel III for the Tier 1 leverage ratio and ratios of qualifying capital to RWA (the “Risk-Based Capital Ratios” and, together with the Tier 1 leverage ratio, the “Regulatory Capital Ratios”). The total risk-based capital, Tier 1 risk-based capital, and common equity Tier 1 risk-based capital (“CET1”) ratios are the Risk-Based Capital Ratios. CET1 capital is generally common stock, additional paid in capital, and retained earnings less applicable capital deductions.

BancShares is also subject to the SCB requirements for the Risk-Based Capital Ratios, as calculated by the Federal Reserve in connection with its supervisory stress tests under the CCAR process. Specifically, the SCB is calculated by the Federal Reserve for each banking organization that participates in the CCAR process as the greater of (i) the difference between the organization’s starting and minimum projected Risk-Based Capital Ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of the firm’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of RWA, or (ii) 2.50%, which is equal to the minimum CCB under Basel III. BancShares will participate in the 2026 supervisory stress test which will determine the SCB applicable to BancShares. Additionally, federal banking agencies have developed prompt corrective action (“PCA”) thresholds (described below) for Regulatory Capital Ratios to determine whether an institution is well capitalized. Failure of a banking organization to meet regulatory capital guidelines may subject it to a variety of enforcement remedies, including constraints on capital distributions and discretionary executive compensation, restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

As of December 31, 2025, the Regulatory Capital Ratios of BancShares and FCB exceeded the applicable Basel III requirements and the PCA well capitalized thresholds as further addressed under “Capital” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table includes the Basel III requirements and PCA well capitalized thresholds for the Regulatory Capital Ratios.

	Basel III Minimum	Basel III Buffer	Basel III Total Requirement	PCA Well Capitalized Threshold
Regulatory Capital Ratios
Total risk-based capital	8.00%	2.50%	10.50%	10.00%
Tier 1 risk-based capital	6.00	2.50	8.50	8.00
Common equity Tier 1	4.50	2.50	7.00	6.50
Tier 1 leverage	4.00	—	4.00	5.00

Resolution Planning. Consistent with its status as a Category IV banking organization, BancShares is not required to submit a resolution plan under the Dodd-Frank Act (a “Living Will”). A Living Will must describe the banking organization’s strategy for the rapid and orderly resolution of the parent company and nonbank entities within the banking organization under the U.S. Bankruptcy Code in a manner that substantially mitigates the risk that the failure would have serious adverse effects on financial stability in the United States.

FCB is required to submit a full resolution plan (“Resolution Plan”) to the FDIC under the Covered Insured Depository Institution rule (“CIDI Rule”). The CIDI Rule generally applies to IDIs with consolidated assets of $50 billion or more. Resolution Plans submitted under the CIDI Rule generally require a more detailed discussion of the strategy for resolving the IDI than Living Wills (i.e., resolution plans required under the Dodd-Frank Act). The CIDI Rule requires that the Resolution Plans enable the FDIC as receiver to resolve the IDI in the event of its insolvency in a manner that ensures that depositors receive access to their insured deposits in a timely manner, maximizes the net present value return from the sale or disposition of a failed bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. On April 18, 2025, the FDIC announced modifications to Resolution Plan requirements under the CIDI Rule to exempt IDIs subject to full resolution submission requirements from certain content requirements, such as the requirements to utilize a bridge bank strategy and a hypothetical failure scenario in the plan. FCB is required to, among other things, submit a full Resolution Plan every three years and provide interim targeted information between full submissions.

Risk Management. As a Category IV banking organization, BancShares is required to maintain an enterprise-wide risk management system, governance program, and compliance system commensurate with its size, risks, activities, and complexity. This includes prescribed standards for the implementation of risk governance frameworks addressing credit risk, market risk, capital risk, liquidity risk, operational risk, compliance risk, and strategic risk. The federal banking agencies have adopted guidelines establishing general standards related but not limited to, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Some additional topics include cybersecurity, climate financial-risk management, and compensation, as discussed further below. In general, the guidelines are principle-based and set forth regulatory expectations for, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Category III Requirements. BancShares would become a Category III banking organization under the Tailoring Rules, and would be subject to more stringent enhanced prudential standards, if it had consolidated assets of $250 billion or more, or $100 billion or more in total consolidated assets and $75 billion or more in weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure, based on a four-quarter trailing average. Enhanced prudential standards and risk-based capital requirements for Category III banking organizations include, but are not limited to, the Living Wills requirement, annual (rather than biennial) supervisory capital stress testing, biennial company-run stress testing (if consolidated assets were $250 billion or more), Liquidity Coverage Ratio (“LCR”) and Net Stable Funding Ratio (“NSFR”) requirements, and, under Advanced Approaches, enhanced risk-based capital requirements (e.g., a countercyclical capital buffer if activated and a supplementary leverage ratio requirement, among others). The Category III requirements apply at the holding company level as well to the subsidiary depository institution, to the extent applicable. The LCR requirement is designed to ensure that banking organizations have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR requirement is designed to ensure that a banking organization maintains minimum amounts of stable funding to support its assets, commitments, and derivatives exposures over a one-year time horizon. As a Category III banking organization, BancShares would be subject to a full LCR requirement and full NSFR requirement, unless it has less than $75 billion in average weighted short-term wholesale funding, in which case it would subject to a reduced LCR requirement and NSFR requirement at 85% of the full requirements. As a Category IV banking organization, BancShares would be subject to modified LCR and NSFR requirements if it has $50 billion or more, but less than $75 billion, in average weighted short-term wholesale funding.

Proposed Rule for Basel III Endgame. In 2023, the federal banking agencies proposed interagency rules to implement the final components of the Basel III accords (the “Basel III Endgame”), which included additional capital requirements addressing credit risk, operational risk, and market risk, as well as proposed interagency rules for new long term debt and clean holding company requirements for banking organizations with over $100 billion in total consolidated assets. The proposed rules were never finalized, and the federal banking agencies have publicly stated their intention to introduce a revised proposal for the implementation of the Basel III Endgame, with the proposal expected in 2026, and implementation of final rules expected beginning in 2027. We will continue to monitor further developments regarding such revised proposal.

Limitations on Dividends and Other Payments
The Parent Company and FCB are subject to limitations on dividends and other payments. A principal source of the Parent Company’s liquidity is dividends from FCB. Failure to meet any enhanced prudential standards discussed above, or other mandatory or discretionary action by regulators, could impact the Parent Company’s or FCB’s ability to declare dividends or make other payments or capital distributions, including equity repurchases. Federal and state banking agencies also have the authority to prohibit BancShares from engaging in an unsafe or unsound practice in conducting its business, which may limit or preclude capital distributions, depending on financial condition. In addition, the Parent Company’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Federal Reserve’s restrictions on capital distributions under CCAR (as described above) as well as under the Basel III capital rules. Furthermore, under the Federal Deposit Insurance Act (the “FDI Act”), IDIs, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become undercapitalized. Additionally, banking organizations that are not considered well capitalized under the Basel III capital rules could be subject to restrictions on dividends, equity repurchases and compensation based on the amount of the shortfall. State law also prescribes certain limitations on payment of dividends.

Limitations on Mergers & Acquisitions
BancShares is subject to laws that may require regulatory approval for, or that otherwise impose limitations on, mergers, acquisitions or similar transactions. Failure to meet any enhanced prudential standards discussed above, or other mandatory or discretionary action by regulators, could impact the Parent Company’s or FCB’s ability to complete or place limitations on the consummation of mergers, acquisitions or similar transactions. For example, under the BHCA, a BHC must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another depository institution holding company or IDI, or prior to merging or consolidating with another depository institution holding company. In addition, federal market share limitations impose conditions that an acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. Federal Reserve rules also prohibit a financial holding company (“FHC”), which we have elected to be, from combining with another company if the resulting company’s liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies nationally.

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

In addition, under the FDI Act as amended by the Bank Merger Act (“BMA”), any IDI must also obtain approval of the FDIC before any merger, acquisition or certain similar transactions with another institution if the resulting institution will be a state chartered bank that is not a member of the Federal Reserve. The FDIC maintains a policy statement outlining the agency’s approach to evaluating bank merger and acquisition proposals under the BMA.

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

Holding Company Status
Activities. As a BHC, the Parent Company’s activities are generally limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition to being a BHC, the Parent Company elected to be an FHC under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). BHCs that qualify and elect to be FHCs and continue to meet the eligibility requirements as an FHC (discussed below), though still limited in their activities, may more broadly engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury) or (ii) complementary to such financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Such activities may include, among other things, securities underwriting or merchant banking.

The eligibility requirements for an FHC include that the FHC and each of its subsidiary IDIs remain “well capitalized” and “well managed,” and any subsidiary IDI must have received a rating under the CRA of at least “satisfactory” in its most recent examination. An IDI and its holding company are considered to be well capitalized if they each satisfy the requirements for this status under applicable bank capital requirements. An FHC with $100 billion or more in total consolidated assets is considered well managed if it receives a rating of “Broadly Meets Expectations” or “Conditionally Meets Expectations” for at least two of the three supervisory components and no more than one “Deficient-1” component rating under the Federal Reserve’s Large Financial Institution (“LFI”) rating system. Under the LFI rating system, the Federal Reserve assigns ratings based on three supervisory components: (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls, and each component has four potential ratings: “Broadly Meets Expectations,” “Conditionally Meets Expectations,” “Deficient-1” and “Deficient-2”. If an FHC ceases to meet all of the eligibility requirements to be an FHC, the Federal Reserve may impose limitations or conditions on the conduct of its activities, as well as its ability to make certain acquisitions. If the failure to meet these standards persists, an FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of an FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, though it may still be permitted to continue its existing activities.

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

In 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies would evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates, and CRA evaluations and data collection requirements would be tailored based on bank size and type. The final rule was preliminarily enjoined on March 29, 2024 following legal challenges, and as a result the agencies continue to apply the prior CRA regulations that were adopted in 1995. On July 16, 2025, the federal banking agencies issued a notice of proposed rulemaking (“NPR”) to rescind the final 2023 rule and reinstate the prior CRA regulations, with certain conforming and technical amendments. Although the proposed rule has not become effective, it is widely expected that the final 2023 rule will be rescinded and that the federal banking agencies will again address modernization of the CRA regulations.

In connection with the objectives of the CRA, FCB oversaw a community benefits plan that was developed in collaboration with representatives of national, state, and local community reinvestment organizations. Under the community benefit plan, FCB committed to invest $16 billion over a five-year period beginning in 2021 and ending on December 31, 2025, in the communities served by FCB, including $3.2 billion in home purchase, home improvement and mortgage refinance loans focused on LMI and minority borrowers in majority-minority geographies, $5.9 billion in small business lending, and $6.9 billion in community development lending and investments. The plan also provided for $50 million in CRA grants.

FCB is currently implementing an addendum to SVB’s prior community benefits plan that was agreed to by FCB in connection with the SVBB Acquisition and is scheduled to conclude on December 31, 2026. Under the addendum, FCB committed to a $6.5 billion community benefit target with the following components: $2.25 billion in small business lending, $3.6 billion in CRA development lending and investing, and $650 million in residential mortgages to LMI borrowers and in selected LMI census tracts. Additionally, FCB committed to $35 million in CRA grants, with $10 million of that sum dedicated to an affordable home mortgage subsidy program.

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

In addition, FCB is subject to special assessments to recover the loss to the DIF associated with the bank failures in spring of 2023. The assessment base for an IDI is equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Beginning with the first quarter of 2024, the FDIC collected the special assessment at a quarterly rate of 3.36 bps for seven quarterly assessment periods and will collect the special assessment at a reduced quarterly rate of 2.97 bps for the eighth and final quarterly assessment period ended December 31, 2025. The FDIC will further collect a one-time shortfall special assessment if actual losses to the DIF exceed the amount collected through the initial special assessments, or provide an offset to regular FDIC premiums, proportional to the amount each bank paid toward the initial special assessments, if the amount collected exceeds actual losses. We previously accrued an initial FDIC insurance special assessment charge of $64 million in 2023, and an additional charge of approximately $11 million during 2024 due to higher losses than originally estimated to the DIF. During 2025, the FDIC revised its loss estimate, indicating lower losses than previously estimated to the DIF and therefore in the 2025 fourth quarter we reduced the accrual by approximately $11 million.

In November 2025, the bipartisan Main Street Depositor Protection Act was introduced in the U.S. Senate, which would increase FDIC coverage for non-interest-bearing deposit accounts from $250,000 to $10 million, as well as increase the FDIC premiums paid by IDIs. We continue to monitor and evaluate this proposed legislation and other deposit reform proposals.

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

Crypto-Asset Related Activities
During 2025, the FDIC and the Federal Reserve revised guidance to clarify that supervised institutions may engage in permissible crypto-asset related activities without receiving prior approval or nonobjection or giving prior regulatory notice. In its revised guidance, the FDIC noted that such activities include, but are not limited to, acting as crypto-asset custodians, maintaining stablecoin reserves, issuing crypto and other digital assets, acting as market makers or exchange or redemption agents, participating in blockchain- and distributed ledger-based settlement or payment systems, as well as related activities such as finder activities and lending. In doing so, the FDIC cautioned that its supervised institutions should consider the risks associated with such activities, including market and liquidity risk, operational and cybersecurity risks, consumer protection requirements and AML requirements. In addition, the federal banking agencies issued a joint statement addressing risk management considerations for crypto-asset safekeeping by banking organizations in both a fiduciary or non-fiduciary capacity, including with respect to cryptographic keys used in custody arrangements, cybersecurity programs, and due diligence and oversight of third-party custodians.

Also during 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed by the U.S. Congress and signed into law creating a regime for the issuance and regulation of payment stablecoins, which are privately-issued digital assets designed to maintain a stable value relative to a peg specified by a reference asset such as Treasury securities with relatively short maturities and bank deposits. The GENIUS Act will allow payment stablecoins to be issued by subsidiaries of IDIs, along with other entities approved by the OCC and entities authorized to issue stablecoins under qualifying state regimes, and sets forth standards for reserving practices, supervision and enforcement, Bank Secrecy Act of 1970 (“BSA”) and AML compliance, and insolvency. The GENIUS Act is expected to become effective in late 2026 or early 2027. On December 16, 2025, the FDIC issued the first NPR under the GENIUS Act that would implement the application requirements and related procedures for any state nonmember bank or state savings association that seeks to issue payment stablecoins through a subsidiary. Additional NPRs are anticipated from the FDIC and the other federal banking agencies.

These statutory and regulatory actions follow the issuance of an Executive Order early in 2025 which aimed to support the responsible growth of digital assets, blockchain technology, and related technologies across the U.S. economy.

If the stablecoin market significantly expands and matures, it could pose a disintermediation risk to banks by attracting deposits away from traditional checking and savings accounts into digital assets, and/or reduce fee income for banks. We will continue to monitor the development of the stablecoin market and the related regulatory landscape and evaluate engaging in such activities.

Anti-Money Laundering & Economic Sanctions
FCB and certain of our other subsidiaries are subject to the BSA and subsequent laws and regulations, including USA PATRIOT Act of 2001 (the “Patriot Act”), that require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds, including AML compliance programs, and to report certain activity to the government. The BSA, which is administered by the U.S. Financial Crimes Enforcement Network, also requires covered financial institutions to provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness, and imposes compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as beneficial ownership requirements. The United States has also imposed economic sanctions on transactions with certain designated foreign countries, nationals and others, which are enforced by the U.S. Treasury’s Office of Foreign Asset Control (“OFAC”). Failure of a financial institution to maintain and implement adequate compliance programs for the foregoing, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA, OFAC and Patriot Act related laws, regulations and related sanctions.

Consumer Laws and Regulations
FCB is subject to certain laws and regulations designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, many of which are enforced by the CFPB. Under TILA in particular, residential mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, based on certain prescribed evaluation alternatives. The foregoing laws and related regulations mandate certain disclosures and regulate the manner in which financial institutions transact business with certain customers. Additionally, in February 2025, a bill was introduced in the U.S. Congress that proposes to amend TILA and would, among other things, temporarily limit the annual percentage rate applicable to an extension of credit obtained by use of a credit card to 10 percentage points, inclusive of all finance charges. We are monitoring the status of the proposal and the impact of support by the President for such a cap.

A number of regulatory authorities may enforce consumer laws and regulations. The CFPB is generally authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and service, and to take supervisory and enforcement action against financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. Enforcement actions may include imposition of substantial monetary penalties and nonmonetary requirements. During 2025, the CFPB reduced its staff and delegated much of its enforcement function to the DOJ. The CFPB stated that it intends to focus its enforcement and supervision resources on pressing threats to consumers, particularly service members and veterans. Under the Dodd-Frank Act, while the CFPB has the primary enforcement authority over FCB as an IDI with over $10 billion in total assets, the FDIC retains backup enforcement authority over IDI’s with over $10 billion in total consolidated assets, and the FDIC is authorized to bring back-up enforcement actions against a holding company of an IDI if the conduct or threatened conduct of such holding company poses a foreseeable and material risk of loss to the DIF.

FCB, as a state-chartered bank, is also subject to state consumer protection laws in the states in which it operates, and the Dodd-Frank Act enhanced the ability of state attorneys general to enforce federal consumer protection laws.

Privacy, Data Protection, and Cybersecurity
BancShares is subject to a number of federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. These laws include certain portions of the GLBA, the federal banking agencies’ Computer-Security Incident Notification rule, the SEC’s item for cybersecurity incidents Current Report on Form 8-K, the California Consumer Privacy Act of 2018, and the New York Department of Financial Services’ 2017 cybersecurity regulation. These laws govern the collection, sharing, use, disclosure and protection of personal information, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. In addition, on October 22, 2024, the CFPB adopted its final rule for Personal Financial Data Rights, commonly known as the “Open Banking” rule, designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions. Following legal challenge, the CFPB signaled its intent to issue a new final rule revising its open banking framework.

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

The U.S. Congress, federal and state regulators, as well as regulators outside the United States, have implemented or are considering implementing data protection laws or regulations, which could create new individual privacy rights and impose increased obligations on companies handling personal information, impacting our data security- and privacy-related internal controls and risk profile. For example, regulations were promulgated for the India Digital Personal Data Protection Act where we have operations. In addition, the EU General Data Protection Regulation and the UK General Data Protection Regulation impose extensive obligations on companies that process personal data of individuals in Europe and the United Kingdom, with the potential for significant fines for non-compliance (up to 4% of total annual worldwide revenue). Some of its requirements include prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities.

Climate
BancShares is subject to, and may in the future be subject to additional, state laws relating to climate, including, but not limited to, the California’s Climate Corporate Data Accountability Act (the “California CCDAA”) and Climate-Related Financial Risk Act (the “California CFRA”). The California CCDAA requires annual public disclosure of scope 1, 2, and 3 greenhouse gas emissions, with scope 1 and 2 disclosure required in 2026 and scope 3 in 2027, and the California CRFRA requires biennial public disclosure of climate-related financial risks, with the first disclosure required by January 1, 2026. The California CFRA has been preliminarily enjoined and enforcement paused pending legal challenge. Bills similar to the California laws have been introduced in the New York State Assembly but are still pending.

In October 2025, the federal banking agencies announced the rescission of the interagency Principles for Climate-Related Financial Risk Management for LFIs that was previously issued jointly by the agencies in October 2023, stating that existing safety and soundness standards require IDIs to have effective risk management processes commensurate with a banking organization’s size, complexity, and activities.

Compensation
Our compensation practices are subject to oversight by the federal banking agencies, Nasdaq, and, with respect to some of our subsidiaries, by other financial regulatory agencies. The federal banking agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provides that supervisory findings with respect to incentive compensation will be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provides that the agencies may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. Pursuant to SEC rules and Nasdaq listing standards, Nasdaq listed companies are required to (i) adopt and implement a compliant incentive compensation clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy is filed as Exhibit 97 to this Annual Report on Form 10-K. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. Despite several rulemaking efforts over the years, regulations prohibiting such arrangements have yet to be adopted and the prospects and timing for the adoption of any such rules remain uncertain.

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

In addition, on March 27, 2024, the U.S. Treasury released a report that cautioned financial institutions like us to be aware of the special vulnerabilities of AI-based tools and the novel capacities that AI grants to threat actors seeking to carry out targeted cyberattacks against financial institutions. On September 23, 2024, the DOJ updated its guidance to federal prosecutors in conducting an investigation of a corporation related to the evaluation of corporate compliance programs, including an expectation that companies will have conducted a risk assessment regarding the use of new technologies like AI and will have taken appropriate steps to mitigate related risk.

Numerous bills have been introduced in the U.S. Congress throughout 2025 regarding the promotion and regulation of AI. In addition, certain U.S. states have recently enacted regulation related to the development and deployment of AI. Some of these laws intersect with existing privacy laws and may present challenges to the use of AI-related technologies, particularly in cases where personal information is processed requiring notice disclosure and, in certain cases, consent for use of AI. On December 11, 2025, an Executive Order titled “Ensuring a National Policy Framework for Artificial Intelligence” (“EO 14365”) was issued that takes aim at state AI regulations by, among other things, establishing a litigation task force to challenge state AI laws inconsistent with a minimally burdensome national policy framework.

We continue to monitor and evaluate statutory and regulatory proposals related to AI regulation and assess their potential impact.

Debanking and Fair Access
On August 7, 2025, an Executive Order titled “Guaranteeing Fair Banking for All Americans” (“EO 14331”) was issued. The order directed federal banking agencies to identify financial institutions engaged in “politicized or unlawful debanking,” including due to a customer’s political or religious beliefs, and seek remedial actions if such debanking violates applicable law. The order also directed federal banking agencies to consider modifying regulations that could result in such debanking and, to the greatest extent permitted by law, remove reputation risk that could result in such debanking from any guidance documents, manuals or other materials. In response, the Small Business Administration (“SBA”) required SBA lending-program participants to provide certain information and certifications, and the FDIC sent requests to the largest FDIC-supervised banks and conducted a review of FDIC-supervised banks’ policies and procedures. The FDIC and Federal Reserve also announced removal of reputation risk from supervisory materials, and the OCC and FDIC have issued a proposed rule to prohibit use of reputation risk by regulators as a basis for supervisory criticisms or adverse actions. In addition to EO 14331, certain states have enacted fair access laws aimed at preventing similar debanking activities, including Florida, Tennessee and Idaho. We continue to monitor and evaluate regulatory proposals related to debanking and assess their potential impact.

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

In connection with its Rail segment, BancShares’ maintains a wholly owned subsidiary, FC International, Inc. (“FC International”) which is a corporation chartered by the Federal Reserve pursuant to Section 25A of the Federal Reserve Act (“Edge Act”). Edge Act corporations are banking organizations that are authorized to engage in international banking and foreign financial transactions, and the U.S. activities of such corporations are generally limited to those that are incidental to their foreign operations. FC International holds equity interests in foreign companies that support our Rail segment. FC International is subject to supervision and regulation by the Federal Reserve, including examination, reporting, capital, and the BSA and AML requirements pursuant to the Edge Act and the Federal Reserve’s Regulation K.

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

Strategic Risks
▪We may be adversely affected by risks associated with previous and future acquisitions, and any future acquisitions may be subject to increased regulatory scrutiny.
▪We encounter significant competition that may reduce our market share and profitability and our financial performance depends upon our ability to attract and retain customers for our products and services.
▪Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.
▪Certain provisions in our Certificate of Incorporation, Bylaws and certain statutes and regulations and the current composition of our stockholders may make it more difficult for a third party to change our management or acquire control of us, even if stockholders might consider the change in management or change in control to be in their best interests.
▪Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or, if such court lacks jurisdiction, the federal district court of the District of Delaware, will be the sole and exclusive forum for substantially all disputes between us and our stockholders. This could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or stockholders.
▪The Parent Company relies on dividends from FCB for returning capital to stockholders, paying dividends on its common and preferred stock and servicing its debt obligations, and FCB’s ability to pay the Parent Company dividends may be restricted.
▪Failure to adopt new technologies that match consumer preferences or to keep pace with or effectively implement technological changes could adversely affect our results of operations and financial condition.
▪We are subject to reputational risks that could harm our business and prospects. If we were subject to reputational harm, it could have a material adverse impact on our business, financial condition and results of operations.
▪The Trump administration has proposed or implemented significant changes to the size and scope of the federal government, including reductions in program or agency funding or workforce, and may continue to do so.

Operational Risks
▪We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.
▪A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk or result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and enhance our operational and security systems and infrastructure. Such an event or resource expenditures could adversely impact our results of operations, liquidity and financial condition.
▪We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.
▪We are subject to litigation and other legal liability risks, and our expenses related to such risks may adversely affect our results.
▪We depend on qualified personnel for our success and may not be able to retain or attract such personnel.
▪We are exposed to losses related to fraud.
▪Our business and financial performance could be impacted by natural or man-made disasters, global pandemics, civil unrest, acts of war, terrorist activities, climate change or other adverse external events.
▪We rely on third-parties to provide key components of our business infrastructure, and our third-parties may be responsible for or contribute to failures that adversely affect our operations.
▪Data quality and completeness may not be adequate and could cause financial or reputational harm to FCB.
▪Deposit insurance premiums levied on banks, including FCB, may increase if there is an increase in the number of bank failures, the cost of resolving failed banks, or the FDIC deposit insurance coverage limit.

Credit Risks
▪If we fail to effectively manage credit risk, our business and financial condition will suffer.
▪Our allowance for credit losses and reserve related to off-balance sheet credit exposure may prove to be insufficient to cover actual credit losses in our credit portfolios.
▪Our concentration of loans and leases in certain industries increases the risk of losses and could impair our earnings if these industries experience economic difficulties.
▪Deteriorating collateral values, credit quality, or our reliance on junior liens may adversely impact our business and our results of operations.
▪The financial system is highly interrelated, and the default or threatened default of even a single financial institution could result in significant market-wide liquidity and credit problems, losses or defaults, lead to significant regulatory reform, or result in credit losses through potential counterparty default, any of which may adversely impact our financial condition and results of operations.

▪Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs may adversely impact our business, financial condition, and results of operations.
▪We may not be able to realize our entire investment in the equipment that we lease to our customers.
▪Accounting for acquired assets may result in earnings volatility.

Market Risks
▪Failure to effectively manage our interest rate sensitivity within our defined risk appetite could adversely affect our earnings.
▪Unfavorable economic conditions, as considered through a range of metrics, have and could continue to adversely affect our financial condition, results of operations and cash flows.
▪U.S. debt ceiling and budget deficit concerns have and could continue to adversely affect our business.
▪The value of our goodwill may decline in the future.
▪The market price of our common stock may be volatile.

Liquidity Risks
▪If our current level of balance sheet liquidity were to experience significant pressure, it could affect our ability to pay withdrawals by depositors, repay the Purchase Money Note (defined below) and other creditors, and fund our operations.
▪We are subject to enhanced liquidity risk management and other requirements, and failure to meet these requirements could result in regulatory and compliance risks, including possible restrictions on our activities, and inadequate liquidity.

Capital Adequacy Risks
▪Our ability to grow is contingent upon access to capital, which may not be readily available to us as a result of credit rating reductions.
▪If we fail to meet regulatory requirements, including enhanced capital adequacy, liquidity, stress testing, and capital planning requirements, or are subject to certain other legal limitations, our financial condition and ability to pay dividends or make other payments could be adversely affected.
▪Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

Compliance Risks
▪We operate in a highly regulated industry, and the laws and regulations that impact our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.
▪Failure to meet regulatory requirements related to information security and data privacy may subject us to fines, litigation, or regulatory enforcement actions.
▪We face heightened compliance risks related to certain specialty commercial business lines.
▪We are subject to enhanced prudential standards, and failure to comply with these standards could have a material adverse effect on our business, financial condition or results of operations.
▪We are subject to certain laws and regulations designed to protect consumers in transactions with financial institutions against unfair, deceptive and abusive business practices and compliance with such laws and regulations and related enforcement actions may impact our business operations and profitability.
▪We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.
▪We are subject to environmental, social and governance (“ESG”) risks, which may adversely affect our reputation and ability to retain employees and customers, and failure to comply with applicable regulations could have an adverse affect on our business, financial condition or results of operations.

Financial Reporting Risks
▪Accounting standards may change and increase our operating costs or otherwise adversely affect our results.
▪Our accounting policies and processes require management to make judgments, assumptions or estimates about matters, which may result in us reporting materially different results or amounts than would have been reported using different judgments, assumptions or estimates.
▪Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results, and we may rely on them in making decisions that adversely affect our business or the information we provide to our investors and regulators.
▪We may fail to maintain an effective system of internal control over financial reporting, which, among other things, could hinder our ability to prevent fraud and provide reliable financial reports to key stakeholders.

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

Although we plan to continue to grow our business organically, we have pursued and expect to continue to pursue acquisition opportunities to support our business strategies and enhance our potential profitability. Consummating an acquisition, including our pending BMO Branch Acquisition, often requires prior federal and state regulatory approval. Changes in policies focused on bank acquisitions may interfere or impede future acquisition opportunities. Refer to Item 1. Business—Regulatory Considerations—Limitations on Mergers & Acquisitions for additional information. Changes made by the federal banking agencies in revamping the bank merger review process have reduced burdens associated with obtaining an approval for bank merger transactions, but larger banking organizations, like us, continue to be subject to enhanced prudential standards and requirements that may be considered as part of the application process, especially in the case of transactions that would result in a banking organization crossing the asset thresholds for a higher category of bank regulation under the Tailoring Rules. Any enhanced regulatory scrutiny of bank mergers and acquisitions or further revisions to the framework for bank merger review could result in future acquisitions being delayed, impeded or subject to material conditions which may impose additional costs or limitations that reduce the anticipated benefits of the proposed transaction.

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

Furthermore, acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs and additional regulatory requirements. Due to these and other issues relating to acquisitions, we may not be able to realize projected cost savings, synergies or other benefits associated with any prior or future acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could significantly increase our operating costs and consequently have material adverse effects on our financial condition and results of operations.

In the past, we have acquired, and may in the future continue to acquire, certain assets and assume certain liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted transactions, such as the SVBB Acquisition, present unique risks because of the limited due diligence, expedited timelines, minimal negotiation of terms required by the FDIC and the limited availability of audited financial statements of the assets acquired and liabilities assumed. These transactions often require additional resources to service acquired problem loans, costly integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with applicable FDIC standards. In addition, although the FDIC provides assistance in the form of loss sharing with respect to losses on certain acquired loans, if the covered loans are not managed in accordance with the commercial shared loss agreement, the FDIC has the right to refuse or delay payment for loan losses, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The SVBB Acquisition added new business lines and expanded our geographic scope to new areas. Our future success depends, in part, upon the continued ability to effectively manage this expanded business while continuing to strengthen our reputation among the venture capital and private equity communities, and other participants in the industries that legacy Silicon Valley Bank served.

We encounter significant competition that may reduce our market share and profitability and our financial performance depends upon our ability to attract and retain customers for our products and services.

We operate in a highly competitive industry, and we expect competition to continue to intensify. Refer to Item 1. Business—Competition for additional information. Our profitability depends on our ability to compete successfully with other banks, nonbank providers of banking products and services, and other specialized financial services providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; leasing companies; various wealth management providers; private equity firms; private credit providers; hedge funds; independent and captive insurance agencies; mortgage companies; and other non-bank providers of financial services. Some of our larger competitors have the capacity to offer products and services we do not offer, which may enable them to be more aggressive than us in competing for loans and deposits. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal or state income taxes.

The fierce competitive pressures that we face adversely affect pricing and other terms for many of our products and services, and we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability. We compete with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. In addition, checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments as providing a better risk/return trade-off. Our bank customers could take their money out of FCB and put it in alternative investments, causing us to lose a lower-cost source of funding. Digital asset service providers have also increasingly applied for state or national trust bank charters, which will allow them to compete for deposits and loans and may result in customer attrition from financial institutions that do not offer digital asset services.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods without involving banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or virtual accounts. Consumers can also complete transactions, such as paying bills or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers. Accordingly, digital asset service providers, which, at present, are not subject to as extensive regulation as banking organizations and other financial institutions, have become active competitors for our customers’ banking business and may have greater flexibility in competing for business. An Executive Order issued by President Trump in early 2025 stated that his administration will support the responsible growth of digital assets, blockchain technology and related technologies across the U.S. economy. The Executive Order includes a prohibition on the creation of a central bank digital currency and states a policy of promoting the development of dollar denominated stablecoins. Refer to Item 1. Business—Regulatory Considerations—Crypto-Asset Related Activities for additional discussion on these developments.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Certain provisions in our Certificate of Incorporation, Bylaws and certain statutes and regulations and the current composition of our stockholders may make it more difficult for a third party to change our management or acquire control of us, even if stockholders might consider the change in management or change in control to be in their best interests.

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
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of stockholders; and
•authorize the issuance of two classes of common stock, one of which, Class B common stock, par value $1 per share (“Class B common stock”), is entitled to cast 16 votes per share. As of December 31, 2025, approximately 60% of the outstanding shares of Class B common stock and over 20% of the outstanding Class A common stock may be deemed to be beneficially owned or controlled by the Holding family members expected to be identified in the 2026 Proxy Statement as principal stockholders of ours.

As of December 31, 2025, members of the Holding family and entities related to them may be deemed to beneficially own or control shares in excess of 50% of our voting power of our common stock. These provisions, together with the voting power of members of the Holding family and entities related to them, may discourage bids for our common stock at a premium over market price, adversely affecting the price that could be received by our stockholders for our common stock and render the removal of our Board and management more difficult.

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

Failure to adopt new technologies that match consumer preferences or to keep pace with or effectively implement technological changes could adversely affect our results of operations and financial condition.

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-related products and services, including recent and rapid developments in AI and crypto-assets and related technologies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The rapid growth of new technologies related to the digitization of banking services and capabilities, including through internet services and mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs or allow us to remain competitive, in a timely, cost-effective manner or at all.

The use of AI presents its own unique risks. Third-party development of AI models introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for AI is uncertain and rapidly evolving, both in the United States and internationally, potentially increasing compliance costs and risk of non-compliance. We are also exposed to the risk that generative AI models may produce incorrect outputs, release confidential information, reflect biases, infringe intellectual property, or otherwise cause harm. Their complexity makes it challenging to understand outputs and comply with documentation or explanation requirements. Crypto-asset related activities also present unique risks, including market and liquidity risk, operational and cybersecurity risks, consumer protection requirements and AML requirements. Refer to Item 1. Business—Regulatory Considerations—Artificial Intelligence and —Crypto-Asset Related Activities for additional information. Failure to adopt new technologies that match consumer preferences or a failure to keep pace with or effectively implement technological changes could adversely affect our results of operations and financial condition.

We are subject to reputational risks that could harm our business and prospects. If we were subject to reputational harm, it could have a material adverse impact on our business, financial condition and results of operations.

Maintaining our reputation is important to our business and our brand. Sources of reputational risks have included and may in the future include, among others, cyberattacks, legal claims and regulatory action, fraudulent activities aimed at us or parties with whom we do business, inaccurate or incomplete data, insufficient operational infrastructure or oversight, employee misconduct, non-compliance with applicable law or regulatory policies by us or parties with whom we do business, any inability to provide reliable financial reports or maintain effective internal controls, failure of our ESG practices to meet investor or stakeholder expectations, or public perceptions of our business practices, including our deposit pricing and acquisition activity.

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

The Trump administration has proposed or implemented significant changes to the size and scope of the federal government, including reductions in program or agency funding or workforce, and may continue to do so.

The Trump administration has proposed or implemented significant changes to the size and scope of the federal government and may continue to do so. In addition to changes in policy direction, these have included challenges to agency independence as well as agency reorganizations, alteration of government payment systems, leadership and personnel changes, and reductions in program or agency funding or workforce, including workforce reductions at federal banking agencies and the CFPB. These changes may have differing impacts on the economy as a whole or different regions or segments of the economy or asset classes which are difficult to predict at this time. These changes could also result in increased uncertainty and compliance costs if we become subject to additional state and local laws in absence of comprehensive federal oversight or the changes are reversed or limited by judicial challenge or a later executive administration. Accordingly, it is possible that such changes may be materially adverse to our customers, business, financial condition and results of operation.

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

A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk or result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and enhance our operational and security systems and infrastructure. Such an event or resource expenditures could adversely impact our results of operations, liquidity and financial condition.

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

We, as well as our customers, regulators, third-party service providers, and other third parties with whom we do business, have been subject to, and are likely to continue to be the target of, cyberattacks and information or security breaches. These cyberattacks and information or security breaches include computer viruses, malicious or destructive code, ransomware, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or personal data. We cannot implement guaranteed preventive measures against all security threats and we may fail to detect breaches when they occur.

Existing and future geopolitical conflicts potentially heighten the risk of cyberattacks and information or security breaches from nation-state actors or others that may be directed at the United States and its critical infrastructure, such as the financial services sector. Due to FCB’s expanded geographic footprint and increased prominence, we may be at higher risk of being targeted and impacted by geopolitical conflicts. If such cyberattacks and information or security breaches occur, it could result in severe costs and disruptions to companies and their operations as well as to governmental entities.

Cybersecurity risks for large banking institutions, such as FCB, have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile banking to conduct financial transactions, and the increased sophistication of criminal activities. Refer to Item 1. Business—Regulatory Considerations—Artificial Intelligence and —Crypto-Asset Related Activities for additional information. These risks are expected to continue and further intensify in the future. Even the most advanced control environment may be vulnerable to compromise given the possibility of employee error, failures to follow security procedures or malfeasance. Additionally, the increase of supply chain attacks, including potential attacks on third parties with access to our data or those providing critical services to us, remain an operational risk. As cyber threats continue to evolve, we will be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. Furthermore, past and future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We also face indirect technology, cybersecurity and operational risks relating to customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors and other external dependencies; regulators; and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, an event that materially degrades, or disrupts systems of one or more financial entities or related third-parties could have a material impact on counterparties or other market participants, including us. This consolidation, interdependence and complexity also increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyberattack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our businesses.

Cyberattacks or other information or security breaches, whether directed at us or third parties, may adversely impact our results of operations, liquidity and financial condition or have other material consequences including loss of customers and business opportunities, disruption to our operations and business, misappropriation, disclosure or destruction of our confidential information and that of our customers, or damage to our customers’ and third parties’ computers or systems. In addition, such penetration or circumvention could result in a violation of applicable data privacy and protection laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs and additional compliance costs and insurance coverage may not be available for such losses or, where available, such losses may exceed insurance limits.

We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

We depend on our employees and the employees of third-parties to design, manage and operate our systems and controls. We also depend on these individuals and the systems and controls for which they are responsible to identify and mitigate the risks that are inherent in our business, relationships and activities, including compliance, risk management and fraud prevention.

As a result of this dependence, we are subject to human vulnerabilities, which may range from innocent human error to misconduct or malfeasance. Our controls and procedures may not be adequate to prevent problems resulting from such human vulnerabilities. We may fail to adequately maintain a culture of risk management among our employees. These concerns are increased when we introduce new products or services, acquire or invest in a business or implement new technologies or change systems, processes or procedures (including in connection with strategic efforts to streamline the information technology operating environment and improve data infrastructure), as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover and labor shortages. While we continue to rely on many manual systems and controls, we are increasingly relying on automation, which presents its own risks, including potential outages or other problems, and does not eliminate the need for effective design, operation and remediation by employees.

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

We are subject to litigation and other legal liability risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that have been or may be initiated against us (including against entities that we acquire) or that involve matters for which we have indemnification obligations or other retained liabilities from time to time could involve large monetary sums and significant defense costs. Claims have previously and may in the future include those from third parties alleging infringement of their claimed intellectual property rights, which if resolved in their favor could prevent us from using certain technology or trademarks or providing certain products or services. The number of claims and legal actions we face may vary from time to time and have typically increased during credit crises. The outcomes of such cases are always uncertain until finally adjudicated or resolved.

In the course of our business, we may foreclose on and take title to real estate that contains or was used in the manufacture or processing of hazardous materials or that is subject to other environmental risks. In addition, we may lease equipment to our customers that is used to mine, develop, and process hazardous materials, and our railcars may be used to transport hazardous materials. As a result, we could be subject to environmental liabilities or claims for negligence, property damage or personal injury with respect to these properties or equipment, as well as potential impacts to our reputation. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, accidents or other hazardous risks, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site or equipment involved in a hazardous incident, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination, property damage, personal injury or other hazardous risks emanating from the property or related to the equipment.

Although we establish reserves for legal claims when payments associated with the claims become probable and our liability can be reasonably estimated, these reserves may not be adequate and the actual amount paid in resolution of a legal claim may be substantially higher than any amounts reserved for the matter.

Substantial or significant legal claims or regulatory action against us or that involve matters for which we have indemnification obligations or other retained liabilities could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For additional information, refer to the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, Note 22—Commitments and Contingencies.

We depend on qualified personnel for our success and may not be able to retain or attract such personnel.

As a human capital-intensive business, our success largely depends on our ability to attract and retain qualified executive officers and management, financial, compliance, technical, operations, risk management, sales, and support employees. Attracting and retaining key employees is of heightened importance due to the significant expansion of the size, geographic reach and operational scope of our business that has occurred in connection with merger and acquisition transactions.

We face significant competition in the recruitment and retainment of qualified executive officers and other employees, and our compensation practices are subject to review and oversight of the Federal Reserve, the FDIC and other regulators. Refer to Item 1. Business—Regulatory Considerations—Compensation for additional information. If we are unable to attract and retain qualified employees due to competition, regulatory limitations or other reasons, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected. If, for whatever reason, we lost any of our current executive officers or other key employees, it may disrupt our business and growth strategies and could adversely affect our financial condition and results of operations.

We are exposed to losses related to fraud.

As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit fraud, hide fraudulent activity, and proliferate effective techniques through social media. Fraudulent activity that we have been and are likely to continue to be exposed to can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to automated teller machines, use of AI to facilitate the perpetration of social engineering and impersonation schemes and identity theft, peer-to-peer payment fraud, social engineering, digital fraud, malware, and phishing, smishing, or vishing attacks to obtain personal information and fraudulent impersonation of our customers through the use of falsified documents, fake identification, or stolen credentials. We expect that combating fraudulent activities as they evolve will require continued ongoing investments and attention as significant fraud could cause us direct losses for which insurance coverage may not be available, or where available, that exceed insurance limits, result in potential legal actions as a result of operational deficiency or noncompliance with regulatory standards, or impair our customer relationships, among other potential consequences, adversely impacting our reputation or results of operations.

Our business and financial performance could be impacted by natural or man-made disasters, global pandemics, civil unrest, acts of war, terrorist activities, climate change or other adverse external events.

Natural or man-made disasters (including, but not limited to, earthquakes, hurricanes, tornadoes, floods, tsunamis, fires, pollution, and explosions), global pandemics, civil unrest, acts of war, terrorist activities, climate change or other adverse external events, including government actions or other restrictions in connection with such events, could hurt our business and financial performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. These events are largely outside of our control, and our ability to minimize the consequences of such events is limited. In particular, a significant amount of our business is concentrated in North Carolina, South Carolina, California, Texas, New York, Massachusetts and Florida, including areas where our operational facilities and retail and commercial customers have been and, in the future, could be impacted by hurricanes and flooding, earthquakes, wildfires, and rising sea levels. We also do business in Georgia, Virginia, Nebraska, Arizona, New Jersey, Hawaii, Nevada, as well as in Canada and other international locations our clients are domiciled, all of which also include areas significantly exposed to the risks of such events. These events or an increase in their frequency or magnitude may adversely affect our operations or the value of real properties securing our loans, or result in adverse impacts us or our customers, suppliers or other counterparties in connection with reductions in regional and local economic activity.

There has been evolving regulatory, political and social attention to the issue of climate change and related environmental sustainability matters. Refer to Item 1. Business—Regulatory Considerations—Climate for additional information on related regulatory matters. Consumers and businesses in communities that we serve may change their behavior and preferences because of issues related to climate change and new laws and regulations aimed at mitigating negative effects. Monitoring and complying with changing regulatory climate requirements may increase compliance costs and could result in the imposition of taxes and fees, the required purchase of emission credits or the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.

We rely on third-parties to provide key components of our business infrastructure, and our third-parties may be responsible for or contribute to failures that adversely affect our operations.

Third-parties provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain third-parties to provide services could adversely affect our ability to deliver products and services to our customers leading to non-compliance with regulatory requirements. Third-parties also present information security risks to us, both directly and indirectly through our customers. While we monitor significant third-party risks, including the financial stability of critical vendors, our monitoring may be inadequate and incomplete. The failure of a critical third-party to provide key components of our business infrastructure could substantially disrupt our business and cause us to incur significant expense while harming our relationships with our customers.

Data quality and completeness may not be adequate and could cause financial or reputational harm to FCB.

Our data governance program is reliant on the execution of procedures, process controls, and system functionality, and errors may occur. Incomplete, inconsistent, or inaccurate data could result from, but not limited to, human error, system limitations, new products, changes in reporting requirements, and acquisitions. Incomplete, inconsistent, or inaccurate data could lead to non-compliance with regulatory requirements and result in fines. Additionally, adverse impacts on customers could result in reputational harm and customer attrition. Inaccurate or incomplete data presents the risk that business decisions relying on such data will prove inefficient, ineffective or harmful to us. Data deficiencies could also impair our ability to adequately and timely assess the impacts of and response to incidents. Information we provide to our investors and regulators may also be negatively impacted by inaccurate or incomplete data, which could have a wide range of adverse consequences such as legal liability and reputational harm.

Deposit insurance premiums levied on banks, including FCB, may increase if there is an increase in the number of bank failures, the cost of resolving failed banks, or the FDIC deposit insurance coverage limit.

The FDIC maintains the DIF to protect insured depositors in the event of bank failures. The DIF is funded by insurance premiums assessed on IDIs including FCB. Insurance premiums paid by banks, including FCB, could significantly increase if the FDIC requires higher premiums, including due to an increase in the number and cost of future bank failures or in the FDIC deposit insurance coverage limit. Refer to Item 1. Business—Regulatory Considerations—FDIC Insurance for additional information on insurance premiums, including special assessments.

Credit Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

Effectively managing credit risks is essential for the operation of our business. There are credit risks inherent in making any loan, including risks relating to repayment, the period of time over which the loan may be repaid, sufficiency of loan underwriting and guidelines, changes in economic and industry conditions, dealing with individual borrowers and uncertainties as to the future value of collateral. Our loan approval procedures and credit risk monitoring may be or become inadequate to appropriately manage the inherent credit risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, results of operations and financial condition because it may lead to loans that we make not being paid back in part or in full on a timely basis or at all.

Our allowance for credit losses and reserve related to off-balance sheet credit exposure may prove to be insufficient to cover actual credit losses in our credit portfolios.

We maintain an allowance for loan and lease losses (“ALLL”) that is designed to cover expected credit losses on loans and leases that borrowers may not repay in their entirety. A reserve is also maintained in other liabilities to cover expected losses for off-balance sheet credit exposures. Accounting measurements related to asset impairment and the ALLL require significant estimates that are subject to uncertainty and revisions due to new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary substantially from current estimates. We also expect fluctuations in the ALLL due to economic changes nationally as well as locally within the states in which we conduct business. The ALLL and the reserve related to off-balance sheet credit exposures may not be sufficient to cover actual losses, and future provisions for such losses could also materially and adversely affect our operating results and are also subject to significant uncertainties and fluctuations.

As an integral part of their examination process, our banking regulators periodically review the ALLL and may require us to increase it by recognizing additional provisions for credit losses charged to expense or to decrease the allowance by recognizing loan charge-offs, net of recoveries. Any future provisions for credit losses or required loan charge-offs could materially and adversely affect our financial condition and results of operations and are subject to significant uncertainties and fluctuations.

Our concentration of loans and leases in certain industries increases the risk of losses and could impair our earnings if these industries experience economic difficulties.

Our loans and leases include concentrations in non-depository financial institutions (“NDFIs”) and the healthcare and technology industries. Although we believe our aggregate loan and lease portfolio is diversified, borrowers in certain industries may have a heightened vulnerability to negative economic conditions. For example, NDFIs may be subject to a less stringent regulatory environment than IDIs or BHCs, which could enable NDFIs that make loans to be less risk-sensitive in their lending which could increase the risk of default on loans NDFIs make and, consequently, the loans we make to NDFIs. There has also been recent focus on the private credit regulatory environment. An increase in regulations applicable to NDFIs could have an adverse affect on their profitability or ability to pay financial obligations, including loans payable to FCB.

Loans to NDFIs may include lending to privately held companies, many of which could be in the healthcare and technology industries. Repayment of loans for early-stage and mid-stage privately held companies may depend upon receipt by those borrowers of additional financing from venture capitalists or others, or, in some cases, a successful sale to a third-party, public offering or other form of liquidity event. Decreases in the amount of equity capital available to early-stage and mid-stage companies, including through a decrease in merger and acquisition activity, could adversely impact the ability of certain borrowers to repay their loans to us. Additionally, statutory or regulatory changes relevant to the medical and dental industries could negatively impact these borrowers’ businesses and their ability to repay their loans with us.

If such events occur, our levels of nonperforming assets and charge-offs may increase, and we may be required to increase our ALLL through additional provisions on our income statement, which would reduce reported net income and could have an adverse effect on our business, financial condition, results of operations and prospects.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Concentration for additional information on NDFIs and loan concentrations.

Deteriorating collateral values, credit quality, or our reliance on junior liens may adversely impact our business and our results of operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans and other obligations in accordance with the terms of the relevant agreements, and that any collateral securing the payment of their loans and obligations may be insufficient to assure full repayment. Credit losses are inherent in the business of making loans and entering into other financial arrangements. Factors that influence our credit losses include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate (“CRE”) valuations. For example, real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized over time. CRE loans may involve a higher risk of default compared to our other types of loans as a result of several factors, including, but not limited to, prevailing economic conditions and volatility in real estate markets, the growth of e-commerce, occupancy, rental collections, interest rates, and collateral value. In addition, we rely on certain junior liens which are concentrated in our consumer revolving mortgage loan portfolio. Approximately three-quarters of the consumer revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

The financial system is highly interrelated, and the default or threatened default of even a single financial institution could result in significant market-wide liquidity and credit problems, losses or defaults, lead to significant regulatory reform, or result in credit losses through potential counterparty default, any of which may adversely impact our financial condition and results of operations.

The financial system, including the soundness and stability of many financial institutions, is highly interrelated as a result of credit, trading, clearing, counterparty and other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by us or other institutions. Recent bank failures have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. In response to these bank failures, the U.S. government has proposed a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. While actions of the current presidential administration regarding the U.S. banking system appear to be less restrictive, any reforms, if adopted, could have a significant impact on banks and BHCs, including us. In addition, we have credit exposure to numerous financial institutions. Because of the closely interrelated dependencies between us and other financial institutions in a rapidly changing environment, our financial institutions portfolio management practices may not be able to offset the residual credit risk from a counterparty default and may result in credit losses. The foregoing may adversely impact our financial condition and results of operations.

Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the Supreme Court of the United States ruled that IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including regarding potential refunds of tariffs paid under IEEPA, and the U.S. government could respond with replacement measures under other legal authorities. Replacement measures and changes to tariffs and other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions which could cause adverse changes in the availability, terms and cost of capital. Additionally, potential tariffs or other U.S. trade policy measures have triggered and may trigger additional retaliatory actions by other countries such as China. Increased tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt, which in turn, could adversely impact our business, financial condition and results of operations.

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

A significant downturn in shipping by railcars could negatively impact our Rail segment, and volatility in the price of, and demand for, oil and gas may have negative effects on our loan exposures in the exploration and production section, and could also decrease the demand for our railcars.

Accounting for acquired assets may result in earnings volatility.

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on United States Generally Accepted Accounting Principles (“GAAP”). The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and estimated credit losses, which may result in earnings volatility. Post-acquisition credit deterioration results in the recognition of provision expense, adversely affecting our financial condition and results of operations.

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

Changes in monetary policy by the Federal Reserve resulting in lower interest rates may negatively impact our performance and financial condition due to the composition of our interest rate sensitive assets and liabilities. Our portfolio is generally in a net asset-sensitive position whereby our assets reprice faster than our liabilities, which is generally concentrated at the short end of the yield curve. While our interest expense may decline, the impact on our interest-rate sensitive assets may be greater, resulting in a potential decrease to our NII.

Conversely, if interest rates rise, our interest expense will increase and our net interest margin (“NIM”) may decrease, negatively impacting our performance and our financial condition. To the extent banks and other financial services providers compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates. If we decide to compete with those higher interest rates, our cost of funds could increase and our NIM could be reduced, dependent on the timing and sensitivities of our interest-earning assets and interest-bearing liabilities. Additionally, higher interest rates may impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs.

The higher interest rate environment of recent periods, and our offerings of higher rates to attract or maintain deposits, has increased the cost of deposits, and may continue to do so, dependent upon the FOMC’s actions and other factors. We cannot control or predict with certainty changes in interest rates. The forecasts of future NII by our interest rate risk monitoring system are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates. Any failure on our part to effectively manage our interest rate sensitivity within our defined risk appetite could adversely affect our earnings.

In addition, the high interest rate environment has increased costs on our other funding sources, and may continue to do so, in the event we issue additional debt or utilize other funding sources.

Unfavorable economic conditions, as considered through a range of metrics, have and could continue to adversely affect our financial condition, results of operations and cash flows.

Our business is subject to periodic fluctuations based on international, national, regional and local economic conditions. These fluctuations are not predictable, and cannot be controlled. The markets in which we have the greatest physical presence are North Carolina, South Carolina, California, Virginia, Georgia, and Florida, and we are expanding in several states in the Midwest, Great Plains and the West regions in connection with the planned BMO Branch Acquisition. We also do business in Canada, primarily related to our rail portfolio, and we conduct limited business operations in foreign jurisdictions. Unfavorable changes in unemployment, real estate values, inflation, interest rates, foreign currency exchange rate fluctuation or worsening economic conditions within our markets, particularly within those with our greatest presence, have had and could continue to have a material adverse effect on our financial condition, results of operations and cash flows.

U.S. debt ceiling and budget deficit concerns have and could continue to adversely affect our business.

The level of United States debt and global economic conditions can have a destabilizing effect on financial markets. For example, a U.S. government debt default, threatened default, or downgrade of the sovereign credit ratings of the United States by credit rating agencies, could have an adverse impact on the financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of U.S. government shutdowns (like the one experienced in the fourth quarter of 2025), forced federal spending reductions, debt defaults, credit-rating downgrades and an economic slowdown or recession in the United States. Political tensions may make it difficult for the U.S. Congress to agree on any further increases to or suspension of the debt ceiling in a timely manner or at all, which may lead to a default by the U.S. government or downgrades of its credit ratings. A debt default or further downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, commonly known as Fannie Mae and Freddie Mac, respectively, as well as the Federal Home Loan Banks (“FHLBs”). Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.

The value of our goodwill may decline in the future.

Our goodwill could become impaired in the future. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant adverse impact on our financial results.

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

Excluding the impact of liquidity, the market price of our common stock has previously fluctuated and may continue to fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional stockholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, the anticipated or actual incurrence of additional debt, stock prices of other banks, general market expectations related to the financial services industry, status of an SRP, and the potential impact of government actions affecting the financial services industry. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information with respect to variation in total returns in our Class A common stock in recent years and the volume of our Class A common stock repurchases under our SRP.

Liquidity Risks

If our current level of balance sheet liquidity were to experience significant pressure, it could affect our ability to pay withdrawals by depositors, repay the Purchase Money Note and other creditors, and fund our operations.

Our deposit base represents our primary source of core funding and balance sheet liquidity. These deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally that could result in a significant outflow of deposits within a short period of time, which may have a material adverse effect on our liquidity position. The speed today at which information can be disseminated provides an environment conducive to fast changes in liquidity.

In circumstances where our ability to generate needed liquidity is impaired, we may need to access other sources of funding such as borrowings from the FHLBs and the Federal Reserve, federal funds purchased lines, brokered deposits, or other sources of liquidity including capital market transactions such as securities sold under agreements to repurchase and sale of securities. While we maintain access to these non-core funding sources, many of these sources may be dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend. In addition, our ability to access the capital markets may be impacted by unforeseen market forces or interruptions or a lack of market or customer confidence in us or in the banking sector generally. Inability to access sources of liquidity may affect our ability to pay withdrawals by depositors and fund our operations.

In connection with the SVBB Acquisition, FCB issued a five-year note of approximately $35 billion payable to the FDIC (the “Purchase Money Note”) due March 2028, which was subsequently amended and restated to adjust the principal amount to approximately $36.07 billion. Potential sources that we could use to fund voluntary prepayments of the Purchase Money Note or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, loan portfolio sales, and issuance of unsecured debt or other borrowings. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Recent Events for a discussion of recent prepayments of the Purchase Money Note.

We are subject to enhanced liquidity risk management and other requirements, and failure to meet these requirements could result in regulatory and compliance risks, including possible restrictions on our activities, and inadequate liquidity.

As a Category IV banking organization, we are subject to enhanced liquidity risk management requirements applicable to banking organizations with $100 billion or more in total consolidated assets, including reporting, liquidity stress testing, and tailored liquidity risk management requirements. We are also subject to resolution and contingency planning at the bank-level under the CIDI Rule, as well enhanced enterprise risk management requirements. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards for additional information. As we grow, we may become subject to additional liquidity requirements including the LCR and NSFR requirements. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards—Category III Requirements. Failure to develop and maintain adequate systems and controls designed to comply with all requirements applicable to us under current regulations or as otherwise imposed by our regulators could result in regulatory and compliance risks, including adverse regulatory action (including possible restrictions on our activities), along with inadequate liquidity.

Capital Adequacy Risks

Our ability to grow is contingent upon access to capital, which may not be readily available to us as a result of credit rating reductions.

Our ability to grow is contingent on our ability to generate or otherwise access sufficient capital, including to remain well capitalized under current and future capital adequacy guidelines. Our primary capital sources have been retained earnings and debt issued through both private and public markets. Rating agencies regularly evaluate our creditworthiness and assign credit ratings to us and FCB. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. There can be no assurance that we maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and increase the cost of obtaining funding.

If we fail to meet regulatory requirements, including enhanced capital adequacy, liquidity, stress testing, and capital planning requirements, or are subject to certain other legal limitations, our financial condition and ability to pay dividends or make other payments could be adversely affected.

We are subject to enhanced capital adequacy, liquidity, stress testing, and capital planning requirements as a banking organization with over $100 billion in total consolidated assets, with our enhanced prudential standards based on our total assets and other risk based factors under the Tailoring Rules. Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. The Parent Company and FCB are subject to bank capital rules under the Basel III framework, in addition to other capital adequacy requirements, liquidity requirements, and capital planning and stress testing requirements. The federal banking agencies have announced plans to propose enhanced capital requirements for large banking organizations in connection with the finalization of the implementation of Basel III Endgame. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards—Proposed Rule for Basel III Endgame. Failure to meet these requirements or any requirements we may become subject to in the future, or the applicability of certain other legal limitations, could adversely affect our financial condition and ability to declare dividends or make other payments or capital distributions, including equity repurchases. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards and —Regulatory Considerations—Limitations on Dividends and Other Payments for additional information.

Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

Our level of indebtedness has increased by virtue of the Purchase Money Note, and the debt offerings we consummated in 2025. We also issued perpetual preferred equity in 2025 and 2026. In 2023, the federal banking agencies released an NPR, which would require large banks with total consolidated assets of $100 billion or more to maintain a minimum amount of long-term debt that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. However, the proposed rule has not been finalized. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards—Proposed Rule for Basel III Endgame. Our existing debt, together with any future incurrence of additional indebtedness, including through agreements with the FRB, debt issuance indentures or otherwise, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our stockholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities.

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

Compliance with the extensive laws and regulations applicable to BHCs and banks can be difficult and costly. In addition, changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including increased compliance costs that may limit our ability to pursue business opportunities and result in a material adverse impact on our financial condition and results of operations. Such changes could subject us to additional compliance and other costs, limit the types of financial services and products we may offer or business opportunities we may pursue, increase the ability of nonbanks to offer competing financial services and products, among other things, any of which may result in a material adverse impact on our financial condition and results of operations. Failure to comply with laws, regulations, or policies could result in adverse regulatory action (including potential limitations on our future acquisitions or activities, or requirements to forfeit assets), civil money penalties, or reputation damage. In addition to the other limitations described herein, the ability of our bank and its subsidiaries to guarantee our debt may be restricted and certain regulatory requirements may be imposed that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital under GAAP.

Failure to meet regulatory requirements related to information security and data privacy may subject us to fines, litigation, or regulatory enforcement actions.

Data privacy and security risks are areas of heightened legislative and regulatory focus in recent years. We collect, process, maintain, and store personal information of customers, prospects and employees, and employ data security and technology solutions to support adherence to our data protection obligations and risk mitigation efforts. The collection, sharing, use, disclosure, and protection of these types of information are governed by federal and state law. An increasing number of states have actual or proposed privacy and information security regulations. The U.S. Congress and federal regulators have also implemented or are considering implementing similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. Refer to Item 1. Business—Regulatory Considerations—Privacy, Data Protection, and Cybersecurity for additional information.

We continue to monitor developments and changes to applicable privacy and information security regulations and adapt our current practices to changing requirements. Failure to meet regulatory requirements related to information security and data privacy may subject us to fines, litigation, or regulatory enforcement actions. Changes to our business practices, policies, or systems, as a result of changing requirements or otherwise, may also adversely impact our operating results.

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

We are subject to enhanced prudential standards, and failure to comply with these standards could have a material adverse effect on our business, financial condition or results of operations.

Because we have over $100 billion in total consolidated assets, we are subject to certain enhanced prudential standards as a Category IV banking organization. We will be subject to further requirements as we grow if we meet or exceed certain other thresholds for asset size and other risk-based factors, including those under the federal banking agencies’ Tailoring Rules for banking organizations with $250 billion or more in total consolidated assets. Federal banking agencies are also considering further requirements. Refer to Item 1. Business—Regulatory Considerations—Enhanced Prudential Standards.

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

We are subject to certain laws and regulations designed to protect consumers in transactions with financial institutions against unfair, deceptive and abusive business practices and compliance with such laws and regulations and related enforcement actions may impact our business operations and profitability.

We are subject to consumer financial protection laws and regulations that prevent us from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. Refer to Item 1. Business—Regulatory Considerations—Consumer Laws and Regulations for additional information. Compliance with such laws and regulations may be costly and enforcement actions may include imposition of substantial monetary penalties and nonmonetary requirements, which may impact our business operations and profitability.

We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.

Corporate tax rates affect our profitability and capital levels. We are subject to the income tax laws of the United States, its states and their municipalities and to those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these tax laws when determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could affect our Regulatory Capital Ratios and could have an adverse impact on our financial condition and results of operations.

We are subject to ESG risks, which may adversely affect our reputation and ability to retain employees and customers, and failure to comply with applicable regulations could have an adverse affect on our business, financial condition or results of operations.

We are subject to a variety of risks arising from ESG matters. ESG matters include, but are not limited to, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. ESG, and particularly Diversity, Equity, and Inclusion, initiatives have become increasingly polarized issues, with strong opponents and proponents. The federal government and some states have introduced or passed bills to restrict, regulate, or prohibit ESG initiatives. See Item 1. Business—Regulatory Considerations—Climate and —Debanking and Fair Access for additional information. The ESG landscape is dynamic and constantly evolving, and significant resources are required to monitor the rapidly changing regulatory landscape and to comply with the regulations and expectations. If our ESG practices do not meet (or are viewed as not meeting) investor or other stakeholder expectations and standards, our reputation and employee and customer retention may be adversely affected. In addition, our failure to comply with any applicable regulations could lead to penalties, adversely impact our access to capital and impact third parties on which we rely. The failure to meet ESG expectations or comply with applicable regulations could have an adverse effect on our business, financial condition or results of operations.

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

Our accounting policies and processes require management to make judgments, assumptions or estimates about matters, which may result in us reporting materially different results or amounts than would have been reported using different judgments, assumptions or estimates.

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

Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results, and we may rely on them in making decisions that adversely affect our business or the information we provide to our investors and regulators.

We rely on qualitative and quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications and grading of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models and their outputs will prove inefficient, ineffective or harmful to us. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on risk monitoring, refer to the “Risk Management” section included in Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We may fail to maintain an effective system of internal control over financial reporting, which, among other things, could hinder our ability to prevent fraud and provide reliable financial reports to key stakeholders.

We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. We may discover material weaknesses or significant deficiencies requiring remediation, which would require additional expense and diversion of management attention, among other consequences.

Any failure to maintain effective internal controls or to implement any necessary improvement of our internal controls in a timely manner could, among other things, result in losses from fraud or error, harm our reputation, cause us to violate regulatory requirements or otherwise become subject to legal liability, or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations, financial condition and the market value of our common stock.

Item 1C. Cybersecurity

Risk Management and Strategy
BancShares maintains a robust framework for identifying, assessing, monitoring, and managing material risks from cybersecurity threats, integrating processes and controls within our overall risk management program. As part of its cybersecurity risk management framework, BancShares leverages a Three Lines of Defense model (the “Three Lines Model”) to promote clarity of roles and responsibilities in managing risk. Under the Three Lines Model, our Enterprise Cyber Security Office (“ECSO”), led by our Chief Information Security Officer (the “CISO”), acts as a first line of defense and has primary responsibility for identifying, assessing, monitoring, and managing material risks from cybersecurity threats. Our CISO reports to our Chief Information and Operations Officer (“CIOO”), who reports directly to our Chief Executive Officer. Within ECSO, the Cyber Security Operation Center identifies, assesses, monitors, and manages potential cybersecurity events in coordination with the Enterprise Technology Enterprise Incident Management (“EIM”) team, escalating incidents and events to EIM in accordance with established procedures and the Enterprise Severity Matrix. In addition, BancShares maintains a third-party risk management team tasked with managing risk posed by third-party engagements, including from cybersecurity threats.

Second-line independent risk management, including compliance, enterprise risk management, and operational risk management, works with the first line to manage material risks in accordance with BancShares’ Risk Appetite Policy. The Risk Appetite Policy requires the first line to annually document and align business strategies and key indicators with risk appetite thresholds. The third-line in the Three Lines Model is our internal audit team, which provides independent assurance that enterprise cybersecurity controls are designed appropriately and operating effectively.

BancShares maintains processes for reporting and escalation from each line of defense through management to senior leadership, to management-level committees, to committees of the Board and to the Board, as appropriate. Reporting includes top and emerging risks and other operational risk metrics.
BancShares follows a defense-in-depth strategy implemented through a layered control framework to protect the organization against cybersecurity threats and attacks. ECSO remains committed to maintaining and improving preventative and detective controls and enhancing our defenses in response to the evolving threat landscape. This mission is supported by policy, standards, and procedures which align to industry frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

BancShares has implemented a threat awareness program that includes cross-organizational information sharing capabilities for threat intelligence and membership and engagement with intelligence communities, including but not limited to, the Financial Services Information Sharing and Analysis Center, the Financial Services Sector Coordinating Council, the Federal Bureau of Investigation, and the U.S. Department of Homeland Security. BancShares also utilizes external experts and third-party assessors to maximize its risk intelligence coverage and to enhance risk detection and remediation capabilities. BancShares engages internal audit, external assessors, and consultants to independently assess, benchmark, and support scaling of its cybersecurity risk management and detection capabilities. Consultants also assess BancShares’ cybersecurity systems and perform vulnerability testing to identify control gaps and improvement opportunities.

The BancShares information security program continues to operate under heightened awareness due to industry threats and recent acquisitions. For more information regarding the risks we face from cybersecurity threats, refer to Item 1A. Risk Factors. Thus far, there have been no cybersecurity incidents that we have determined to have materially affected or to be reasonably likely to materially affect us, including with respect to our business, results of operations, or financial condition. The focus continues to be on monitoring the threat landscape and integration of entities, and enhancing our cybersecurity posture and capabilities.

Governance
The Board has oversight responsibility for the organization and its activities, including enterprise risk management and cybersecurity risks. The Board conducts oversight of management through board committees, presentations from senior leadership, and routine Board-directed reporting to ensure management continues to operate and conduct business in alignment with BancShares’ Risk Appetite Statement. Additionally, the Board receives regular reports from the respective board committees and regular program updates.

Board oversight of cybersecurity and the ECSO organization is delegated to the Technology Committee of the Board. The Technology Committee oversees cybersecurity and other risks through reporting from management and regular program updates. The Technology Committee receives information on cybersecurity risk, including risk appetite thresholds, breaches and emerging risks, and the control environment, from various sources, including the CIOO, CISO, second-line independent risk management, and internal audit. Additionally, the Technology Committee reviews BancShares’ information security policy and program with a focus on whether they are appropriate to protect the data, records, and proprietary information of BancShares as well as that of its customers and employees. The Risk Committee of the Board is responsible for our operational risk management, including oversight of the operation of our risk management framework and its application to cybersecurity and other categories of operational risk.

In addition, the Audit Committee of the Board monitors internal audit’s coverage of cybersecurity governance, risks, and related controls, including any identified deficiencies that could adversely affect the ability to record, process, summarize, and report financial data.

Management-level committees (“Management Committees”), which include as members the CISO and other cybersecurity leadership, have clear lines of communication with the Board and its committees. The Management Committees are designed with a purpose-driven scope and decision-making authority and are required to provide the Board with regular reporting of management’s business activities and the potential risk associated with those activities. Management Committees are informed by EIM following the incident management process.

The CISO is responsible for assessing and managing material cyber risks. The CISO’s expertise with managing cybersecurity operations, security engineering, architecture and design, threat hunting/intelligence and insider threat programs is based on more than 14 years of cybersecurity experience with prior roles as head of cyber operations at LFIs as well as over 20 years spent testing and maturing cyber programs in a variety of security roles. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity events by ECSO through regular reporting and escalations, as required. The CIOO, the CISO, and others, report information about material risks from cybersecurity threats to the Board or a committee or subcommittee of the Board.

Item 2. Properties

We are headquartered in a nine-story building with approximately 163,000 square feet that is located in Raleigh, North Carolina, which is owned by FCB. FCB also owns and occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data or operations centers. As of December 31, 2025, FCB operated more than 500 branches and offices throughout the United States. FCB owns many of our branch buildings and leases other facilities from third parties. We believe that these properties are in good condition, are well maintained, and are suitable and adequate for our business needs.

Additional information relating to leased office space is set forth in Note 7—Leases and additional information relating to premises and equipment is set forth in Note 8—Premises and Equipment of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings.

Information relating to legal proceedings is set forth in Note 22—Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

PART II—OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Parent Company has two classes of common stock—Class A and Class B common stock. Shares of Class A common stock have one vote per share, while shares of Class B common stock have 16 votes per share. The Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 13, 2026, there were 838 and 115 holders of record with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for the Parent Company’s Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 2,250,289 shares during the fourth quarter of 2025 and 2,160,372 shares for the year ended December 31, 2025. The Class B common stock monthly trading volume averaged 1,503 shares during the fourth quarter of 2025 and 1,861 shares for the year ended December 31, 2025.

On July 25, 2025, BancShares announced that the Board authorized a new share repurchase program (the “2025 SRP”), which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. Repurchases under the 2025 SRP commenced in September 2025 upon the completion of the $3.5 billion share repurchase program announced in July 2024 (the “2024 SRP”). During 2025, BancShares repurchased approximately $3.03 billion of its Class A common stock in aggregate under the 2024 SRP and the 2025 SRP. The total capacity remaining under the 2025 SRP was $2.81 billion as of December 31, 2025.

During the fourth quarter of 2025, we repurchased 479,470 shares of our Class A common stock for approximately $900 million and paid a dividend of $2.10 per share on our Class A and Class B common stock. Shares repurchased during the fourth quarter of 2025 represented 4.13% of Class A common stock and 3.80% of total Class A and Class B common stock outstanding at September 30, 2025. From inception of the 2024 SRP and 2025 SRP through December 31, 2025, we have repurchased 2,393,103 shares of our Class A common stock for approximately $4.69 billion, representing 17.69% of Class A common stock and 16.47% of total Class A and Class B common stock outstanding as of June 30, 2024.

From January 1, 2026 through February 13, 2026, BancShares repurchased additional shares of Class A common stock for a total of $443 million and has total capacity remaining under the 2025 SRP of $2.37 billion as of February 13, 2026.

Under the 2025 SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

The following table summarizes our monthly Class A common stock repurchase activity during the fourth quarter of 2025.

Issuer Repurchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from October 1 - 31, 2025	183,077	$1,757.16	183,077	$3,389
Repurchases from November 1 - 30, 2025	146,134	1,834.03	146,134	3,121
Repurchases from December 1 - 31, 2025	150,259	2,065.04	150,259	2,811
Total	479,470	$1,877.07	479,470	$2,811

The graph and table below compare the cumulative total shareholder return (“CTSR”) of our Class A common stock to selected industry and broad-market indices. The broad-market index comparison is to the Nasdaq US Benchmark Total Return Index and the industry index comparison is to the KBW Nasdaq Bank Total Return Index, which includes banking stocks representing large U.S. national money centers, regional banks and thrift institutions. Each trend line assumes $100 was invested on December 31, 2020, and dividends were reinvested for additional shares.

The performance graph represents past performance and should not be considered to be an indication of future performance.

	2020	2021	2022	2023	2024	2025
FCNCA	$100	$145	$133	$248	$371	$378
Nasdaq US Benchmark Total Return Index	100	126	101	128	159	187
KBW Nasdaq Bank Total Return Index	100	138	109	108	148	196

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis (“MD&A”) of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of BancShares. Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this MD&A refer to our consolidated financial condition and results of operations.

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

Comparisons of the financial data as of and for the years ended December 31, 2024 and 2023 are contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of BancShares’ Annual Report on Form 10-K as of and for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC on February 21, 2025 and available through our investor relations website ir.firstcitizens.com or the SEC’s EDGAR database.

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

•Operational Efficiency
▪Optimize processes and systems to reduce organizational complexity and maximize productivity.
▪Continue to streamline systems to simplify our information technology operating environment and improve our data infrastructure.

•Balance Sheet Optimization
▪Manage our balance sheet prudently to optimize our funding and liquidity profile while driving core deposit growth and enhancing returns.

Recent Events

Equity Transactions
Share Repurchase Programs
On July 25, 2025, BancShares announced that the Board authorized the 2025 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. Repurchases under the 2025 SRP commenced in September 2025 upon the completion of the $3.5 billion 2024 SRP announced in July 2024. During 2025, BancShares repurchased $3.03 billion of its Class A common stock in aggregate under the 2024 SRP and the 2025 SRP. The total capacity remaining under the 2025 SRP was $2.81 billion as of December 31, 2025 and $2.37 billion as of February 13, 2026.

Refer to Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding repurchases of Class A common stock.

Preferred Stock Issuances
On November 18, 2025, the Parent Company issued and sold 7.000% non-cumulative perpetual preferred stock, series D, for a total of $500 million. In February 2026, the Parent Company issued and sold 6.625% non-cumulative perpetual preferred stock, series E for a total of $400 million. Refer to Note 15—Stockholders' Equity for further information, including depositary shares and liquidation preference.

Debt Transactions
Partial Prepayments of the Purchase Money Note
In connection with the SVBB Acquisition (as defined and described in Note 2—Business Combinations), FCB issued a five-year, 3.50% fixed rate Purchase Money Note (as defined in Note 2—Business Combinations), which had a carrying value of $33.39 billion and $35.82 billion at December 31, 2025 and 2024, respectively. During December 2025, FCB prepaid $2.49 billion of the Purchase Money Note (the “Partial Prepayment of the Purchase Money Note”), which resulted in a $9 million loss on extinguishment of debt. We will continue to monitor the interest rate environment and FCB’s collateral position for the Purchase Money Note and assess further prepayments as discussed below in the Funding, Liquidity and Capital Overview. In both January 2026 and February 2026, we made additional prepayments of approximately $500 million.

Debt Redemption
On June 15, 2025, the Parent Company executed a callable feature and redeemed all $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030 (when combined with the Purchase Money Note Partial Prepayment, the “2025 Debt Redemptions”).

Debt Issuances
The Parent Company issued and sold the following during 2025 (together the “2025 Debt Issuances”) in public offerings:
•On September 5, 2025, $600 million aggregate principal amount of its 5.600% Fixed Rate Reset Subordinated Notes due in 2035, and
•On March 12, 2025, $500 million aggregate principal amount of its 5.231% Fixed-to-Floating Rate Senior Notes due in 2031 and $750 million aggregate principal amount of its 6.254% Fixed-to-Fixed Rate Subordinated Notes due in 2040.

Pending Branch Acquisition
On October 16, 2025, FCB announced the BMO Branch Acquisition to acquire 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.7 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in the second half of 2026, subject to customary closing terms and conditions and regulatory approvals.

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

The impacts to the Risk-Based Capital Ratios resulting from the Shared-Loss Termination Agreement are discussed in the “Capital” section of this MD&A.

Financial Reporting Updates
Changes to Reportable Segments
As of December 31, 2025, our reportable segments included the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. During 2025, we made the following Segment Reporting Updates:
•All components previously reported in the SVB Commercial segment and certain components of the General Bank segment were consolidated into the Commercial Bank segment.
•We made minor updates to our segment expense allocations.

Segment disclosures for the years ended December 31, 2024 and 2023 included in this Form 10-K were recast to conform with the Segment Reporting Updates summarized above.

Loan Class Changes
At December 31, 2025, our commercial loan classes included: commercial and industrial, capital call lines, owner occupied commercial mortgage, investor dependent, and commercial real estate, while our consumer loan classes included: residential mortgage, revolving mortgage, auto, and other consumer.

During 2025, we changed our loan classes (“Loan Class Changes”) from the loan classes in the 2024 Form 10-K. The Loan Class Changes recast capital call lines and commercial real estate into separate loan classes, and recast SVB loan classes into the commercial loan classes. Additionally, investor dependent - early stage and investor dependent - growth stage were combined into a single investor dependent loan class.

The Loan Class Changes are further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for all periods presented in this Form 10-K were recast to reflect the Loan Class Changes.

Recent Economic, Industry and Regulatory Developments
Entering 2025, the FOMC had reduced the benchmark federal funds rate to a range between 4.25% - 4.50% and maintained this level until its September meeting. During each of its September, October and December meetings in 2025, the FOMC reduced the benchmark federal funds rate by a quarter-point, to a range between 3.50% - 3.75% as of December 31, 2025. During the January 2026 FOMC meeting, the benchmark federal funds rate was left unchanged.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including IEEPA. In February 2026, the Supreme Court ruled that IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including regarding potential refunds of tariffs paid under IEEPA, and the U.S. government could respond with replacement measures under other legal authorities. We continue to closely monitor both the impact and potential impact of such measures on our business, our customers and on overall economic conditions in the United States.

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains several provisions that impact corporate taxation. The enactment of the OBBBA did not have a material impact on our tax rate or results of operations.

Financial Performance Summary

The following tables in this MD&A include financial data as of and for the year ended December 31, 2025 (the “current year”), December 31, 2024 (the “prior year”) and December 31, 2023. We focus the discussion of our financial position by comparing balances as of December 31, 2025 to December 31, 2024. Percent changes within this MD&A are based on unrounded amounts and may not recalculate precisely using the displayed rounded balances.

Table 1
Selected Financial Data

dollars in millions, except share data	Year Ended December 31,
	2025	2024	2023
Results of Operations:
Interest income	$11,778	$12,353	$10,391
Interest expense	4,964	5,210	3,679
Net interest income	6,814	7,143	6,712
Provision for credit losses	514	431	1,375
Net interest income after provision for credit losses	6,300	6,712	5,337
Noninterest income	2,727	2,615	12,075
Noninterest expense	6,056	5,735	5,335
Income before income taxes	2,971	3,592	12,077
Income tax expense	765	815	611
Net income	2,206	2,777	11,466
Preferred stock dividends	57	61	59
Net income available to common stockholders	$2,149	$2,716	$11,407
Per Common Share Information:
Weighted average common shares outstanding (diluted)	13,002,455	14,342,655	14,539,613
Diluted earnings per common share	$165.24	$189.41	$784.51
Key Performance Metrics:
Return on average assets	0.96%	1.26%	5.90%
Net interest margin (1)	3.25	3.54	3.92
Net interest margin, excluding purchase accounting accretion or amortization (1) (2)	3.13	3.30	3.50
Select Average Balances:
Investment securities	$44,160	$37,029	$23,112
Total loans and leases (3)	143,227	137,546	119,234
Operating lease equipment, net	9,432	9,003	8,495
Total assets	229,266	219,800	194,281
Total deposits	159,486	151,004	130,590
Total borrowings	38,061	37,399	31,843
Total stockholders’ equity	22,357	22,297	17,937

Select Ending Balances:
Investment securities	$41,564	$44,090	$29,999
Total loans and leases	147,930	140,221	133,302
Operating lease equipment, net	9,621	9,323	8,746
Total assets	229,698	223,720	213,758
Total deposits	161,578	155,229	145,854
Total borrowings	36,008	37,051	37,654
Total stockholders’ equity	22,238	22,228	21,255
Loan to deposit ratio	91.55%	90.33%	91.39%
Noninterest-bearing deposits to total deposits	25.16	24.89	27.29
Capital Ratios:
Total risk-based capital	13.71%	15.04%	15.75%
Tier 1 risk-based capital	11.91	13.53	13.94
Common equity Tier 1	11.15	12.99	13.36
Tier 1 leverage	9.29	9.90	9.83
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.88%	0.84%	0.73%
Allowance for loan and lease losses to loans ratio	1.06	1.20	1.31
(1)     Calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.
(2)     Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(3) Average loan balances include loans held for sale and nonaccrual loans.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” and “Balance Sheet Analysis” sections of this MD&A.

Income Statement Highlights
•Net income for the current year was $2.21 billion, a decrease of $571 million or 21%, from $2.78 billion for the prior year. Net income available to common stockholders for the current year was $2.15 billion, a decrease of $567 million or 21%, from $2.72 billion for the prior year. Earnings per diluted common share for the current year was $165.24, a decrease from $189.41 for the prior year. The decrease in net income and net income available to common stockholders was due to lower NII, higher noninterest expense and provision for credit losses, partially offset by higher noninterest income and lower income tax expense, as further discussed below.
•NII for the current year was $6.81 billion, a decrease of $329 million or 5%, from $7.14 billion for the prior year. NIM for the current year was 3.25%, a decrease of 29 bps, from 3.54% for the prior year. The decreases in NII and NIM were mainly due to lower yields on loans, lower average balance and yields on interest-earning deposits at banks, and lower PAA, partially offset by the impacts of a decline in the rate paid on interest-bearing deposits and a higher average balance of loans and investment securities.
◦PAA for the current year was $251 million, a decrease of $230 million, from $481 million for the prior year. NIM, excluding PAA,(1) for the current year was 3.13%, a decrease of 17 bps, from 3.30% for the prior year.
•Noninterest income for the current year was $2.73 billion, an increase of $112 million or 4%, from $2.62 billion for the prior year, mostly due to increases in rental income on operating lease equipment of $48 million, wealth management services of $18 million, international fees of $17 million, other noninterest income of $12 million, deposit fees and service charges of $11 million, and lending related fees of $9 million, partially offset by a modest decrease in cardholder services.
•Noninterest expense for the current year was $6.06 billion, an increase of $321 million or 6% from $5.74 billion for the prior year, mostly due to increases in personnel cost of $216 million, marketing expense of $66 million, equipment expense of $51 million, third-party processing fees of $38 million, and maintenance and other operating lease expenses of $25 million, partially offset by a decrease in acquisition-related expenses of $69 million.
•Provision for credit losses for the current year was $514 million, an increase of $83 million or 19%, from $431 million for the prior year. The current year provision for credit losses included a provision for loan and lease losses of $530 million, partially offset by a benefit for off-balance sheet credit exposure of $18 million.
◦The provision for loan and lease losses for the current year was $530 million, an increase of $61 million, from $469 million for the prior year, mainly attributable to an increase in net charge-offs of $100 million, which included a charge-off of $82 million on a single supply chain finance client, partially offset by an ALLL reserve release that increased $39 million compared to the prior year. The reserve release in the current year was $110 million, compared to $71 million in the prior year. The ALLL reserve release is discussed below in the Balance Sheet Highlights.
◦The benefit for off-balance sheet credit exposure for the current year was $18 million, compared to $38 million for the prior year.
•Income tax expense for the current year was $765 million, a decrease of $50 million, from $815 million for the prior year, largely due to lower income before income taxes.
•Return on average assets for the current year was 0.96%, compared to 1.26% for the prior year due to the decrease in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at December 31, 2025 were $147.93 billion, an increase of $7.71 billion or 6% from $140.22 billion at December 31, 2024. Loan growth in the Commercial Bank segment of $7.64 billion was mainly in Global Fund Banking and other industry verticals, primarily technology media and telecommunications (“TMT”) and Healthcare. Loan growth of $71 million in the General Bank segment was primarily in Wealth, SBA and Community Association Banking portfolios, partially offset by a transfer of $694 million residential mortgage loans to held for sale in December 2025.
•Investment securities at December 31, 2025 were $41.56 billion, a decrease of $2.53 billion or 6% from $44.09 billion at December 31, 2024, as maturities and sales offset the purchase of short duration available for sale U.S. treasury and agency mortgage-backed securities. Investment securities were a primary funding source for the $2.49 billion Partial Prepayment of the Purchase Money Note in December 2025.
•Deposits at December 31, 2025 were $161.58 billion, an increase of $6.35 billion or 4% from $155.23 billion at December 31, 2024. As shown in Table 2 below, the increase from December 31, 2024 was attributable to deposit growth in Corporate of $3.02 billion (which primarily includes the Direct Bank), the General Bank segment of $1.84 billion and the Commercial Bank segment of $1.51 billion. Noninterest-bearing deposits grew by $2.02 billion or 5% compared to December 31, 2024 and represented 25.2% of total deposits as of December 31, 2025, compared to 24.9% at December 31, 2024.
•Borrowings at December 31, 2025 were $36.01 billion, a decrease of $1.04 billion or 3%, from $37.05 billion at December 31, 2024. The decrease was primarily due to the 2025 Debt Redemptions with an aggregate principal amount of $2.84 billion, which includes the $2.49 billion Partial Prepayment of the Purchase Money Note, partially offset by the 2025 Debt Issuances with aggregate principal amounts totaling $1.85 billion.
•The ALLL was $1.57 billion at December 31, 2025, compared to $1.68 billion at December 31, 2024, resulting in an ALLL reserve release of $110 million in the current year, mainly driven by loan growth concentrated in capital call lines which have a lower loss rate relative to our other loan portfolios, elimination of the reserves related to Hurricane Helene, a modest shift in our weighting from the downside to baseline economic scenario (as further discussed in the “Critical Accounting Estimates” section of this MD&A), improvements in the economic outlook and credit quality, and lower specific reserves for individually evaluated loans. The ALLL reserve release was $71 million in the prior year. The ALLL as a percentage of loans was 1.06% at December 31, 2025, a decrease of 14 bps from 1.20% at December 31, 2024.
•Interest-earning deposits at banks were $19.80 billion at December 31, 2025, a decrease of $1.56 billion, compared to $21.36 billion at December 31, 2024, a function of the balance sheet trends discussed above.
•At December 31, 2025, BancShares remained well capitalized with a total risk-based capital ratio of 13.71%, a Tier 1 risk-based capital ratio of 11.91%, a CET1 ratio of 11.15% and a Tier 1 leverage ratio of 9.29%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented approximately 82% of total funding at December 31, 2025.

Table 2
Deposit Trends

dollars in millions	Deposit Balance
	December 31, 2025	December 31, 2024
General Bank segment	$74,796	$72,956
Commercial Bank segment	41,532	40,026
Corporate and Rail segment	45,250	42,247
Total deposits	$161,578	$155,229

Deposit trends for the segments and Corporate at December 31, 2025 compared to December 31, 2024 are discussed below:
•Corporate deposit growth of $3.02 billion was mainly in the Direct Bank, which consists primarily of savings accounts.
•General Bank segment deposit growth of $1.84 billion was primarily concentrated in our Branch Network. Deposit growth was in money market, partially offset by lower time deposits.
•Commercial Bank segment deposit growth of $1.51 billion was mostly in Global Fund Banking. Most of the growth was in noninterest-bearing demand and money-market, partially offset by a decline in interest-bearing checking.

Total uninsured deposits were approximately $61.81 billion or 38% of total deposits at December 31, 2025 and $59.51 billion or 38% at December 31, 2024.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At December 31, 2025, we had $56.01 billion in high-quality liquid assets consisting of $19.11 billion in cash and interest-earning deposits at banks (primarily held at the FRB and $36.90 billion in high-quality liquid securities (“HQLS”). HQLS are mainly comprised of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the FHLB and FRB of $17.78 billion and $12.96 billion, respectively.

In connection with the SVBB Acquisition (as defined and described in Note 2—Business Combinations), FCB and the FDIC, as lender and as collateral agent, entered into the Advance Facility Agreement (as defined and described in Note 2—Business Combinations). The draw period under the Advance Facility Agreement ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. Subsequently, we increased our borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans historically not pledged to the FRB. Refer to the “Risk Management—Liquidity Risk” section of this MD&A for further discussion.

Also in connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note (as defined in Note 2—Business Combinations), which had a carrying value of $33.39 billion at December 31, 2025. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. As noted above in “Executive Overview—Recent Events,” FCB made a $2.49 billion Partial Prepayment of the Purchase Money Note in December 2025 and additional prepayments of $500 million in both January and February 2026. We will continue to monitor the interest rate environment and FCB’s collateral position for the Purchase Money Note and assess whether any further voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, loan portfolio sales, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate.

Investment Securities Duration
At December 31, 2025, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was approximately 2.7 years at December 31, 2025. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 4.1 years. Refer to the “Balance Sheet Analysis—Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 3
Investment Securities Summary

dollars in millions	December 31, 2025
	Composition (1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	78.6%	$31,952	$31,790	99.5%
Total investment securities held to maturity	21.1	9,647	8,491	88.0
Investment in marketable equity securities	0.3	83	127	153.1
Total investment securities	100%	$41,682	$40,408
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At December 31, 2025, all Regulatory Capital Ratios for BancShares and FCB exceeded the PCA well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 4
Average Balances, Yields and Rates, NII, and NIM

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Year Ended		Increase (Decrease)		Year Ended			Year Ended			Increase (Decrease) due to:
	Dec 31, 2025	Dec 31, 2024			Dec 31, 2025	Dec 31, 2024	Increase (decrease) bps	Dec 31, 2025	Dec 31, 2024	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$141,934	$136,026	$5,908	4%	6.41%	7.00%	(59)	$9,096	$9,528	$(432)	$400	$(832)
Investment securities	44,160	37,029	7,131	19	3.80	3.60	20	1,678	1,334	344	268	76
Securities purchased under agreements to resell	272	247	25	10	4.25	5.18	(93)	12	13	(1)	1	(2)
Interest-earning deposits at banks	23,292	28,276	(4,984)	(18)	4.26	5.23	(97)	992	1,478	(486)	(237)	(249)
Total interest-earning assets (2)	$209,658	$201,578	$8,080	4	5.61	6.12	(51)	$11,778	$12,353	$(575)	$432	$(1,007)

Noninterest-earning assets	19,608	18,222	1,386	8
Total assets	$229,266	$219,800	$9,466	4

Interest-bearing deposits
Checking with interest	$23,447	$24,199	$(752)	(3)%	1.68%	2.17%	(49)	$394	$526	$(132)	$(16)	$(116)
Money market	38,493	33,107	5,386	16	2.77	3.11	(34)	1,066	1,031	35	157	(122)
Savings	45,936	38,997	6,939	18	3.68	4.26	(58)	1,692	1,663	29	273	(244)
Time deposits	11,592	15,202	(3,610)	(24)	3.51	4.23	(72)	407	644	(237)	(138)	(99)
Total interest-bearing deposits	119,468	111,505	7,963	7	2.98	3.47	(49)	3,559	3,864	(305)	276	(581)
Borrowings:
Securities sold under customer repurchase agreements	401	392	9	3	0.53	0.51	2	2	2	—	—	—
Senior unsecured borrowings	460	292	168	58	5.22	2.63	259	24	8	16	6	10
Subordinated debt	1,391	889	502	56	4.84	3.18	166	68	29	39	20	19
Other borrowings	35,809	35,826	(17)	—	3.66	3.65	1	1,311	1,307	4	(1)	5
Long-term borrowings	37,660	37,007	653	2	3.72	3.63	9	1,403	1,344	59	25	34
Total borrowings	38,061	37,399	662	2	3.69	3.60	9	1,405	1,346	59	25	34
Total interest-bearing liabilities	$157,529	$148,904	$8,625	6	3.15	3.50	(35)	$4,964	$5,210	$(246)	$301	$(547)

Noninterest-bearing liabilities	$49,380	$48,599	$781	2
Stockholders' equity	22,357	22,297	60	—
Total liabilities and stockholders’ equity	$229,266	$219,800	$9,466	4

Net interest spread (2)					2.46%	2.62%	(16)
Net interest margin and net interest income (2)					3.25%	3.54%	(29)	$6,814	$7,143	$(329)
((1) Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII and NIM
The table above quantifies the increases or decreases for the current year compared to the prior year for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:
•NII for the current year was $6.81 billion, a decrease of $329 million or 5%, from $7.14 billion for the prior year. NII, excluding PAA,(1) was $6.56 billion for the current year, a decrease of $99 million, from $6.66 billion for the prior year. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on interest-earning deposits at banks for the current year was $992 million, a decrease of $486 million or 33%, from $1.48 billion for the prior year, due to a decline in the federal funds rate and a lower average balance.
◦Interest income on loans and leases for the current year was $9.10 billion, a decrease of $432 million or 5%, from $9.53 billion for the prior year, mainly due to a lower yield and lower loan PAA, partially offset by the impact of a higher average balance.
•Interest income on loans and leases, excluding loan PAA,(1) was $8.81 billion for the current year, a decrease of $216 million, from $9.02 billion for the prior year.
•Loan PAA was $289 million in the current year, a decrease of $216 million, from $505 million for the prior year.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current year was $1.69 billion, an increase of $343 million or 26%, from $1.35 billion for the prior year, mainly due to a higher average balance and a higher yield.
◦Interest expense on interest-bearing deposits for the current year was $3.56 billion, a decrease of $305 million or 8%, from $3.86 billion for the prior year, as a lower rate paid was partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the current year was $1.41 billion, an increase of $59 million or 4%, from $1.35 billion for the prior year, primarily due to a higher rate paid and a higher average balance, reflecting the 2025 Debt Issuances.
•NIM for the current year was 3.25%, a decrease of 29 bps, from 3.54% for the prior year. The decline in NIM was mainly due to lower yields on loans, lower average balance and yields on interest-earning deposits at banks, and lower PAA, partially offset by the impacts of a decline in the rate paid on interest-bearing deposits and a higher average balance of loans and investment securities. NIM, excluding PAA,(1) was 3.13% for the current year, a decrease of 17 bps, from 3.30% for the prior year.
◦The yield on average interest-earning assets for the current year was 5.61%, a decrease of 51 bps, from 6.12% for the prior year, mainly due to a decline in yield on loans and interest-earning deposits at banks, as well as lower loan PAA, partially offset by a higher yield on investment securities.
◦The rate paid on average interest-bearing liabilities for the current year was 3.15%, a decrease of 35 bps, from 3.50% for the prior year, primarily due to a lower rate paid on interest-bearing deposits, partially offset by the impacts of a higher average balance of interest-bearing deposits, and a higher average balance and rate paid for borrowings as a result of the 2025 Debt Issuances.
(1) Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.
Refer to the “Executive Overview—Financial Performance Summary—Balance Sheet Highlights,” “Balance Sheet Analysis—Interest-earning Assets,” and “Balance Sheet Analysis—Interest-bearing Liabilities” sections of this MD&A for discussions of balance sheet trends that impact average interest-earning assets, average interest-bearing liabilities, and the related yields and rates paid.

Table 5
Average Balances, Yields and Rates, NII, and NIM

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Year Ended		Increase (Decrease)		Year Ended			Year Ended			Increase (Decrease) due to:
	Dec 31, 2024	Dec 31, 2023			Dec 31, 2024	Dec 31, 2023	Increase (decrease) bps	Dec 31, 2024	Dec 31, 2023	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$136,026	$117,708	$18,318	16%	7.00%	6.95%	5	$9,528	$8,187	$1,341	$1,278	$63
Investment securities	37,029	23,112	13,917	60	3.60	2.77	83	1,334	640	694	462	232
Securities purchased under agreements to resell	247	161	86	53	5.18	5.20	(2)	13	8	5	5	—
Interest-earning deposits at banks	28,276	29,790	(1,514)	(5)	5.23	5.22	1	1,478	1,556	(78)	(79)	1
Total interest-earning assets (2)	$201,578	$170,771	$30,807	18	6.12	6.08	4	$12,353	$10,391	$1,962	$1,666	$296

Noninterest-earning assets	18,222	23,510	(5,288)	(22)
Total assets	$219,800	$194,281	$25,519	13

Interest-bearing deposits
Checking with interest	$24,199	$22,296	$1,903	9	2.17%	1.80%	37	$526	$402	$124	$36	$88
Money market	33,107	27,583	5,524	20	3.11	2.24	87	1,031	618	413	140	273
Savings	38,997	26,104	12,893	49	4.26	3.69	57	1,663	963	700	532	168
Time deposits	15,202	14,947	255	2	4.23	3.44	79	644	514	130	10	120
Total interest-bearing deposits	111,505	90,930	20,575	23	3.47	2.75	72	3,864	2,497	1,367	718	649
Borrowings:
Securities sold under customer repurchase agreements	392	455	(63)	(14)	0.51	0.35	16	2	2	—	—	—
Short-term FHLB borrowings	—	108	(108)	(100)	—	4.79	(479)	—	5	(5)	(6)	1
Short-term borrowings	392	563	(171)	(30)	0.51	1.20	(69)	2	7	(5)	(6)	1
FHLB borrowings	—	2,307	(2,307)	(100)	—	5.22	(522)	—	120	(120)	(74)	(46)
Senior unsecured borrowings	292	608	(316)	(52)	2.63	2.21	42	8	14	(6)	(8)	2
Subordinated debt	889	1,043	(154)	(15)	3.18	3.65	(47)	29	39	(10)	(5)	(5)
Other borrowings	35,826	27,322	8,504	31	3.65	3.67	(2)	1,307	1,002	305	310	(5)
Long-term borrowings	37,007	31,280	5,727	18	3.63	3.75	(12)	1,344	1,175	169	223	(54)
Total borrowings	37,399	31,843	5,556	17	3.60	3.71	(11)	1,346	1,182	164	217	(53)
Total interest-bearing liabilities	$148,904	$122,773	$26,131	21	3.50	3.00	50	$5,210	$3,679	$1,531	$935	$596

Noninterest-bearing liabilities	$48,599	$53,571	$(4,972)	(9)
Stockholders' equity	22,297	17,937	4,360	24
Total liabilities and stockholders’ equity	$219,800	$194,281	$25,519	13

Net interest spread (2)					2.62%	3.08%	(46)
Net interest margin and net interest income (2)					3.54%	3.92%	(38)	$7,143	$6,712	$431
((1) Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 6
Average Interest-earning Asset Mix

	Year Ended December 31,
	2025	2024	2023
Loans and leases	68%	68%	69%
Investment securities	21	18	14
Interest-earning deposits at banks	11	14	17
Total interest-earning assets	100%	100%	100%

The following table shows the average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 7
Average Interest-bearing Liability Mix

	Year Ended December 31,
	2025	2024	2023
Total interest-bearing deposits	76%	75%	74%
Long-term borrowings	24	25	26
Total interest-bearing liabilities	100%	100%	100%

Provision for Credit Losses

Table 8
Provision for Credit Losses

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
	2025	2024	2023
Day 2 Provision for Loan and Lease Losses (1)	$—	$—	$462	$—	—%
Provision for loan and lease losses	530	469	703	61	14
Total provision for loan and lease losses	530	469	1,165	61	14
Day 2 Provision for Off-Balance Sheet Credit Exposure (1)	—	—	254	—	—
Benefit for off-balance sheet credit exposure	(18)	(38)	(44)	20	52
Total (benefit) provision for off-balance sheet credit exposure	(18)	(38)	210	20	52
Provision for other receivables	2	—	—	2	100
Provision for credit losses	$514	$431	$1,375	$83	19%
(1) As defined and described in Note 6—Allowance for Loan and Lease Losses

The provision for credit losses for the current year was $514 million, an increase of $83 million or 19%, from $431 million for the prior year. The current year provision for credit losses included a provision for loan and lease losses of $530 million, partially offset by a benefit for off-balance sheet credit exposure of $18 million.
•The provision for loan and lease losses for the current year was $530 million, an increase of $61 million, from $469 million for the prior year, mainly attributable to an increase in net charge-offs of $100 million, which included a charge-off of $82 million on a single supply chain finance client, partially offset by an increase in the ALLL reserve release in the current year of $39 million as a result of a $110 million reserve release in the current year, compared to a $71 million reserve release in the prior year.
◦The ALLL was $1.57 billion at December 31, 2025, compared to $1.68 billion at December 31, 2024. The decrease of $110 million was mainly driven by loan growth concentrated in capital call lines which have a lower loss rate relative to our other loan portfolios, elimination of the reserves related to Hurricane Helene, a modest shift in our weighting from the downside to baseline economic scenario (as further discussed in the “Critical Accounting Estimates” section of this MD&A), improvements in the economic outlook and credit quality, and lower specific reserves for individually evaluated loans.
•The benefit for off-balance sheet credit exposure for the current year was $18 million, a decrease of $20 million, compared to $38 million for the prior year. The lower benefit of $20 million was mostly due to trends in the volume of unfunded commitments, partially offset by a modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “Critical Accounting Estimates” section of this MD&A.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk” section of this MD&A and in Note 6—Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents noninterest income:

Table 9
Noninterest Income

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
	2025	2024	2023
Rental income on operating lease equipment	$1,096	$1,048	$971	$48	5%
Lending-related fees	266	257	218	9	3
Deposit fees and service charges	241	230	200	11	5
Client investment fees	217	213	157	4	2
Wealth management services	229	211	188	18	8
International fees	136	119	91	17	14
Factoring commissions	73	75	82	(2)	(2)
Cardholder services, net	158	163	139	(5)	(3)
Merchant services, net	52	49	48	3	4
Insurance commissions	53	55	54	(2)	(2)
Realized gain (loss) on sale of investment securities, net	3	6	(26)	(3)	(46)
Fair value adjustment on marketable equity securities, net	22	13	(11)	9	70
Gain on sale of leasing equipment, net	30	30	20	—	—
Gain on acquisition	—	—	9,808	—	—
Loss on extinguishment of debt	(9)	(2)	—	(7)	(351)
Other noninterest income	160	148	136	12	8
Total noninterest income	$2,727	$2,615	$12,075	$112	4%
Noninterest income for the current year was $2.73 billion. The main reasons for the increase of $112 million, or 4%, from $2.62 billion for the prior year, are discussed below:
•The increase in rental income on operating lease equipment of $48 million was mainly the result of growth in the railcar portfolio.
•The increase in wealth management services of $18 million was largely due to growth in assets under management.
•The increase in international fees of $17 million reflected higher volumes and commissions on foreign currency exchange transactions.
•The increase in other noninterest income of $12 million was largely due to a increases in income on tax credit investments, the favorable change in the fair value of non-marketable equity securities, and mortgage-related income, partially offset by lower derivative income and a write-down of a held for sale asset in the current year.
•The increase in deposit fees and service charges of $11 million was mostly due to higher customer activity and increased transactions due to deposit growth.

Noninterest Expense

The following table presents noninterest expense:

Table 10
Noninterest Expense

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
	2025	2024	2023
Depreciation on operating lease equipment	$398	$394	$371	$4	1%
Maintenance and other operating lease expenses	244	219	222	25	12
Personnel cost	3,294	3,078	2,636	216	7
Net occupancy expense	238	242	244	(4)	(1)
Equipment expense	555	504	422	51	10
Professional fees	115	121	71	(6)	(4)
Third-party processing fees	268	230	205	38	17
FDIC insurance expense	141	138	158	3	2
Marketing expense	142	76	102	66	86
Acquisition-related expenses	141	210	470	(69)	(33)
Intangible asset amortization	54	63	57	(9)	(15)
Other noninterest expense	466	460	377	6	2
Total noninterest expense	$6,056	$5,735	$5,335	$321	6%

Noninterest expense for the current year was $6.06 billion. The main reasons for the increase of $321 million, or 6%, from $5.74 billion for the prior year, are discussed below:
•The increase in personnel cost of $216 million was mainly due to higher salaries reflecting net staff additions, annual merit increases, promotions, and higher employee benefit costs, partially offset by lower incentive compensation..
•The decrease in acquisition-related expenses of $69 million is summarized in Table 11 below.
•The increase in marketing expense of $66 million was primarily due to marketing for Direct Bank deposits.
•The increase in equipment expense of $51 million was mostly due to higher software-related costs as we continue to scale our technology platforms.
•The increase of $38 million in third-party processing fees was due to higher transaction volume and additional services as we continue to transition to more cloud-based computing services.
•The increase of $25 million in maintenance and other operating lease expenses reflect timing and the number of railcars coming on or off lease as well as asset condition. Refer to the “Results by Segment—Rail” section of this MD&A.

Table 11
Acquisition-related Expenses

dollars in millions	Year Ended December 31,
	2025	2024	2023
Personnel cost	$57	$78	$275
Professional fees	77	109	92
Asset impairment	—	9	67
Other acquisition-related expense	7	14	36
Total acquisition-related expense	$141	$210	$470

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

Income Taxes

Table 12
Income Tax Data

dollars in millions	Year Ended December 31,
	2025	2024	2023
Income before income taxes	$2,971	$3,592	$12,077
Income tax expense	$765	$815	$611
Effective income tax rate	25.7%	22.7%	5.1%
The effective income tax rate (“ETR”) was 25.7% for the current year compared to 22.7% for the prior year. The increase for the current year ETR compared to the prior year was primarily due to the prior year U.S. federal and state provision to return benefit coupled with the revaluation of deferred taxes.

The ETR is impacted by a number of factors, including the relative mix of domestic, state, and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the current year ETR due to changes in these factors.

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

RESULTS BY SEGMENT

We made Segment Reporting Updates during 2025 as discussed in Note 1—Significant Accounting Policies and Basis of Presentation and in the “Executive Overview—Recent Events” section earlier in this MD&A. Segment disclosures for the 2024 and 2023 periods included in this Form 10-K were recast to reflect the changes.

BancShares’ segments at December 31, 2025 include the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. Under our segment expense allocation methodology, allocated expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below includes the effect of allocated expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate.

Refer to Note 21—Segment Information for descriptions of segment products and services.

General Bank
Table 13
General Bank: Financial Data

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
Earnings Summary	2025	2024	2023
Net interest income	$3,299	$2,951	$2,560	$348	12%
Total noninterest income	664	612	526	52	9
Total revenue	3,963	3,563	3,086	400	11
Personnel cost	838	783	734	55	7
All other noninterest expense	1,493	1,342	1,259	151	11
Total noninterest expense	2,331	2,125	1,993	206	10
Provision for credit losses	77	135	53	(58)	(43)
Income before income taxes	1,555	1,303	1,040	252	19
Income tax expense	380	362	279	18	5
Net income	$1,175	$941	$761	$234	25
Select Period End Balances
Loans and leases	$64,958	$64,887	$61,245	$71	—%
Deposits	74,796	72,956	68,507	1,840	3

General Bank segment net income for the current year increased $234 million compared to the prior year, primarily due to higher NII, lower provision for credit losses, and higher noninterest income, partially offset by increases in personnel cost and all other noninterest expense.
•The $348 million increase in NII was mainly due to loan growth and a lower rate paid on interest-bearing deposits, partially offset by the impact of deposit growth.
•The $58 million decrease in provision for credit losses reflects the ALLL build during the prior year, the elimination of reserves related to Hurricane Helene in the current year, and the modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “Critical Accounting Estimates” section of this MD&A.
•The $52 million increase in total noninterest income was mostly due to increases in wealth management services, deposit fees and service charges, and cardholder services.
•The $151 million increase in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $55 million increase in personnel cost was largely due to annual merit increases and promotions.

General Bank segment loans were $64.96 billion at December 31, 2025, an increase of $71 million compared to $64.89 billion at December 31, 2024, as growth in the Wealth, SBA, and Community Association Banking portfolios was mostly offset by a transfer of $694 million residential mortgage loans to held for sale in December 2025.

The General Bank segment mainly includes deposits in our Branch Network, which deploys a relationship-based approach to deposit gathering. General Bank segment deposits were $74.80 billion at December 31, 2025, an increase of $1.84 billion compared to $72.96 billion at December 31, 2024, as growth was primarily concentrated in our Branch Network. Deposit growth was in money market, partially offset by lower time deposits.

Commercial Bank

Table 14
Commercial Bank: Financial Data

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
Earnings Summary	2025	2024	2023
Net interest income	$3,205	$3,403	$2,682	$(198)	(6)%
Noninterest Income
Rental income on operating lease equipment	219	227	231	(8)	(4)
All other noninterest income	906	882	756	24	3
Total noninterest income	1,125	1,109	987	16	1
Total revenue	4,330	4,512	3,669	(182)	(4)
Noninterest Expense
Personnel cost	737	741	599	(4)	—
Depreciation on operating lease equipment	175	185	179	(10)	(6)
All other noninterest expense	1,686	1,626	1,468	60	4
Total noninterest expense	2,598	2,552	2,246	46	2
Provision for credit losses	437	296	606	141	48
Income before income taxes	1,295	1,664	817	(369)	(22)
Income tax expense	320	442	213	(122)	(28)
Net income	$975	$1,222	$604	$(247)	(20)
Select Period End Balances
Loans and leases	$82,910	$75,272	$72,034	$7,638	10%
Operating lease equipment, net	739	750	780	(11)	(1)
Deposits	41,532	40,026	38,179	1,506	4
Table 15
Reconciliation of Net Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
	2025	2024	2023
Rental income on operating leases (GAAP)	$219	$227	$231	$(8)	(4)%
Less: depreciation on operating lease equipment	175	185	179	(10)	(6)
Net rental income on operating lease equipment (non-GAAP) (1)	$44	$42	$52	$2	5
(1)    Net rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Commercial Bank segment net income for the current year decreased $247 million compared to the prior year, primarily due to lower NII, higher provision for credit losses, and higher all other noninterest expense, partially offset by lower income tax expense and higher noninterest income.
•The $198 million decrease in NII was mostly due to a lower loan yield, partially offset by loan growth and lower deposit cost.
•The $141 million increase in provision for credit losses was mainly due to higher net charge-offs in the current year (largely due to the previously discussed $82 million charge-off on a single supply chain finance client), the impact of loan growth, and a higher benefit for off-balance sheet credit exposure in the prior year, partially offset by the modest shift in our weighting from the downside to baseline economic scenario as further discussed in the “Critical Accounting Estimates” section of this MD&A.
•The $60 million increase in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•The $16 million increase in total noninterest income was largely due to higher international fees, client investment fees and lending-related fees, partially offset by lower rental income on operating lease equipment.
•The $10 million decline in depreciation on operating lease equipment was partially offset by a decrease of $8 million in rental income on operating leases, resulting in a $2 million increase in net rental income on operating lease equipment (1) (refer to the footnote to table above).

The increase of $7.64 billion in loans was mainly due to Global Fund Banking and other industry verticals, primarily TMT and Healthcare. The increase of $1.51 billion in deposits was mainly due to growth in Global Fund Banking. Most of the growth was in noninterest-bearing demand and money market, partially offset by a decline in checking with interest.

Rail
Table 16
Rail: Financial Data

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
Earnings Summary	2025	2024	2023
Net interest expense	$(213)	$(186)	$(141)	$(27)	14%
Noninterest Income
Rental income on operating lease equipment	877	821	740	56	7
All other noninterest income	16	14	5	2	8
Total noninterest income	893	835	745	58	7
Total revenue	680	649	604	31	5
Noninterest Expense
Personnel cost	26	25	22	1	3
Depreciation on operating lease equipment	223	209	192	14	7
Maintenance and other operating lease expenses	244	219	222	25	11
All other noninterest expense	72	59	50	13	23
Total noninterest expense	565	512	486	53	10
Income before income taxes	115	137	118	(22)	(16)
Income tax expense	28	36	31	(8)	(23)
Net income	$87	$101	$87	$(14)	(14)
Select Period End Balances
Loans and leases	$62	$62	$23	$—	—%
Operating lease equipment, net	8,882	8,573	7,966	309	4
Deposits	2	18	13	(16)	(89)

Table 17
Reconciliation of Net Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Year Ended December 31,			Increase (Decrease) 2025 v 2024
	2025	2024	2023
Rental income on operating leases (GAAP)	$877	$821	$740	$56	7%
Less: depreciation on operating lease equipment	223	209	192	14	7
Less: maintenance and other operating lease expenses	244	219	222	25	11
Net rental income on operating lease equipment (non-GAAP) (1)	$410	$393	$326	$17	4
(1)    Net rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Rail segment net income for the current year decreased $14 million compared to the prior year, mostly due to higher net interest expense (“NIE”) and higher total noninterest expense, partially offset by higher rental income on operating lease equipment.
•The $27 million increase in NIE was primarily due to higher funding costs, reflective of the increase in operating lease equipment.
•The $13 million increase in all other noninterest expense was primarily due to a charge related to a vendor dispute.
•Depreciation on operating lease equipment increased $14 million, reflective of growth in operating lease equipment, and maintenance and other operating lease expenses increased $25 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.
•The $56 million increase in rental income on operating lease equipment reflected portfolio growth and strong repricing.
•Net rental income on operating lease equipment (1) (see footnote to table above) increased $17 million as the increase in rental income on operating leases was partially offset by higher depreciation and maintenance on operating lease equipment.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 117% of the average prior or expiring lease rate during the fourth quarter. Railcar utilization, including commitments to lease, was 96.2% at December 31, 2025, compared to 97.6% at December 31, 2024.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at December 31, 2025 consisted of approximately 128,400 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 18
Operating Lease Railcar Portfolio by Type (units and net investment)

	December 31, 2025		December 31, 2024		December 31, 2023
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	42%	45%	42%
Tank cars	28	39	27	38	27	38
Mill/ coil gondolas	8	6	8	6	8	7
Coal	6	1	7	1	7	1
Boxcars	5	5	6	6	6	6
Other	8	8	7	7	7	6
Total	100%	100%	100%	100%	100%	100%

Table 19
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	December 31, 2025		December 31, 2024		December 31, 2023
Manufacturing	$3,782	43%	$3,467	40%	$3,281	41%
Rail	2,047	23	2,003	23	1,889	24
Wholesale	1,554	18	1,505	18	1,217	15
Oil and gas extraction / services	487	5	583	7	573	7
Energy and utilities	206	2	239	3	230	3
Other	806	9	776	9	776	10
Total	$8,882	100%	$8,573	100%	$7,966	100%

Corporate
Table 20
Corporate: Financial Data

dollars in millions	Year Ended December 31,			Increase (Decrease) Year to Date
Earnings Summary	2025	2024	2023
Net interest income	$523	$975	$1,611	$(452)	(46)%
Total noninterest income	45	59	9,817	(14)	(25)
Total revenue	568	1,034	11,428	(466)	(45)
Personnel cost	1,693	1,529	1,281	164	11
Acquisition-related expenses	141	210	470	(69)	(33)
All other noninterest expense	(1,272)	(1,193)	(1,141)	(79)	(7)
Total noninterest expense	562	546	610	16	3
Provision for credit losses	—	—	716	—	—
Income before income taxes	6	488	10,102	(482)	(99)
Income tax expense (benefit)	37	(25)	88	62	247
Net (loss) income	$(31)	$513	$10,014	$(544)	(106)
Select Period End Balances
Deposits	45,248	42,229	39,155	3,019	7%
Corporate net income for the current year decreased $544 million compared to the prior year, primarily reflecting lower NII, higher personnel cost, and higher income tax expense, partially offset by lower all other noninterest expense and acquisition-related expenses.
•The $452 million decrease in NII was mainly due to the impacts of a lower average balance of interest-earning deposits at banks, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by the impacts of a higher average balance of investment securities and a lower rate paid on interest-bearing deposits.
•The $164 million increase in personnel cost was mainly due to annual merit increases and promotions, as well as net staff additions.
•The $79 million decrease in all other noninterest expense was spread amongst various accounts, including allocated expenses. Refer to the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A for further information regarding trends in consolidated noninterest expense.
•Components of the $69 million decrease in acquisition-related expenses are presented in Table 11 in the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A.

Corporate deposits were $45.25 billion at December 31, 2025, an increase of $3.02 billion compared to $42.23 billion at December 31, 2024, due to growth in Direct Bank deposits. Total deposits in Corporate primarily include $44.80 billion of Direct Bank deposits, the vast majority of which are savings accounts, along with time deposits.

BALANCE SHEET ANALYSIS

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ALLL is included in the “Risk Management—Credit Risk—ALLL” and “Critical Accounting Estimates” sections of this MD&A and in Note 6—Allowance for Loan and Lease Losses. Information regarding our capital and regulatory capital is included in the “Capital” section of this MD&A.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of December 31, 2025 totaled $19.80 billion, a decrease of $1.56 billion or 7% from $21.36 billion at December 31, 2024. The decrease from December 31, 2024 is a function of the balance sheet trends discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at December 31, 2025 totaled $232 million, an increase of $74 million from $158 million at December 31, 2024.

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

The carrying value of investment securities at December 31, 2025 totaled $41.56 billion, a decrease of $2.53 billion or 6% from $44.09 billion at December 31, 2024. The decrease mainly resulted from maturities, sales, and prepayments totaling $17.82 billion, partially offset by purchases of $14.36 billion, which were primarily short duration available for sale U.S. treasury and agency mortgage-backed securities. Investment securities were a primary funding source for the $2.49 billion Partial Prepayment of the Purchase Money Note in December 2025, which contributed to the decrease in investment securities.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of December 31, 2025, investment securities available for sale had a pretax net unrealized loss of $162 million, compared to $762 million as of December 31, 2024, primarily reflecting changes in interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of December 31, 2025. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of December 31, 2025.

Our portfolio of investment securities held to maturity consists of U.S. Treasury and government agency mortgage-backed securities similar to those described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at December 31, 2025.

The following table presents the investment securities portfolio, segregated by major category:

Table 21
Investment Securities

dollars in millions	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)
Investment securities available for sale:
U.S. Treasury	$10,624	$10,673	26.4%	$13,897	$13,903	32.7%
Government agency	44	43	0.1	79	77	0.2
Residential mortgage-backed securities	17,683	17,623	43.6	16,161	15,620	36.7
Commercial mortgage-backed securities	3,444	3,299	8.2	3,869	3,666	8.6
Corporate bonds	145	140	0.3	489	467	1.1
Municipal bonds	12	12	—	17	17	—
Total investment securities available for sale	$31,952	$31,790	78.6%	$34,512	$33,750	79.3%
Investment in marketable equity securities	$83	$127	0.3%	$79	$101	0.2%
Investment securities held to maturity:
U.S. Treasury	$388	$373	0.9%	$483	$452	1.1%
Government agency	1,225	1,170	2.9	1,489	1,374	3.2
Residential mortgage-backed securities	4,450	3,992	9.9	4,558	3,878	9.1
Commercial mortgage-backed securities	3,337	2,729	6.8	3,407	2,729	6.5
Supranational securities	246	226	0.6	300	267	0.6
Other	1	1	—	2	2	—
Total investment securities held to maturity	$9,647	$8,491	21.1%	$10,239	$8,702	20.5%
Total investment securities	$41,682	$40,408	100.0%	$44,830	$42,553	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at December 31, 2025, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, December 31, 2025, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 22
Weighted Average Yield on Investment Securities

	December 31, 2025
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.34%	3.88%	—%	—%	4.09%
Government agency	—	3.77	—	—	3.77
Residential mortgage-backed securities (1)	—	4.44	4.33	4.15	4.20
Commercial mortgage-backed securities (1)	4.19	4.73	5.17	2.80	3.99
Corporate bonds	5.96	7.76	6.03	—	7.47
Municipal bonds	—	—	—	6.28	6.28
Total investment securities available for sale	4.34%	4.15%	4.35%	4.02%	4.16%

Investment securities held to maturity:
U.S. Treasury	—%	1.43%	—%	—%	1.43%
Government agency	1.40	1.63	1.95	—	1.61
Residential mortgage-backed securities (1)	—	—	1.02	2.84	2.66
Commercial mortgage-backed securities (1)	—	1.83	4.65	2.46	2.47
Supranational securities	—	1.64	—	—	1.64
Other	3.46	—	—	—	3.46
Total investment securities held to maturity	1.41%	1.59%	1.36%	2.67%	2.39%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at December 31, 2025. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at December 31, 2025 were $804 million, an increase of $719 million from $85 million at December 31, 2024. Consumer loans held for sale at December 31, 2024, were largely comprised of residential mortgage loans that FCB originated with the intent to sell. In December 2025, FCB management committed to a plan to sell approximately $694 million of residential mortgage loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost.

The composition of assets held for sale is included in the following table:

Table 23
Assets Held for Sale

dollars in millions	December 31, 2025	December 31, 2024	Increase (Decrease)
Loans and leases:
Commercial (1)	$18	$27	$(9)	(33)%
Consumer	781	55	726	NM
Loans and leases	799	82	717	NM
Operating lease equipment	5	3	2	100%
Total assets held for sale	$804	$85	$719	NM
(1) There were nonaccrual loans held for sale of $10 million at December 31, 2025 and $0 at December 31, 2024.
NM - resulting % not meaningful.

Loans and Leases
The loan and lease disclosures at December 31, 2024 presented in this Form 10-K were recast to reflect the Loan Class Changes summarized in the “Executive Overview—Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 24
Loans and Leases

dollars in millions	December 31, 2025		December 31, 2024
	Balance	% to Total Loans	Balance	% to Total Loans	Increase (Decrease)
Commercial:
Commercial and industrial	$44,721	30%	$43,559	31%	$1,162	3%
Capital call lines	31,791	21	25,501	18	6,290	25
Owner occupied commercial mortgage	17,660	12	16,842	12	818	5
Investor dependent	2,778	2	3,193	2	(415)	(13)
Commercial real estate	23,784	16	23,282	17	502	2
Total commercial	$120,734	81%	$112,377	80%	$8,357	7%
Consumer:
Residential mortgage	$21,861	15%	$22,768	16%	$(907)	(4)%
Revolving mortgage	2,863	2	2,567	2	296	12
Auto	1,416	1	1,523	1	(107)	(7)
Other consumer	1,056	1	986	1	70	7
Total consumer	$27,196	19%	$27,844	20%	$(648)	(2)%
Total loans and leases	$147,930	100%	$140,221	100%	$7,709	6%
Allowance for loan and lease losses	(1,566)		(1,676)
Net loans and leases	$146,364		$138,545

Loans and leases at December 31, 2025 were $147.93 billion, an increase of $7.71 billion or 6% from $140.22 billion at December 31, 2024. Loan growth in the Commercial Bank segment of $7.64 billion was mainly in Global Fund Banking and other industry verticals, primarily TMT and Healthcare. Loan growth of $71 million in the General Bank segment was primarily in Wealth, SBA, and Community Association Banking portfolios, partially offset by a transfer of $694 million residential mortgage loans to held for sale in December 2025. Changes in loans and leases within our business segments compared to December 31, 2024 are discussed in the “Results by Segment” section of this MD&A.

The unamortized discount related to acquired loans was $1.33 billion at December 31, 2025, a decrease of $272 million from $1.60 billion at December 31, 2024.

Refer to Note 5—Loans and Leases for further information.

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 25
Operating Lease Equipment, Net

dollars in millions
	December 31, 2025	December 31, 2024	Increase (Decrease)
Railcars and locomotives	$8,882	$8,573	$309	4%
Other equipment	739	750	(11)	(1)
Total (1)	$9,621	$9,323	$298	3%
(1)    Includes off-lease rail equipment of $257 million at December 31, 2025 and $219 million at December 31, 2024.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at December 31, 2025 totaled $156.93 billion, an increase of $3.29 billion or 2% from $153.65 billion at December 31, 2024. The increase from December 31, 2024 was mainly due to deposit growth, partially offset by lower borrowings as further discussed below.

Deposits
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

The following table summarizes the types of deposits:

Table 26
Deposits

dollars in millions
	December 31, 2025	December 31, 2024	Increase (Decrease)
Noninterest-bearing	$40,653	$38,633	$2,020	5%
Checking with interest	24,377	25,343	(966)	(4)
Money market	38,687	35,722	2,965	8
Savings	46,625	42,278	4,347	10
Time	11,236	13,253	(2,017)	(15)
Interest-bearing deposits	120,925	116,596	4,329	4
Total deposits	$161,578	$155,229	$6,349	4%
Noninterest-bearing deposits to total deposits	25.2%	24.9%

Deposits at December 31, 2025 were $161.58 billion, an increase of $6.35 billion or 4% from $155.23 billion at December 31, 2024. The increase was attributable to deposit growth in Corporate of $3.02 billion (which primarily includes the Direct Bank), the General Bank segment of $1.84 billion and the Commercial Bank segment of $1.51 billion. Noninterest-bearing deposits grew by $2.02 billion or 5% compared to December 31, 2024 and represented 25.2% of total deposits as of December 31, 2025, compared to 24.9% at December 31, 2024.

Deposit changes within our business segments compared to December 31, 2024 are further discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” section and “Results by Segment” section of this MD&A.

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of December 31, 2025 were in North Carolina, South Carolina, and California, which represented approximately 25.7%, 7.7%, and 6.9%, respectively, of total deposits.

The Direct Bank had $44.80 billion or 27.7% of our total deposits as of December 31, 2025. The Direct Bank deposits mainly consist of savings.

Commercial Bank segment deposits as of December 31, 2025 were $41.53 billion or 25.7% of total deposits and are primarily concentrated in online banking. Deposits in the Commercial Bank segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled approximately $7.09 billion as of December 31, 2025, compared to approximately $8.01 billion as of December 31, 2024.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $61.81 billion, which represented approximately 38.3% of total deposits at December 31, 2025, compared to $59.51 billion or 38.3% of total deposits at December 31, 2024.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of December 31, 2025:

Table 27
Maturities of Time Deposits In Excess of $250,000

dollars in millions	December 31, 2025
Time deposits maturing in:
Three months or less	$695
Over three months through six months	404
Over six months through 12 months	328
More than 12 months	13
Total	$1,440
Borrowings
Total borrowings at December 31, 2025 were $36.01 billion, a decrease of $1.04 billion or 3% from $37.05 billion at December 31, 2024. The decrease from December 31, 2024 primarily related to the 2025 Debt Redemptions, which included a Partial Prepayment of the Purchase Money Note, partially offset by the 2025 Debt Issuances. Refer to the “Executive Overview—Recent Events” section earlier in this MD&A for further detail on the 2025 Debt Redemptions and 2025 Debt Issuances.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments, premiums, discounts, and issuance costs:

Table 28
Borrowings

dollars in millions
	December 31, 2025	December 31, 2024	Increase (Decrease)
Securities sold under agreements to repurchase	$224	$367	$(143)	(39)%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	33,385	35,816	(2,431)	(7)
Senior Unsecured Borrowings
5.231% fixed-to-floating rate notes due March 2031 (2)	497	—	497	100
6.000% fixed rate notes due April 2036	58	58	—	—
Subordinated debt
6.125% fixed rate notes due March 2028	430	445	(15)	(3)
3.375% fixed-to-floating rate notes due March 2030 (3)	—	350	(350)	(100)
5.600% fixed rate reset notes due September 2035 (4)	597	—	597	100
6.254% fixed-to-fixed rate notes due March 2040 (5)	745	—	745	100
Capital lease obligations	72	15	57	380
Total borrowings	$36,008	$37,051	$(1,043)	(3)%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 2—Business Combinations and Note 5—Loans and Leases. The unamortized discount was $115 million and $176 million at December 31, 2025 and December 31, 2024, respectively.
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

Table 29
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

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate. Additionally, we continue to monitor the status of the proposed interagency rule for new long term debt that has not been finalized as mentioned in the “Regulatory Considerations—Enhanced Prudential Standards” section in Item 1. Business of this Form 10-K.

Refer to the “Risk Management—Liquidity Risk” section of this MD&A and Note 12—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 30
Other Assets

dollars in millions
	December 31, 2025	December 31, 2024	Increase (Decrease)
Affordable housing tax credit and other unconsolidated investments (1)	$2,955	$2,516	$439	17%
Accrued interest receivable	912	902	10	1
Fair value of derivative financial instruments	534	660	(126)	(19)
Pension and other retirement plan assets	784	658	126	19
Right of use assets for operating leases, net	294	316	(22)	(7)
Income tax assets	510	511	(1)	—
Counterparty receivables	124	69	55	80
Bank-owned life insurance	108	106	2	1
Nonmarketable investments	167	127	40	32
Other real estate owned	119	56	63	115
Mortgage servicing rights	32	27	5	17
Federal Home Loan Bank stock	20	20	—	—
Other	964	772	192	25
Total other assets	$7,523	$6,740	$783	12%
(1)    Refer to Note 10—Variable Interest Entities for additional information.

The following table includes the components of other liabilities:

Table 31
Other Liabilities

dollars in millions
	December 31, 2025	December 31, 2024	Increase (Decrease)
Income tax liabilities	$3,819	$3,669	$150	4%
Commitments to fund tax credit investments	1,321	1,214	107	9
Accrued personnel cost	1,042	1,024	18	2
Fair value of derivative financial instruments	494	625	(131)	(21)
Lease liabilities	329	357	(28)	(8)
Reserve for off-balance sheet credit exposure	260	278	(18)	(7)
Accrued interest payable	140	134	6	5
Accounts payable and other	1,321	895	426	47
Total other liabilities	$8,726	$8,196	$530	7%
A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $260 million at December 31, 2025, a decrease of $18 million compared to $278 million at December 31, 2024. Refer to the “Results of Operations—Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 22—Commitments and Contingencies for information relating to off-balance sheet commitments.

RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite and a balanced approach to risk taking with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Policy and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge by independent risk management and oversight by Management Committees. The Board strives to ensure that risk management is a part of our business culture and that our policies and procedures to identify, assess, respond, and monitor risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Policy. The Board administers its risk oversight function primarily through its Risk Committee.

The Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Risk Committee monitors adherence to our Risk Management Framework and Risk Appetite Policy and Statement and provides quarterly updates to the Board on risk management. Our Chief Risk Officer also provides regular reports to the Risk Committee and the Board. Management and independent risk functions make regular reports to the Risk Committee on key risk areas, including credit, market, capital, liquidity, operational, compliance, and strategic risks. The Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third-party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities. The Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Risk Committee may coordinate with the Board’s Audit Committee, Technology Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, technology and cybersecurity risk, compensation risk management, and other areas of responsibility.

BancShares leverages a Three Lines Model to promote clarity of roles and responsibilities in managing risk. The first line is comprised of organizational functions that own or support the management of risk. The second line is led by the Chief Risk Officer, who reports to the Risk Committee of the Board, and is comprised of organizational functions that make up the Risk Management Department which has the responsibility for establishing risk frameworks, policies, standards, and procedures which support the Framework; providing proactive, transparent, and independent oversight and effective challenge of the first line; and identifying, measuring, monitoring, or controlling for aggregate risks. Internal audit is independent of the first and second lines, reporting directly to the Audit Committee of the Board and constitutes the third line.

In combination with other risk management and monitoring practices, enterprise-wide stress testing activities are conducted within a defined framework. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in this Form 10-K for further discussion.

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

Credit Risk

Credit risk is the risk arising from a borrower, obligor, or counterparty’s failure to meet the terms of any financial obligation, which can result in financial impact to current or anticipated earnings or capital, or strategic objectives. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether purchased credit deteriorated (“PCD”) or Non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type, and product. We strive to identify potential problem loans as early as possible, to record charge-offs as appropriate and to maintain an appropriate ALLL that accounts for expected losses over the life of the loan and lease portfolios.

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

ALLL
The loan and ALLL disclosures for the 2024 and 2023 periods presented in this Form 10-K were recast to reflect the Loan Class Changes summarized in the “Executive Overview—Recent Events” section of this MD&A and further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Our ALLL estimate as of December 31, 2025 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

Our ALLL methodology is discussed further in the section entitled “Critical Accounting Estimates” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

The following table summarizes the ALLL for commercial, consumer and total loans.

Table 32
ALLL

dollars in millions	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747	$789	$133	$922
Initial PCD ALLL	—	—	—	—	—	—	217	3	220
Day 2 Provision for Loan and Lease Losses	—	—	—	—	—	—	419	43	462
Provision (benefit) for loan and lease losses	538	(8)	530	461	8	469	701	2	703
Total provision (benefit) for loan and lease losses	538	(8)	530	461	8	469	1,120	45	1,165
Charge-offs	(708)	(33)	(741)	(627)	(30)	(657)	(610)	(28)	(638)
Recoveries	88	13	101	103	14	117	65	13	78
Balance at end of period	$1,436	$130	$1,566	$1,518	$158	$1,676	$1,581	$166	$1,747
Net charge-off ratio			0.45%			0.39%			0.47%
Net charge-offs	$620	$20	$640	$524	$16	$540	$545	$15	$560
Average loans			$143,110			$137,456			$119,176
Percent of loans in each category to total loans	81%	19%	100%	80%	20%	100%	79%	21%	100%

The ALLL was $1.57 billion at December 31, 2025, compared to $1.68 billion at December 31, 2024, resulting in an ALLL reserve release of $110 million in the current year, mainly driven by loan growth concentrated in capital call lines which have a lower loss rate relative to our other loan portfolios, elimination of the reserves related to Hurricane Helene, a modest shift in our weighting from the downside to baseline economic scenario (as further discussed in the “Critical Accounting Estimates” section of this MD&A), improvements in the economic outlook and credit quality, and lower specific reserves for individually evaluated loans. The ALLL reserve release was $71 million in the prior year. The ALLL as a percentage of loans was 1.06% at December 31, 2025, a decrease of 14 bps from 1.20% at December 31, 2024.

The following table summarizes the ALLL as a percentage of loans for each loan class:

Table 33
ALLL by Loan Class

dollars in millions	December 31, 2025			December 31, 2024
	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans
Commercial
Commercial and industrial	$807	$44,721	1.80%	$815	$43,559	1.87%
Capital call lines	29	31,791	0.09	44	25,501	0.17
Owner occupied commercial mortgage	50	17,660	0.28	51	16,842	0.30
Investor dependent	181	2,778	6.52	195	3,193	6.10
Commercial real estate	369	23,784	1.55	413	23,282	1.77
Total commercial	1,436	120,734	1.19	1,518	112,377	1.35
Consumer
Residential mortgage	67	21,861	0.31	85	22,768	0.37
Revolving mortgage	26	2,863	0.89	21	2,567	0.83
Auto	9	1,416	0.67	5	1,523	0.35
Other consumer	28	1,056	2.62	47	986	4.75
Total consumer	130	27,196	0.48	158	27,844	0.56
Total	$1,566	$147,930	1.06%	$1,676	$140,221	1.20%

The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts and the composition and credit quality of the loan and lease portfolio, and the related impacts to the ALLL models. We continuously monitor and update our ALLL estimation methodology, as appropriate. During 2025, we updated our PD, LGD, and exposure at default methodology for the capital call lines, investor dependent, residential mortgage, revolving mortgage, auto and consumer other portfolios, which contributed to the changes in the ALLL compared to December 31, 2024 for those portfolios.

Net Charge-Offs
The following table summarizes net charge-offs for each loan class:

Table 34
Net Charge-Offs

dollars in millions	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$453	$52	$401	$294	$51	$243	$340	$51	$289
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	7	—	7	12	—	12	1	1	—
Investor dependent	125	35	90	204	49	155	172	12	160
Commercial real estate	123	1	122	117	3	114	97	1	96
Total commercial	708	88	620	627	103	524	610	65	545
Consumer
Residential mortgage	7	5	2	1	5	(4)	2	6	(4)
Revolving mortgage	—	1	(1)	1	2	(1)	—	1	(1)
Auto	5	2	3	6	2	4	4	1	3
Other consumer	21	5	16	22	5	17	22	5	17
Total consumer	33	13	20	30	14	16	28	13	15
Total	$741	$101	$640	$657	$117	$540	$638	$78	$560

Net charge-offs for the current year were $640 million, an increase of $100 million from $540 million for the prior year, primarily due to an increase of $158 million in commercial and industrial, partially offset by a decrease of $65 million in investor dependent. The increase of $158 million in commercial and industrial net charge-offs mainly includes the previously discussed $82 million charge-off on a single supply chain finance client, and modest increases in the Commercial Finance and Tech and Finance lines of business in the Commercial Bank segment. At December 31, 2025, the total balance of our supply chain finance portfolio was approximately $270 million.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation in this Form 10-K.

Table 35
Non-Performing Assets

dollars in millions	December 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial loans	$1,082	$1,008
Consumer loans	225	176
Total nonaccrual loans	1,307	1,184
Other real estate owned (1) and repossessed assets	124	64
Total nonperforming assets	$1,431	$1,248

Total loans and leases	$147,930	$140,221
Total loans and leases, other real estate owned, and repossessed assets	148,054	140,285
ALLL to total loans and leases	1.06%	1.20%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.97	0.89
Ratio of nonaccrual loans and leases to total loans and leases	0.88	0.84
Ratio of ALLL to nonaccrual loans and leases	119.80	141.58
(1) Other real estate owned includes former branch property and other non-foreclosed property of $26 million as of December 31, 2025 and 2024.

OREO and repossessed assets were $124 million at December 31, 2025 compared to $64 million at December 31, 2024. The increase of $60 million compared to December 31, 2024 mainly reflects foreclosures on CRE properties. Trends in past due and nonaccrual loans are discussed below.

Past Due and Nonaccrual Loans
Past due and nonaccrual loans by loan class are summarized in the following table:

Table 36
Delinquencies and Nonaccrual Loans

dollars in millions	December 31, 2025					December 31, 2024
	Accruing Loans					Accruing loans
	30-59 Days Past Due	60-89 Days Past Due	Total 30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-59 Days Past Due	60-89 Days Past Due	Total 30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans
Commercial
Commercial and industrial	$232	$56	$288	$63	$456	$203	$50	$253	$17	$420
Capital call lines	—	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	78	19	97	1	159	30	9	39	2	62
Investor dependent	11	1	12	—	49	11	1	12	—	87
Commercial real estate	221	31	252	171	418	65	30	95	79	439
Total commercial	542	107	649	235	1,082	309	90	399	98	1,008
Consumer						—	—		—	—
Residential mortgage	168	42	210	7	179	172	25	197	7	143
Revolving mortgage	25	4	29	—	35	20	4	24	—	24
Auto	15	3	18	—	9	12	3	15	—	8
Other consumer	5	3	8	2	2	5	3	8	3	1
Total consumer	213	52	265	9	225	209	35	244	10	176
Total	$755	$159	$914	$244	$1,307	$518	$125	$643	$108	$1,184
The increase of $271 million in accruing loans that are 30 to 89 days past due is largely attributable to increases of $157 million in commercial real estate and $58 million in owner occupied commercial mortgage. Accruing loans that are 30 to 89 days past due are early stage delinquencies that are not showing signs of significant credit deterioration. Delinquency status is considered in the estimate of the ALLL.

The increase of $136 million in accruing loans that are 90 days or greater past due is primarily attributable to increases of $92 million in commercial real estate and $46 million in commercial and industrial, partially offset by net decreases in all other loan classes. The increases are mainly due to a small number of larger balance and well-secured loans for which we expect payment of principal and interest. Loans 90 days or greater past due are assigned a more severe PD in accordance with our ALLL methodology.

Nonaccrual loans and leases at December 31, 2025 were $1.31 billion, an increase of $123 million compared to $1.18 billion at December 31, 2024, mainly due to increases of $97 million in owner occupied commercial mortgage, $36 million in commercial and industrial, and $36 million in residential mortgage, partially offset by decreases of $38 million in investor dependent and $21 million in commercial real estate. Nonaccrual loans over an established threshold are individually evaluated for specific ALLL reserves as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

Commercial Real Estate Portfolio Composition
Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:
Table 37
Commercial Real Estate Portfolio

dollars in millions	December 31, 2025
	Balance	% to Total Loans and Leases
Multi-family	$5,195	3.5%
Medical office	3,502	2.4
Industrial, including warehouses	3,315	2.2
General office	2,000	1.4
Retail	1,632	1.1
Healthcare	1,382	0.9
Hotel and motel	849	0.6
Other	5,909	4.0
Total commercial real estate	$23,784	16.1%
Evolving macroeconomic and social conditions (including the shift to hybrid work arrangements) may result in changes for general office demand moving forward. Our general office portfolio has experienced more negative credit quality trends relative to our other CRE portfolios. Our general office portfolio is 1.35% of total loans and leases and 8.41% of total CRE at December 31, 2025. Select metrics for our general office portfolio are summarized in the following table:

Table 38
General Office Portfolio

dollars in millions	December 31, 2025
General office as a percentage of total loans and leases	1.35%
General office as a percentage of CRE loans	8.41%
Net charge-offs as a percentage of general office	4.44%
Percentage of general office 30 days or more past due	11.48%
Nonaccrual loans as a percentage of general office	10.17%
ALLL as a percentage of general office	3.51%

Concentration
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to concentration risk. Loan concentration for our commercial and consumer loans is summarized below.

Commercial Loan Concentration

Industry Concentration
The following table summarizes the industry concentration of our commercial loans and leases based the obligors’ industries:

Table 39
Commercial Loans and Leases - Industry

dollars in millions	December 31, 2025		December 31, 2024
Finance and insurance	$38,417	31.8%	$31,162	27.7%
Real estate	17,911	14.8	17,905	15.9
Healthcare	11,155	9.2	11,053	9.8
Information	9,699	8.0	9,569	8.5
Business services	9,601	8.0	9,089	8.1
Transportation, communication, gas, utilities	7,567	6.3	8,175	7.3
Manufacturing	7,137	5.9	7,160	6.4
Retail	4,329	3.6	4,141	3.7
Service industries	4,274	3.5	4,124	3.7
Wholesale	3,571	3.0	3,437	3.1
Other	7,073	5.9	6,562	5.8
Total	$120,734	100.0%	$112,377	100.0%

Loans to non-depository financial institutions (“NDFIs”)
Loans to borrowers in the finance and insurance industry were $38.42 billion, or 31.8% of commercial loans and leases at December 31, 2025, compared to $31,162 or 27.7% of commercial loans and leases at December 31, 2024. Loans to NDFIs comprise 97.9% of our loans to borrowers in the finance and insurance industry. Our NDFI portfolio composition is described below.

As of December 31, 2025, loans to NDFIs were approximately $37.59 billion. Capital call lines comprise $31.79 billion, or 85%, of the NDFI portfolio. The primary source of repayment for capital call lines is the capital commitments of the underlying limited partner (“LP”) investors in funds managed by certain private equity and venture capital firms. Capital calls are contractual obligations of the LPs and are not subject to the performance of the underlying portfolio of investments. Capital call lines are typically governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's LP investors. The credit quality is strong for capital call lines based on the structural protection provided by the funds and the underlying investors. Capital call lines have a significantly lower loss rate relative to our other loan portfolios. As of December 31, 2025, the ALLL was 0.09% of capital call lines, compared to 1.06% of total loans.

The loans to NDFIs that are not capital call lines (the “Other NDFI Portfolios”) have balances totaling approximately $5.80 billion at December 31, 2025, and the largest portfolios are described below:
•The net asset value (“NAV”) portfolio ($1.63 billion) consists of: (i) loans to private equity funds collateralized by the funds’ portfolios of direct equity investments in private companies, and (ii) loans to predominantly secondary funds collateralized by the funds’ portfolios of investments in LP interests in private funds and/or co-investment vehicles.
•Leveraged fund lines ($970 million) are lines of credit provided to private credit funds and are collateralized by portfolios of the underlying assets, primarily first lien loans.
•Warehouse lines ($871 million) are asset-based lines of credit that finance cash flows for large pools of assets, such as accounts receivable and loans, that the borrower (or sponsor) typically sell or transfer to special purpose vehicle entities.
•Specialty finance ($726 million) includes asset-based lending facilities to lenders that are primarily investing in first lien senior debt.
The Other NDFI Portfolios are included in commercial and industrial loans and leases. As of December 31, 2025, the ALLL was 1.80% of commercial and industrial loans and leases.

NDFIs could be subject to a less stringent regulatory environment than IDIs or BHCs as further discussed in Item 1A. Risk Factors of this Form 10-K. We strive to mitigate the credit risk of our loans to NDFIs through our underwriting and credit monitoring processes. As discussed above, approximately 85% of our NDFI portfolio at December 31, 2025 is comprised of capital call lines which have strong credit quality based on the structural protection provided by the funds and the underlying investors. Additionally, we establish advance rates (the percentage of the collateral value FCB will lend to the borrower) for loans in the Other NDFI Portfolios commensurate with the risks of the underlying collateral type, structural protection of the funds or investors, diversification of the funds, and financial strength of the borrower (or sponsor).

Real estate secured loans
Our CRE portfolio comprises the vast majority of the real estate industry loans in the table above, which is based on the industry of the obligor. Additionally, we have CRE and owner occupied commercial mortgage loans that are secured by real estate, but are categorized in other industries in the table above. At December 31, 2025, the combined balances of our CRE and owner occupied commercial mortgage loans were $41.44 billion, or 34% of commercial loans and leases, compared to $40.12 billion or 36% at December 31, 2024. We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we prefer financing secured by owner-occupied real property.

Healthcare and information industries
The healthcare and information industries in the table above largely consist of the healthcare, life sciences, and technology sectors, which include clients in our Commercial Finance, Global Fund Banking, and Tech and Healthcare lines of business within our Commercial Bank segment. Loans and leases to borrowers in medical, dental or other healthcare fields were $11.16 billion as of December 31, 2025, which represents 9.2% of commercial loans and leases, compared to $11.05 billion or 9.8% of commercial loans and leases at December 31, 2024. Loans and leases to borrowers in the information industry were $9.70 billion as of December 31, 2025, which represents 8.0% of commercial loans and leases, compared to $9.57 billion or 8.5% of commercial loans and leases at December 31, 2024. We actively mitigate credit risk exposure of these industry concentrations through our underwriting policies that emphasize reliance on adequate levels of borrower repayment sources.

Larger Balance Loans
The following table provides a summary of commercial loans by loan size and loan class as of December 31, 2025:

Table 40
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 Million to $30 Million	Greater Than $30 Million	Total Commercial Loans
Commercial and industrial	$16,337	$12,077	$16,307	$44,721
Capital call lines	1,174	3,330	27,287	31,791
Owner occupied commercial mortgage	14,792	2,187	681	17,660
Investor dependent	1,636	896	246	2,778
Commercial real estate	8,561	6,706	8,517	23,784
Total	$42,500	$25,196	$53,038	$120,734

Most of our loans greater than $30 million at December 31, 2025 are capital call lines which are described above in “Loans to non-depository financial institutions (“NDFIs”).”

Geographic Concentrations
The following table summarizes geographic concentrations based on the location of the real estate collateral for owner occupied commercial mortgage and commercial real estate loans, and based on the obligor address for all other commercial loans.

Table 41
Commercial Loans and Leases - Geography

dollars in millions	December 31, 2025		December 31, 2024
State
California	$26,056	21.6%	$24,363	21.7%
New York	12,193	10.1	10,154	9.0
North Carolina	11,005	9.1	11,122	9.9
Texas	8,811	7.3	8,417	7.5
Massachusetts	7,325	6.1	7,249	6.4
Florida	6,175	5.1	6,091	5.4
All other states	46,093	38.2	42,446	37.8
Total U.S.	$117,658	97.5%	$109,842	97.7%
Total international	3,076	2.5	2,535	2.3
Total	$120,734	100.0%	$112,377	100.0%

Consumer Loan Concentration
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% of consumer loans based on customer address:

Table 42
Consumer Loans - Geography

dollars in millions	December 31, 2025		December 31, 2024
State
California	$8,118	29.8%	$8,615	31.0%
North Carolina	6,736	24.8	6,716	24.1
South Carolina	3,502	12.9	3,509	12.6
Massachusetts	1,597	5.9	1,683	6.0
Other states	7,243	26.6	7,321	26.3
Total	$27,196	100.0%	$27,844	100.0%

Asset Risk
Asset risk is a form of price risk that is a primary risk of our leasing businesses. This relates to the risk to earning capital arising from changes in the value of owned leasing equipment. Refer to Note 7—Leases. Asset risk in our leasing business is evaluated and managed in the divisions and overseen by risk management processes. In our asset-based lending business, we also use residual value guarantees to mitigate or partially mitigate exposure to end of lease residual value exposure on certain of our finance leases. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic periodic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

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

Market Risk

Market risk is the risk arising from changes in interest rates, foreign exchange, fixed income, commodity, or equity prices which can result in financial loss, or adverse impact to earnings and capital.

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

Our exposure to NII Sensitivity is guided by the Risk Appetite Policy and Statement and a range of risk metrics, and BancShares may utilize tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative portfolios.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to mitigate fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to SOFR. Refer to Note 13—Derivative Financial Instruments for further information on our derivative portfolio.
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

Table 43
NII Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	December 31, 2025	December 31, 2024
-200	(11.3)%	(10.6)%
-100	(5.8)	(6.1)
+100	6.5	6.9
+200	13.6	11.1

NII Sensitivity metrics at December 31, 2025, compared to December 31, 2024, were primarily affected by balance sheet growth and compositional changes, as well as impacts from lower market interest rates.

As of December 31, 2025, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 65% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of approximately 35%-40% over the twelve-month forecast horizon, including 50%-55% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 44
EVE Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	December 31, 2025	December 31, 2024
-200	6.7%	5.4%
-100	4.3	3.1
+100	(4.2)	(3.2)
+200	(8.2)	(7.0)

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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 45
Loan Maturity Distribution

dollars in millions	At December 31 2025, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial and industrial	$12,644	$25,967	$5,306	$804	$44,721
Capital call lines	31,650	141	—	—	31,791
Owner occupied commercial mortgage	1,917	8,938	6,352	453	17,660
Investor dependent	1,181	1,597	—	—	2,778
Commercial real estate	5,519	14,162	2,894	1,209	23,784
Total commercial	52,911	50,805	14,552	2,466	120,734
Consumer
Residential mortgage	655	2,780	7,460	10,966	21,861
Revolving mortgage	47	185	1,099	1,532	2,863
Consumer auto	324	953	139	—	1,416
Consumer other	320	616	115	5	1,056
Total consumer	1,346	4,534	8,813	12,503	27,196
Total loans and leases	$54,257	$55,339	$23,365	$14,969	$147,930

As noted above, approximately 65% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of December 31, 2025:

Table 46
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial and industrial	$10,354	$21,723
Capital call lines	—	141
Owner occupied commercial mortgage	13,818	1,925
Investor dependent	4	1,593
Commercial real estate	8,207	10,058
Total commercial	32,383	35,440
Consumer
Residential mortgage	8,561	12,645
Revolving mortgage	28	2,788
Consumer auto	1,092	—
Consumer other	283	453
Total consumer	9,964	15,886
Total loans and leases	$42,347	$51,326

Counterparty Risk
We enter into interest rate and foreign exchange derivatives as part of our overall risk management practices and also on behalf of our clients. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments in accordance with the comprehensive Risk Management Framework and Risk Appetite Policy and Statement.

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

Liquidity Risk

Liquidity risk is the risk arising from BancShares being unable to meet its obligations as they come due because of an inability to: (i) liquidate assets or obtain adequate funding, or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. This may result in impairment of safety and soundness.

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

Liquidity includes available cash and HQLS. At December 31, 2025 we had $56.01 billion of high-quality liquid assets (24.4% of total assets) and $30.74 billion of contingent liquidity sources available. Some of the more significant changes from December 31, 2024 included increased borrowing capacity under agreements with the FRB through expansion of the eligible loan population to targeted loans previously not pledged to the FRB. As noted below, the draw period under the Advance Facility Agreement with the FDIC ended March 27, 2025, as of which date, FCB had no outstanding amounts under the facility. Other significant changes are discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.” Investment securities were a primary funding source for the $2.49 billion Partial Prepayment of the Purchase Money Note in December 2025, which contributed to the decline in HQLS.

Table 47
Liquidity

dollars in millions	December 31, 2025	December 31, 2024
Available cash	$19,111	$20,545
High-quality liquid securities (1)	36,895	38,794
High-quality liquid assets	$56,006	$59,339

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$17,775	$16,423
FRB facility	12,962	5,475
FDIC facility (4)	—	5,291
Line of credit	—	100
Total contingent sources	$30,737	$27,289
Total liquid assets and contingent sources	$86,743	$86,628
Total uninsured deposits	$61,809	$59,510
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	140%	146%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at December 31, 2025 and December 31, 2024.
(3)    Refer to Table 48 for additional details.
(4)    The Advance Facility Agreement with the FDIC was obtained in connection with SVBB Acquisition and the draw period ended on March 27, 2025.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at December 31, 2025 were $161.58 billion, an increase of $6.35 billion or 4% from $155.23 billion at December 31, 2024.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at December 31, 2025 were $36.01 billion, a decrease of $1.04 billion or 3% from $37.05 billion at December 31, 2024. Refer to details of debt redemptions and issuances in the “Executive Overview—Recent Events” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate.

FHLB Capacity
A source of available funds is advances from the FHLB of Atlanta. We may pledge assets for secured borrowing transactions, which include borrowings from the FHLB or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, securities, loans, leases and underlying equipment. Certain related cash balances are restricted.

Table 48
FHLB Balances

dollars in millions	December 31, 2025	December 31, 2024
Total borrowing capacity	$19,225	$17,873
Less:
Advances	—	—
Letters of credit (1)	1,450	1,450
Available capacity	$17,775	$16,423
Pledged Non-PCD loans	$31,713	$30,421
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $12.96 billion on a secured basis at December 31, 2025. During 2025, we pledged additional loan collateral and increased our borrowing capacity under agreements with the FRB. Loans pledged are disclosed in Note 5—Loans and Leases. There were no outstanding borrowings with the FRB Discount Window at December 31, 2025, September 30, 2025 and December 31, 2024.

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

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of December 31, 2025, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 22—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 49
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$11,002	$190	$44	$—	$11,236
Short-term borrowings	224	—	—	—	224
Long-term borrowings (1) (2)	(37)	33,850	(2)	1,974	35,785
Total contractual obligations	$11,189	$34,040	$42	$1,974	$47,245
Commitments:
Financing commitments	$25,899	$10,194	$8,226	$7,407	$51,726
Letters of credit	1,891	541	279	100	2,811
Deferred purchase agreements	1,723	—	—	—	1,723
Purchase and funding commitments	102	—	—	—	102
Affordable housing partnerships (1)	584	662	24	51	1,321
Total commitments	$30,199	$11,397	$8,529	$7,558	$57,683
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $78 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $14 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 49, we do not have any significant long-term debt obligations due until the Purchase Money Note matures. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. As noted above in “Executive Overview—Recent Events,” FCB made a $2.49 billion Partial Prepayment of the Purchase Money Note in December 2025 and additional prepayments of $500 million in both January and February 2026. We will continue to monitor the interest rate environment and FCB’s collateral position for the Purchase Money Note and assess whether any further voluntary prepayments are prudent considering the fixed rate of 3.50%. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), FHLB advances, deposit growth, loan portfolio sales, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate.

Refer to the respective “Deposits” and “Borrowings” discussions in the “Balance Sheet Analysis—Interest-bearing Liabilities” section of this MD&A for further details. The Purchase Money Note is discussed further in Note 2—Business Combinations.

Strategic Risk

The risk arising from ill-advised business decisions, ineffective implementation, or the failure to adapt to changes in the external and internal operating environment which can result in financial loss or reduced competitiveness and hinder BancShares’ ability to achieve its strategic objectives.

Operational Risk

The risk arising from inadequate or failed internal processes or systems, human errors, or adverse external events which may result in impact to current or projected financial condition and resilience.

Capital Adequacy Risk

The risks associated with maintaining inadequate levels or an unsuitable composition of capital. Refer to the “Capital” section further in this MD&A.

Compliance Risk

The risk arising from a failure to adhere to applicable laws, regulations, internal policies, or other industry standards which can result in financial loss, regulatory sanctions, reputational harm, operational disruptions, and/or strategic objectives.

Refer to the section Item 1A. Risk Factors in this Form 10-K for further discussion of potential risks associated with our business.

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of this Form 10-K.

Common and Preferred Stock Dividends
During 2025, we paid quarterly dividends of $1.95 per share during the first three quarters and $2.10 per common share in the fourth quarter, on the Class A common stock and Class B common stock. In January 2026, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $2.10 per common share. The dividends are payable on March 16, 2026 to stockholders of record as of February 27, 2026.

During 2025, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 15—Stockholders' Equity. In January 2026, the Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock in accordance with their terms. The dividends are payable on March 16, 2026.

Capital Composition and Ratios
As discussed earlier in the “Executive Overview—Recent Events” section of this MD&A, the Board authorized the 2024 SRP, and the 2025 SRP, which permitted repurchases upon completion of the 2024 SRP. During the current year, we repurchased 1,578,462 shares. Repurchases under the 2025 SRP commenced in September 2025 upon the completion of the 2024 SRP in August 2025. Refer to the “Executive Overview—Recent Events” section above for more information and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for fourth quarter 2025 monthly repurchase activity.

The following table summarizes the change in outstanding Class A common stock through December 31, 2025. Refer to Note 15—Stockholders' Equity for additional information.

Table 50
Changes in Shares of Class A Common Stock Outstanding

Year Ended December 31, 2025
Class A common stock shares outstanding at beginning of period	12,712,436
Shares repurchased under authorized repurchase plan	(1,578,462)
Class A common stock shares outstanding at end of period	11,133,974
We also had 1,005,185 Class B common stock outstanding at December 31, 2025 and December 31, 2024.

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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in AOCI within stockholders’ equity. These amounts are excluded from the calculation of our Regulatory Capital Ratios under current regulatory guidelines.

Table 51
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	December 31, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio	Adjusted Ratio (1)
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,945	13.71%	$24,610	15.04%	14.27%
Tier 1 risk-based capital	8.50	8.00	21,660	11.91	22,137	13.53	12.84
Common equity Tier 1	7.00	6.50	20,285	11.15	21,256	12.99	12.33
Tier 1 leverage ratio	4.00	5.00	21,660	9.29	22,137	9.90	n/a (2)

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,739	13.62%	$23,975	14.66%	13.91%
Tier 1 risk-based capital	8.50	8.00	22,796	12.55	21,852	13.37	12.68
Common equity Tier 1	7.00	6.50	22,796	12.55	21,852	13.37	12.68
Tier 1 leverage ratio	4.00	5.00	22,796	9.79	21,852	9.78	n/a (2)
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

As of December 31, 2025, BancShares and FCB had total risk-based capital ratio conservation buffers of 5.71% and 5.62%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2024, BancShares and FCB’s total risk-based capital ratio conservation buffers were 7.04% and 6.66%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of December 31, 2025 and December 31, 2024 over the Basel III minimum for the applicable ratio.

Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Refer to Note 17—Regulatory Capital for additional information.

Termination of the Shared-Loss Agreement with the FDIC
FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025 (the “Shared-Loss Termination Date”) as further discussed in the “Executive Overview—Recent Events” section of this MD&A. The risk-based capital ratios of FCB and BancShares for periods in which the Shared-Loss Agreement (as defined in Note 2—Business Combinations) was effective were calculated using favorable RWA assumptions permissible for Covered Assets (as defined in Note 2—Business Combinations). After the Shared-Loss Termination Date, FCB and BancShares are not permitted to apply the favorable RWA assumptions to assets that were previously Covered Assets. As of December 31, 2024, the table above presents risk-based capital ratios (which include the impact of the Shared-Loss Agreement) and adjusted ratios (which exclude the impact of the Shared-Loss Agreement). Refer to the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are in accordance with GAAP and are described in Note 1—Significant Accounting Policies and Basis of Presentation.

The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial condition and results of operations could be materially affected by changes to these estimates and assumptions.

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

Macroeconomic Forecasts Utilized in the Estimate of the ALLL
While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables, including the U.S. unemployment rate, U.S. real GDP, home price index (“HPI”), and CRE price index utilized in the ALLL models. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the reasonable and supportable period. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and probability weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations.

The potential impacts of new trade, tariff and other economic policies in the United States were more prevalently reflected in the baseline macroeconomic scenario, which resulted in a modest shift in our weighting from the downside to baseline economic scenario in the second quarter of 2025. The scenario weighting at December 31, 2025 was unchanged since the second quarter shift.

At December 31, 2025, ALLL estimates ranged from approximately $1.33 billion, when weighing the upside scenario 100%, to approximately $1.98 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.57 billion was appropriate as of December 31, 2025.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at December 31, 2025 and December 31, 2024. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 52
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. unemployment rate (1)	5.2%	5.4%	5.1%
U.S. real GDP (2)	1.5%	1.6%	2.0%
HPI (2)	(1.4)%	2.2%	3.5%
CRE price index (2)	(3.4)%	(1.6)%	4.1%

	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. unemployment rate (1)	5.0%	5.1%	4.7%
U.S. real GDP (2)	1.4%	1.7%	2.3%
HPI (2)	(1.3)%	2.0%	2.8%
CRE price index (2)	(3.6)%	0.4%	8.8%
(1) Assumptions as of December 31, 2025 represent the projected quarterly averages for the years ending December 31, 2026, 2027, and 2028. Assumptions as of December 31, 2024 represent the projected quarterly averages for the years ending December 31, 2025, 2026, and 2027.
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

Accounting policies related to the ALLL are discussed in Note 1—Significant Accounting Policies and Basis of Presentation. For more information regarding the ALLL, refer to the “Risk Management—Credit Risk— ALLL” section of this MD&A and Note 6—Allowance for Loan and Lease Losses.

RECENT ACCOUNTING PRONOUNCEMENTS
BancShares adopted the following FASB Accounting Standards Updates (“ASUs”) as of January 1, 2026:

ASU	Summary	Effective Date and Expected Impact
ASU 2025-08—Financial Instruments — Credit Losses (Topic 326): Purchased Loans Issued November 2025
Under this ASU, purchased seasoned loans (“PSLs” as described below) must be recognized at the purchase price, plus the ALLL at the acquisition date (the “Gross-Up Approach”). Since the ALLL at the acquisition date is established through the Gross-Up Approach, there is no corresponding increase to the provision for credit losses (“Day 2 Provision for Loan and Lease Losses”).

Prior to this ASU, the Gross-Up Approach was only permitted for PCD loans, while the initial ALLL for Non-PCD loans was established through the Day 2 Provision for Loan and Lease Losses. Under this ASU, the Gross-Up Approach applies to PCD loans and the following Non-PCD loans which qualify as PSLs: (i) non-credit card loans acquired in a business combination and (ii) non-credit card loans purchased more than 90 days after origination in a non-business combination transaction, provided the acquirer was not involved in the original lending. This ASU specifically excludes credit card loans from the definition of PSLs.
This ASU is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU must be applied prospectively.

We early adopted this ASU on January 1, 2026 (the “Adoption Date”). We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures. For business combinations or loan acquisitions that close after the Adoption Date, this ASU could reduce the Day 2 Provision for Loan and Lease Losses, and the subsequent credit-related loan PAA that was prevalent for Non-PCD loans acquired prior the Adoption Date.
ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets Issued July 2025	This ASU provides an optional practical expedient which permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating the ALLL for accounts receivable.	This ASU is effective for annual and interim reporting periods beginning after December 15, 2025. We adopted this ASU as of January 1, 2026.

We did not elect the optional practical expedient and adoption of this ASU did not impact our consolidated financial statements and disclosures.

The following ASUs issued by the FASB have not been adopted BancShares as of January 1, 2026:

ASU	Summary	Effective Date and Expected Impact
ASU 2024-03—Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Issued November 2024	This ASU enhances expense disclosures, primarily by requiring footnote disaggregation of specified expenses in a tabular format. This ASU does not change the requirements for the presentation of expenses on the consolidated statements of income.	This ASU is effective for annual reporting periods
beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied prospectively or retrospectively.

We are currently evaluating the impact of this ASU on our notes to the consolidated financial statements. We do not plan to early adopt this ASU.
ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025	This ASU amends certain aspects of the accounting for internal-use software. This ASU eliminated references to software development stages, which were previously determinants of whether internal-use software costs should be capitalized. This ASU also provided more specific criteria to assess when determining whether internal-use software costs should be capitalized.	This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU may be applied using either a prospective, retrospective, or modified transition approach.

We are currently evaluating the impact of this ASU on our consolidated financial statements. We do not plan to early adopt this ASU on January 1, 2026, but are considering whether we may early adopt on January 1, 2027.
ASU 2025-09—Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements Issued November 2025	This ASU clarified certain aspects of hedge accounting to better reflect the economics of risk management activities. For example, this ASU eliminated the requirement that a group of interest payments be based on the same index in order to be hedged as a group, and provided more flexibility for grouping transactions with similar risks for cash flow hedges.	This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance date of this ASU. Entities are required to apply this ASU on a prospective basis for all hedging relationships.

We are currently evaluating the impact of this ASU on our consolidated financial statements and considering whether we may early adopt during 2026.

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

Net Rental Income on Operating Lease Equipment for Commercial Bank and Rail Segments

Commercial Bank segment net income, rental income on operating lease equipment, and net rental income on operating lease equipment are utilized to measure profitability. Net rental income on operating lease equipment is a non-GAAP measure calculated as rental income on operating lease equipment less depreciation on operating lease equipment, as well as maintenance and other operating lease expenses, if any. This measure is meaningful because it enables management to monitor the performance and profitability of operating leases after deducting direct expenses.

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 53
Commercial Bank Segment

dollars in millions	Year Ended December 31,
	2025	2024	2023
Rental income on operating leases (GAAP)	$219	$227	$231
Less: depreciation on operating lease equipment	175	185	179
Net rental income on operating lease equipment (non-GAAP)	$44	$42	$52

Rail segment net income, rental income on operating lease equipment and net rental income on operating lease equipment are utilized to measure profitability. Net rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. This measure is meaningful because it enables management to monitor the performance and profitability of operating leases after deducting direct expenses. Due to the nature of the Rail segment portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for the Rail segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Table 54
Rail Segment

dollars in millions	Year Ended December 31,
	2025	2024	2023
Rental income on operating leases (GAAP)	$877	$821	$740
Less: depreciation on operating lease equipment	223	209	192
Less: maintenance and other operating lease expenses	244	219	222
Net rental income on operating lease equipment (non-GAAP)	$410	$393	$326

NII, NIM, and Interest Income on Loans and Leases, Excluding PAA

NII and NIM, excluding PAA, and interest income on loans and leases, excluding loan PAA are meaningful metrics as they allow management to analyze NII, NIM and loan and lease interest income trends more directly related to the rates of the underlying interest-earning assets and interest-bearing liabilities. Loan PAA is primarily related to the loan discount in the SVBB Acquisition. Other PAA is primarily related to the discount on the Purchase Money Note and the premium on deposits assumed in the merger with CIT Group Inc.

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest income on loans and leases to interest income on loans and leases, excluding loan PAA:

Table 55
NII, NIM, and Interest Income on Loans and Leases, Excluding PAA

dollars in millions		Year Ended December 31,
		2025	2024	2023
NII (GAAP)	a	$6,814	$7,143	$6,712
Loan PAA	b	289	505	733
Other PAA	c	(38)	(24)	7
PAA	d = (b+c)	251	481	740
NII, excluding PAA (non-GAAP)	e = (a-d)	$6,563	$6,662	$5,972
Average interest-earning assets	f	$209,658	$201,578	$170,771
NIM (GAAP)	a/f	3.25%	3.54%	3.92%
NIM, excluding PAA (non-GAAP)	e/f	3.13	3.30	3.50

Interest income on loans and leases (GAAP)		$9,096	$9,528	$8,187
Less: loan PAA	b	289	505	733
Interest income on loans and leases, excluding loan PAA (non-GAAP)		$8,807	$9,023	$7,454

Adjusted Risk-Based Capital Ratios

FCB and the FDIC entered into the Shared-Loss Termination Agreement on April 7, 2025, after which time FCB and BancShares were no longer permitted to apply favorable RWA assumptions to the Covered Assets. Adjusted risk-based capital ratios exclude the favorable RWA assumptions related to the Shared-Loss Agreement. Adjusted risk-based capital ratios as of December 31, 2024 are meaningful metrics for comparison to risk-based capital ratios as of December 31, 2025 (which exclude the impacts of the Shared-Loss Agreement as a result of the Shared-Loss Termination Agreement). Refer to the “Capital” section of this MD&A for further discussion.

The following table reconciles the Shared-Loss Agreement impact to the total risk-based, CET1 and tier 1 capital ratios of BancShares and FCB:

Table 56
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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs, retaliatory tariff measures, or trade barriers on trading partners), political (including impacts of any U.S. government shutdown), geopolitical events (including conflicts or developments in Ukraine, the Middle East, and Latin America), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums, changes in regulatory capital requirements, or limitations on credit card interest rates, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previously completed acquisition transactions, the pending BMO Branch Acquisition, or any future transactions.

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

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements may be included in BancShares’ other filings with the SEC.

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

The information required by this Item 7A. Quantitative and Qualitative Disclosures about Market Risk is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 8. Financial Statements and Supplementary Data within Note 13—Derivative Financial Instruments and Note 14—Fair Value of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loans and lease losses and reserve for off-balance sheet credit exposures (ACL)
As discussed in Notes 1 and 6 to the consolidated financial statements, as of December 31, 2025, the Company had an allowance for loan and lease losses (ALLL) of $1.57 billion and a reserve for off-balance sheet credit exposures (AULL) of $260 million. Loans and leases are segregated into pools with similar risk characteristics, where models are utilized to estimate the ALLL. The ALLL models estimate the probability of default (PD) and loss given default (LGD) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries, and other factors. The loan and lease level undiscounted ALLL is calculated by applying the modeled PD and LGD to forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. The ALLL models utilize economic variables which are based on macroeconomic scenario forecasts which cover the lives of the loan portfolios. The macroeconomic forecasts utilize weighted baseline, upside and downside scenarios. ALLL model outputs may be adjusted through a qualitative assessment to reflect trends not captured within the models, which could include economic conditions, credit quality, concentrations, and significant policy and underwriting changes. Unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. The Company estimates the expected funding amounts and applies the ALLL PD and LGD models to those expected funding amounts to estimate the AULL.
We identified the assessment of the ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the models used to estimate the PD and LGD, the selection of the economic scenarios, and the weighting of each economic scenario. The assessment also included an evaluation of the conceptual soundness and performance of the ALLL models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ACL including controls related to the:
•development and approval of the ACL methodology
•continued use and appropriateness of changes to the ALLL models, including the significant assumptions used in the ALLL models
•development of certain ALLL models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the ALLL models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of certain qualitative adjustments
•analysis of the ACL results, trends, and ratios.
We evaluated the Company’s process to develop the ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development, assessment and performance testing of the ALLL models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the ALLL models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic scenarios and the weighting applied to each economic scenario by comparing them to the Company’s business environment and relevant industry practices and

•evaluating the methodology used to develop certain qualitative adjustments and the effect of those adjustments on the ACL compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio
We also assessed the sufficiency of the audit evidence obtained related to the ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
February 24, 2026

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

dollars in millions, except share data	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$801	$814
Interest-earning deposits at banks	19,801	21,364
Securities purchased under agreements to resell	232	158
Investment in marketable equity securities (cost of $83 at December 31, 2025 and $79 at December 31, 2024)	127	101
Investment securities available for sale (cost of $31,952 at December 31, 2025 and $34,512 at December 31, 2024)	31,790	33,750
Investment securities held to maturity (fair value of $8,491 at December 31, 2025 and $8,702 at December 31, 2024)	9,647	10,239
Assets held for sale	804	85
Loans and leases	147,930	140,221
Allowance for loan and lease losses	(1,566)	(1,676)
Loans and leases, net of allowance for loan and lease losses	146,364	138,545
Operating lease equipment, net	9,621	9,323
Premises and equipment, net	2,447	2,006
Goodwill	346	346
Other intangible assets, net	195	249
Other assets	7,523	6,740
Total assets	$229,698	$223,720
Liabilities
Deposits:
Noninterest-bearing	$40,653	$38,633
Interest-bearing	120,925	116,596
Total deposits	161,578	155,229
Credit balances of factoring clients	1,148	1,016
Borrowings:
Short-term borrowings	224	367
Long-term borrowings	35,784	36,684
Total borrowings	36,008	37,051
Other liabilities	8,726	8,196
Total liabilities	207,460	201,492
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at December 31, 2025 and December 31, 2024)	1,375	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at December 31, 2025 and December 31, 2024; 11,133,974 and 12,712,436 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	11	13
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at December 31, 2025 and December 31, 2024)	1	1
Additional paid in capital	—	2,417
Retained earnings	20,768	19,361
Accumulated other comprehensive income (loss)	83	(445)
Total stockholders’ equity	22,238	22,228
Total liabilities and stockholders’ equity	$229,698	$223,720
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
dollars in millions, except share and per share data	2025	2024	2023
Interest income
Loans and leases	$9,096	$9,528	$8,187
Investment securities	1,690	1,347	648
Deposits at banks	992	1,478	1,556
Total interest income	11,778	12,353	10,391
Interest expense
Deposits	3,559	3,864	2,497
Borrowings	1,405	1,346	1,182
Total interest expense	4,964	5,210	3,679
Net interest income	6,814	7,143	6,712
Provision for credit losses	514	431	1,375
Net interest income after provision for credit losses	6,300	6,712	5,337
Noninterest income
Rental income on operating lease equipment	1,096	1,048	971
Lending-related fees	266	257	218
Deposit fees and service charges	241	230	200
Client investment fees	217	213	157
Wealth management services	229	211	188
International fees	136	119	91
Factoring commissions	73	75	82
Cardholder services, net	158	163	139
Merchant services, net	52	49	48
Insurance commissions	53	55	54
Realized gain (loss) on sale of investment securities, net	3	6	(26)
Fair value adjustment on marketable equity securities, net	22	13	(11)
Gain on sale of leasing equipment, net	30	30	20
Gain on acquisition	—	—	9,808
Loss on extinguishment of debt	(9)	(2)	—
Other noninterest income	160	148	136
Total noninterest income	2,727	2,615	12,075
Noninterest expense
Depreciation on operating lease equipment	398	394	371
Maintenance and other operating lease expenses	244	219	222
Personnel cost	3,294	3,078	2,636
Net occupancy expense	238	242	244
Equipment expense	555	504	422
Professional fees	115	121	71
Third-party processing fees	268	230	205
FDIC insurance expense	141	138	158
Marketing expense	142	76	102
Acquisition-related expenses	141	210	470
Intangible asset amortization	54	63	57
Other noninterest expense	466	460	377
Total noninterest expense	6,056	5,735	5,335
Income before income taxes	2,971	3,592	12,077
Income tax expense	765	815	611
Net income	$2,206	$2,777	$11,466
Preferred stock dividends	57	61	59
Net income available to common stockholders	$2,149	$2,716	$11,407
Earnings per common share
Basic	$165.24	$189.42	$785.14
Diluted	$165.24	$189.41	$784.51
Weighted average common shares outstanding
Basic	13,002,455	14,341,872	14,527,902
Diluted	13,002,455	14,342,655	14,539,613
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
dollars in millions	2025	2024	2023
Net income	$2,206	$2,777	$11,466
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available for sale	447	(7)	162
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	1	1
Net change in defined benefit pension items	75	44	81
Net unrealized gain on cash flow hedge derivatives	6	8	—
Other comprehensive income, net of tax	$528	$46	$244
Total comprehensive income	$2,734	$2,823	$11,710
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	11,466	—	11,466
Other comprehensive income, net of tax	—	—	—	—	—	244	244
Stock based compensation	—	—	—	(1)	—	—	(1)
Cash dividends declared ($3.89 per common share):
Class A common stock	—	—	—	—	(53)	—	(53)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared:
Series A	—	—	—	—	(18)	—	(18)
Series B	—	—	—	—	(30)	—	(30)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	2,777	—	2,777
Other comprehensive income, net of tax	—	—	—	—	—	46	46
Stock based compensation	—	—	—	(12)	—	—	(12)
Repurchased 814,641 shares of Class A common stock	—	(1)	—	(1,679)	—	—	(1,680)
Cash dividends declared ($6.87 per common share):
Class A common stock	—	—	—	—	(91)	—	(91)
Class B common stock	—	—	—	—	(6)	—	(6)
Preferred stock dividends declared:
Series A	—	—	—	—	(19)	—	(19)
Series B	—	—	—	—	(31)	—	(31)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	2,206	—	2,206
Other comprehensive income, net of tax	—	—	—	—	—	528	528
Issuance of Series D preferred stock	494	—	—	—	—	—	494
Repurchased 1,578,462 shares of Class A common stock	—	(2)	—	(2,417)	(638)	—	(3,057)
Cash dividends declared ($7.95 per common share):
Class A common stock	—	—	—	—	(96)	—	(96)
Class B common stock	—	—	—	—	(8)	—	(8)
Preferred stock dividends declared:
Series A	—	—	—	—	(18)	—	(18)
Series B	—	—	—	—	(28)	—	(28)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2025	$1,375	$11	$1	$—	$20,768	$83	$22,238
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
dollars in millions	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,206	$2,777	$11,466
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	514	431	1,375
Deferred tax (benefit) expense	(111)	6	(165)
Depreciation, amortization, and accretion, net	405	130	(57)
Stock based compensation expense	—	—	5
Realized (gain) loss on sale of investment securities, net	(3)	(6)	26
Fair value adjustment on marketable equity securities, net	(22)	(13)	11
(Gain) loss on sale of loans, net	(21)	(7)	2
Gain on sale of operating lease equipment, net	(30)	(30)	(20)
Gain on other real estate owned, net	(2)	(7)	(4)
Gain on acquisition	—	—	(9,808)
Loss on extinguishment of debt	9	2	—
Origination of loans held for sale	(1,401)	(1,078)	(740)
Proceeds from sale of loans held for sale	1,553	1,289	693
Impairment of premises and equipment and other assets	6	22	70
Net change in other assets	(282)	(495)	206
Net change in other liabilities	170	(34)	(379)
Other operating activities	(68)	1	(21)
Net cash provided by operating activities	2,923	2,988	2,660
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	1,563	12,245	5,416
Purchases of marketable equity securities	(5)	(6)	—
Proceeds from sales of investments in marketable equity securities	1	15	—
Purchases of investment securities available for sale	(13,969)	(22,490)	(12,839)
Proceeds from maturities of investment securities available for sale	12,989	7,445	2,084
Proceeds from sales of investment securities available for sale	3,817	1,493	495
Purchases of investment securities held to maturity	(389)	(792)	(213)
Proceeds from maturities of investment securities held to maturity	1,010	562	545
Net (increase) decrease in securities purchased under agreements to resell	(74)	315	(473)
Net (increase) decrease in loans	(9,111)	(7,484)	6,057
Proceeds from sales of loans	399	354	317
Net decrease (increase) in credit balances of factoring clients	212	(73)	94
Purchases of operating lease equipment	(852)	(1,106)	(1,023)
Proceeds from sales of operating lease equipment	285	250	243
Purchases of premises and equipment	(710)	(429)	(405)
Proceeds from sales of other real estate owned	29	19	19
Cash acquired, net of cash paid as consideration for acquisition	—	—	810
Proceeds from surrender of bank-owned life insurance policies	—	—	1,094
Other investing activities	(806)	(473)	208
Net cash (used in) provided by investing activities	(5,611)	(10,155)	2,429
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(2,015)	(3,169)	5,634
Net increase (decrease) in demand and other interest-bearing deposits	8,539	12,630	(5,369)
Net (decrease) increase in securities sold under agreements to repurchase	(143)	(118)	39
Repayment of short-term borrowings	—	—	(2,250)
Proceeds from issuance of short-term borrowings	—	—	500
Repayment of long-term borrowings	(2,850)	(450)	(13,120)
Net proceeds from issuance of long-term borrowings	1,838	—	9,991
Net proceeds from issuance of preferred stock	494	—	—
Repurchase of Class A common stock	(3,027)	(1,648)	—
Cash dividends paid	(161)	(158)	(117)
Other financing activities	—	(14)	(7)
Net cash provided by (used in) financing activities	2,675	7,073	(4,699)
Change in cash and due from banks	(13)	(94)	390
Cash and due from banks at beginning of period	814	908	518
Cash and due from banks at end of period	$801	$814	$908

	Year Ended December 31,
dollars in millions	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,810	$5,079	$3,686
Income taxes	315	763	514
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	86	—	—
Net settlement with FDIC for Purchase Money Note	—	80	—
Transfer of assets from held for investment to held for sale	1,296	606	336
Transfer of assets from held for sale to held for investment	31	—	—
Commitments extended during the period on affordable housing investment credits	648	710	224
Purchase Money Note as consideration for SVBB Acquisition	—	—	35,808
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

The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries, certain partnership interests, and variable interest entities (“VIEs”) where BancShares is the primary beneficiary, if applicable. All significant intercompany accounts and transactions are eliminated upon consolidation. Assets held in agency or fiduciary capacity are not included in the consolidated financial statements.

VIEs are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. BancShares has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. BancShares is not the primary beneficiary and does not hold a controlling interest in the VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance or the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets.

Refer to Note 10—Variable Interest Entities for additional information regarding VIEs.

Reclassifications

Financial Statements
In certain instances, amounts reported in the 2024 and 2023 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Changes to Reportable Segments
As of December 31, 2025, our reportable segments included the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. We made the following changes to our segment reporting during 2025 (the “Segment Reporting Updates”):
•All components previously reported in the Silicon Valley Bank (“SVB”) Commercial segment and certain components of the General Bank segment were consolidated into the Commercial Bank segment.
•We made minor updates to our segment expense allocations.

Segment disclosures for the years ended December 31, 2024 and 2023 included in this Form 10-K were recast to conform with the Segment Reporting Updates summarized above. Refer to Note 21—Segment Information for additional information.

Loan Class Changes
At December 31, 2025, our commercial loan classes included: commercial and industrial, capital call lines, owner occupied commercial mortgage, investor dependent, and commercial real estate, while our consumer loan classes included: residential mortgage, revolving mortgage, auto, and other consumer.

During 2025, we changed our loan classes (the “Loan Class Changes”) from the loan classes in the Annual Report on Form 10-K as of and for the year ended December 31, 2024 (the “2024 Form 10-K”). The Loan Class Changes recast capital call lines and commercial real estate into separate loan classes, and recast SVB loan classes into the commercial loan classes. Additionally, investor dependent - early stage and investor dependent - growth stage were combined into a single investor dependent loan class, and leases were recast into commercial and industrial. The following table summarizes the recast of the 2024 Form 10-K loan classes to the loan classes in this Annual Report on Form 10-K.

2025 Loan Class Changes

2024 Form 10-K Loan Class	Loan Class in this Annual Report on Form 10-K
Commercial
Commercial construction	Commercial real estate
Owner occupied commercial mortgage	Owner occupied commercial mortgage
Non-owner occupied commercial mortgage	Commercial real estate
Commercial and industrial	Commercial and industrial, commercial real estate (1)
Leases	Commercial and industrial

Consumer
Residential mortgage	Residential mortgage, commercial real estate (2)
Revolving mortgage	Revolving mortgage
Consumer auto	Auto
Consumer other	Other consumer

SVB
Global fund banking (3)	Capital call lines, commercial and industrial (3)
Investor dependent - early stage	Investor dependent
Investor dependent - growth stage	Investor dependent
Innovation C&I and cash flow dependent	Commercial and industrial
(1)    Loans for the purpose of acquiring, constructing or developing real estate were included in commercial and industrial in the 2024 Form 10-K, and are included in commercial real estate in this Form 10-K.
(2)    Residential construction loans were included in residential mortgage in the 2024 Form 10-K, and are included in commercial real estate in this Form 10-K.
(3) In the 2024 Form 10-K, the global fund banking loan class included capital call lines and other commercial loans in the Global Fund Banking line of businesses (a component of the Commercial Bank segment). Capital call lines are a separate loan class, and the other commercial loans in the Global Fund Banking line of business are included in commercial and industrial in this Form 10-K.

Our loan classes as of December 31, 2025 are further described in the “Loans and Leases” discussion of this Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and allowance for loan and lease losses (“ALLL”) disclosures for all periods presented in this Form 10-K were recast to reflect the Loan Class Changes. Refer to Note 5—Loans and Leases and Note 6—Allowance for Loan and Lease Losses.

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

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell are accounted for as collateralized financing transactions as the terms of such purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. The securities purchased under agreements to resell are primarily collateralized by U.S. Treasury and U.S. agency mortgage-backed securities. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

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

Debt securities are classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Management reviews all debt securities with delinquent interest and immediately charges off any accrued interest determined to be uncollectible.

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

Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. Additionally, BancShares holds shares of Visa Inc. (“Visa”) Class B common stock. Refer to Note 3—Investment Securities for additional information.

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

Affordable Housing Tax Credit Investments
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act (“CRA”) requirements and obtaining tax credits and other tax benefits. These investments are accounted for using the proportional amortization method (“PAM”) if certain conditions are met. Under PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, the net investment performance, and impairment, if any, is recognized in the statements of income as a component of income tax expense. All of our investments in qualified affordable housing projects are accounted for under PAM.

Other Tax Credit Investments
Certain tax credit investments not eligible for PAM, such as investments in renewable energy projects, are accounted for under the hypothetical liquidation at book value method (“HLBVM”) which is applied to equity investments in investees for which distributions vary at different points in time and are not directly linked to an equity holder’s ownership percentage. Under the HLBVM, we calculate our share of earnings or losses based on the change in our claim on the net assets of the investee assuming the investee is liquidated at book value at the end of each reporting period. The pretax results from applying the HLBVM are reported in other noninterest income. We elected the Deferral Method for the tax credits and deferred tax assets (“DTAs”) related to these tax credit investments. Under the Deferral Method, we reduce the carrying value of our investment and income taxes payable upon receipt of the tax credits when the underlying project is placed in service.

Equity Method Investments
Under the equity method, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other noninterest income. Dividends and distributions from these investments are recorded as reductions to the carrying value of the investments. Unconsolidated investments accounted for under the equity method are evaluated for impairment, with any impairment recorded in noninterest income. The recorded impairment is the excess of the investment carrying value over the fair value.

Refer to Note 10—Variable Interest Entities for additional information.

Assets Held for Sale
Assets held for sale (“AHFS”) consist of: (i) loans we previously held for investment that were transferred to held for sale at the lower of the cost or fair value (“LOCOM”) at the date we made a formal decision and plan to sell, (ii) residential mortgage loans that we originated with the intent to sell and for which we elected to apply the fair value option, and (iii) operating lease equipment (which we previously leased as the lessor) that was transferred to held for sale at LOCOM at the date we made a formal decision and plan to sell.

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

BancShares extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. BancShares also extends credit through consumer loans, including residential mortgages and auto loans. Our loan classes as of December 31, 2025 are described below.

Commercial Loans and Leases
Commercial and Industrial – Commercial and industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and business credit cards. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk that the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Commercial and industrial includes loans that borrowers use to assist a select group of private equity sponsors with the acquisition of businesses. These loans are larger in size, and repayment is generally dependent upon the cash flows of the combined entities. Acquired companies are typically established, later-stage businesses of scale, and characterized by reasonable levels of leverage with loan structures that include meaningful financial covenants.

Commercial and industrial includes loans to non-depository financial institutions (“NDFIs”), except for capital call lines which is a separate loan class since it is our largest NDFI portfolio. In addition to capital call lines, loans to NDFIs include the following:
•The net asset value (“NAV”) portfolio consists of: (i) loans to private equity funds collateralized by the funds’ portfolios of direct equity investments in private companies, and (ii) loans to predominantly secondary funds collateralized by the funds’ portfolios of investments in limited partner (“LP”) interests in private funds and/or co-investment vehicles.
•Leveraged fund lines are lines of credit provided to private credit funds and are collateralized by portfolios of the underlying assets, primarily first lien loans.
•Warehouse lines are asset-based lines of credit that finance cash flows for large pools of assets, such as accounts receivable and loans, that the borrower (or sponsor) typically sell or transfer to special purpose vehicle entities.
•Specialty finance includes asset-based lending facilities to lenders that are primarily investing in first lien senior debt.

We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). The most prevalent risk in factoring transactions is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable. We also provide supply chain financing to our clients on the supply and demand sides of the supply chain. Supply chain financing could include purchasing our clients’ accounts receivable and subsequently collecting from our clients’ customers, or paying our clients’ accounts payable and subsequently collecting directly from our client. Factoring and supply chain finance receivables are primarily included in the commercial and industrial loan class.

Commercial and industrial also includes leases, which consists of finance lease arrangements for technology and office equipment and large and small industrial, medical, and transportation equipment.

Capital Call Lines – The primary source of repayment for capital call lines is the capital commitments of the underlying LP investors in funds managed by certain private equity and venture capital firms. Capital calls are contractual obligations of the LPs and are not subject to the performance of the underlying portfolio of investments.

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

Investor Dependent – The investor dependent class includes loans made primarily to technology, life science and healthcare industry borrowers that typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering. Investor dependent includes lending to: (i) pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million, (ii) companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, and (iii) companies with revenues in excess of $15 million.

Commercial Real Estate – Commercial Real Estate primarily includes the following portfolios: non-owner occupied commercial mortgage, commercial construction, and other loans for the purpose of acquiring, constructing or developing real estate. Residential construction loans are also included in commercial real estate.

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

Commercial construction consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. Delays in construction and development projects can cause cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral. These loans are highly dependent on the supply and demand for commercial real estate. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult.

Residential construction consists of loans to developers or consumers to finance construction of 1-4 family residential property or to purchase undeveloped or partially developed land in anticipation of completing construction of 1-4 family residential property. These loans are subject to risks of the supply chain and fluctuations in construction and development costs, as well as the demand for newly constructed residential homes and lots acquired for development. When construction is complete, consumer borrowers often convert or refinance the residential construction loan into a residential mortgage loan.

Consumer Loans
Residential Mortgage – Residential mortgage primarily consists of loans to purchase or refinance the borrower’s primary dwelling, secondary residence or vacation home and are often secured by 1-4 family residential properties. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

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

Auto – Auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well as indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral, if any.

Other Consumer – Other consumer loans consist of loans to finance unsecured home improvements, student loans, and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral, if any, within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral.

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

Purchased Credit Deteriorated Loans and Leases
Purchased loans and leases that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ALLL, which results in a gross up of the loan balance (the “PCD Gross-Up”). The initial ALLL for PCD loans and leases (the “Initial PCD ALLL”) is established through the PCD Gross-Up and there is no corresponding increase to the provision for credit losses. The difference between the UPB and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Refer to Note 6—Allowance for Loan and Lease Losses for additional information.

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

Loan Charge-Offs and Recoveries
Loan charge-offs are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral, guarantees, and the status of collection activities. Loan balances considered uncollectible are charged-off against the ALLL and deducted from the carrying value of the related loans. Consumer loans are subject to mandatory charge-off at specified delinquency dates in accordance with regulatory guidelines. The value of the underlying collateral for consumer loans is considered when determining the charge-off amount if repossession is reasonably assured and in process. Refer to Note 5—Loans and Leases for additional information. Realized recoveries of amounts previously charged-off are credited to the ALLL.

Allowance for Loan and Lease Losses
The ALLL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date using the current expected credit loss (“CECL”) methodology in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 326 Financial Instruments - Credit Losses. Adjustments to the ALLL are recorded with a corresponding entry to the provision or benefit for credit losses.

The ALLL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ALLL. These ALLL models estimate the probability of obligor default (“PD”) and loss given default (“LGD”) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries and other factors. The loan and lease level undiscounted ALLL is calculated by applying the modeled PD and LGD to monthly forecasted loan and lease balances (or exposure at default), which are adjusted for contractual payments, prior defaults, and prepayments. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of future economic conditions. Forecasted LGDs are adjusted for expected recoveries.

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

The ALLL models utilize economic variables, including unemployment, gross domestic product, home price index, commercial real estate (“CRE” index, corporate profits, and credit spreads. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and probability weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations.

When loans do not share risk characteristics similar to others in the pool, the ALLL is evaluated on an individual basis. Given that BancShares’ CECL models are loan level models, the number of loans individually evaluated is not significant and consists primarily of loans greater than an established threshold. A specific ALLL is established (or charge-off recorded) for the shortfall, if any, between the present value of future cash flows (or fair value of the collateral, less estimated costs to sell) and the amortized cost of the loan.

Risk pools for estimating the ALLL, along with loans evaluated on an individual basis, are aggregated into commercial and consumer loan portfolios for reporting purposes in Note 6—Allowance for Loan and Lease Losses.

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

Refer to Note 6—Allowance for Loan and Lease Losses for the provision for off-balance sheet credit exposure.

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

Goodwill and Other Intangible Assets
Goodwill is defined below in the “Business Combinations” section. BancShares’ evaluates goodwill for impairment annually as of July 31, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists.

BancShares applied the acquisition method of accounting for the SVBB Acquisition (as defined in Note 2—Business Combinations) and the fair values of the net assets acquired and core deposit intangibles exceeded the purchase price for each transaction. Consequently, there was a gain on acquisition (and no goodwill) related to the SVBB Acquisition.

Other finite-lived intangible assets, such as core deposit intangibles, are initially recorded at fair value and are amortized over their average estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment exists.

Refer to further discussion in Note 2—Business Combinations and Note 9—Goodwill and Core Deposit Intangibles.

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

At inception, BancShares documents all relationships between hedging instruments and hedged items, including effectiveness as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or nonqualifying hedge (each as defined below). The designation may change based upon management’s reassessment of circumstances. BancShares assesses hedge effectiveness at inception and on an ongoing basis.

In order to manage its interest rate exposure, BancShares enters into fair value hedges of certain fixed rate debt and deposits. BancShares recognizes the changes in the fair values of the hedging instrument and hedged item in interest expense for borrowings and deposits in the Consolidated Statements of Income.

BancShares also utilizes floating-rate loan portfolio cash flow hedges. The changes in fair value of the hedging instrument in a cash flow hedge are reported in AOCI and subsequently reclassified to earnings during the periods in which the hedged cash flows affect earnings. The recognized gains and losses on loan portfolio cash flow hedges are reported in “interest income on loans and leases” on the Consolidated Statements of Income when reclassified from AOCI to earnings.

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

We have purchased and sold risk participation agreements associated with borrowers’ interest rate swaps. We purchase risk participation agreements from other institutions in an effort to mitigate the credit risk associated with interest rate swap agreements with borrowers to whom we have provided loans structured with interest rate swaps. Additionally, we sell risk participation agreements to other institutions as a means of sharing the credit risk associated with borrowers’ interest rate swaps. Risk participation agreements we sold have maturities ranging between 2026 and 2048 and may require us to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

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
•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments such as collateral dependent commercial and consumer loans, as well as loans held for sale, certain available for sale corporate securities and derivative contracts, such as equity warrants, whose values are determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Refer to Note 14—Fair Value for additional information.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of Class A common stock, par value $1 (“Class A common stock”), and Class B common stock, par value $1 (“Class B common stock”), outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive shares. BancShares’ potential dilutive instruments include unvested restricted stock units (“RSUs”). The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. Refer to Note 18—Earnings Per Common Share for additional information.

Income Taxes
Income taxes are accounted for using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a DTA or deferred tax liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares’ income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. BancShares has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

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

Refer to Note 19—Income Taxes for additional disclosures.

Bank-Owned Life Insurance
Banks can purchase life insurance (“BOLI”) policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These BOLI policies offset the cost of providing employee benefits. BancShares records BOLI at each policy’s respective cash surrender value (“CSV”), with changes in the CSV recorded as noninterest income in the Consolidated Statements of Income.

Defined Benefit Pension Plans and Other Postretirement Benefits
BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. BancShares also estimates a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, BancShares considers such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. Refer to Note 20—Employee Benefit Plans for disclosures related to the plans.

Stock-Based Compensation
All previously issued stock-based compensation awards vested during 2024 and there were no unvested RSUs as of December 31, 2025 and 2024. The fair value of the RSUs issued in BancShares merger (the “CIT Merger”) with CIT Group Inc. (“CIT”) on January 3, 2022 (the “CIT Merger Date”) was determined based on the closing share price of the Parent Company’s Class A common stock on the CIT Merger Date. The fair value of the RSUs was (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger.

Expenses related to stock-based compensation were included in acquisition-related expenses in the Consolidated Statements of Income. Stock-based compensation is briefly discussed further in Note 20—Employee Benefit Plans.

Common Stock Repurchases
Repurchased common stock is immediately retired upon repurchase, resulting in a reduction to common stock at par value. The excess cost of repurchased common stock over the par amount is recorded as a reduction to additional paid-in capital (“APIC”). When APIC is reduced to zero, then the remainder of the excess cost of repurchased common stock over the par amount is recorded as a reduction to retained earnings. Direct costs, including excise taxes, are included in the cost of the repurchased shares.

Revenue Recognition
Interest income on held for investment loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with purchase accounting adjustments, which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as held for sale, accretion (amortization) of the discount (premium) will cease. Interest income on loans held for investment and held for sale is included in interest income on loans and leases in the Consolidated Statements of Income.

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

Realized gain or loss on sale of investment securities, net – This reflects the net gain or loss realized from sales based on the difference between sales price and amortized cost.

Fair value adjustments on marketable equity securities, net – This reflects changes in market prices of underlying portfolio investments.

Gain on sale of leasing equipment, net – These are recognized upon completion of sale (sale closing) and transfer of title. The gain is determined based on sales price less book carrying value (net of accumulated depreciation).

Gain on acquisition – This represents the excess of the fair value of net assets acquired over the purchase price in business combination.

Other noninterest income – This consists of several forms of recurring revenue, such as FHLB dividends and BOLI income. For the remaining transactions, revenue is recognized when, or as, the performance obligation is satisfied. Other items include derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities, and income from investment tax credit benefits.

Segment Reporting
Our chief operating decision maker (“CODM”) is the Chief Executive Officer. We qualitatively and quantitatively assessed the segment expense items that are regularly provided to the CODM and identified significant segment expenses.

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

Refer to Note 21—Segment Information for the segment reporting tables, which include significant segment expenses and the measure of segment profit or loss the CODM uses to assess the financial performance and decide how to allocate resources to each segment, as well as a qualitative description of the components of all other noninterest expense.

Newly Adopted Accounting Standards
As of January 1, 2025, BancShares adopted the following Accounting Standards Update (“ASU”) issued by FASB:

ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, Issued December 2023
This ASU enhances income tax disclosure requirements primarily by requiring annual disclosure of specific categories in the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. BancShares applied the required disclosures retrospectively. Aside from complying with the new disclosure requirements, this ASU did not have a material impact on our financial statements. Refer to Note 19—Income Taxes for required disclosures.

As of January 1, 2026, BancShares adopted the following ASU issued by FASB:

ASU 2025-08—Financial Instruments — Credit Losses (Topic 326): Purchased Loans, Issued November 2025
Under this ASU, purchased seasoned loans (“PSLs” as described below) must be recognized at the purchase price, plus the ALLL at the acquisition date (the “Gross-Up Approach”). Since the ALLL at the acquisition date is established through the Gross-Up Approach, there is no corresponding increase to the provision for loan and lease losses (“Day 2 Provision for Loan and Lease Losses”).

Prior to this ASU, the Gross-Up Approach was only permitted for PCD loans, while the initial ALLL for Non-PCD loans was established through the Day 2 Provision for Loan and Lease Losses. Under this ASU, the Gross-Up Approach applies to PCD loans and the following Non-PCD loans which qualify as PSLs: (i) non-credit card loans acquired in a business combination and (ii) non-credit card loans purchased more than 90 days after origination in a non-business combination transaction, provided the acquirer was not involved in the original lending. This ASU specifically excludes credit card loans from the definition of PSLs.

This ASU is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU must be applied prospectively. We early adopted this ASU on January 1, 2026 (the “Adoption Date”). We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures. For business combinations or loan acquisitions that close after the Adoption Date, this ASU could reduce the Day 2 Provision for Loan and Lease Losses, and the subsequent credit-related loan purchase accounting accretion or amortization that was prevalent for Non-PCD loans acquired prior the Adoption Date.

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

NOTE 2 — BUSINESS COMBINATIONS

Pending Branch Acquisition
On October 16, 2025, FCB announced that it had entered into an agreement to consummate the acquisition of 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.7 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in the second half of 2026, subject to customary closing terms and conditions and regulatory approvals.

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

BancShares determined that the SVBB Acquisition constituted a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were presented at their estimated fair values based on valuations as of March 27, 2023. The gain on acquisition of $9.81 billion, net of income taxes of $3.36 billion, was recorded in noninterest income during the year ended December 31, 2023, and represented the excess of the fair value of net assets acquired over the purchase price.

In connection with the SVBB Purchase Agreement, FCB entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). The Shared-Loss Agreement covered an estimated $60 billion of commercial loans (collectively, the “Covered Assets”) at the time of acquisition. On April 7, 2025, FCB and the FDIC entered into an agreement (the “Shared-Loss Termination Agreement”) to terminate the Shared-Loss Agreement. The Shared-Loss Agreement stipulated the FDIC would have to reimburse FCB for 0% of losses of up to $5 billion with respect to Covered Assets and 50% of losses in excess of $5 billion with respect to Covered Assets (“FDIC Loss Sharing”) and FCB would have to reimburse the FDIC for 50% of recoveries related to such Covered Assets (“FCB reimbursement”). As a result of entering into the Shared-Loss Termination Agreement, all rights and obligations of the parties under the Shared-Loss Agreement terminated as of the date of the Shared-Loss Termination Agreement, including FCB’s reporting covenants and obligations related to FDIC Loss Sharing and FCB reimbursement. There was no impact to our consolidated balance sheets or statements of income resulting from the Shared-Loss Termination Agreement because there was no loss indemnification asset or true-up liability associated with the Shared-Loss Agreement, primarily based on evaluation of historical loss experience and the credit quality of the Covered Assets.

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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,624	$50	$(1)	$10,673
Government agency	44	—	(1)	43
Residential mortgage-backed securities	17,683	263	(323)	17,623
Commercial mortgage-backed securities	3,444	28	(173)	3,299
Corporate bonds	145	—	(5)	140
Municipal bonds	12	—	—	12
Total investment securities available for sale	$31,952	$341	$(503)	$31,790
Investment in marketable equity securities	$83	$44	$—	$127
Investment securities held to maturity
U.S. Treasury	$388	$—	$(15)	$373
Government agency	1,225	—	(55)	1,170
Residential mortgage-backed securities	4,450	32	(490)	3,992
Commercial mortgage-backed securities	3,337	—	(608)	2,729
Supranational securities	246	—	(20)	226
Other	1	—	—	1
Total investment securities held to maturity	$9,647	$32	$(1,188)	$8,491
Total investment securities	$41,682	$417	$(1,691)	$40,408

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,897	$33	$(27)	$13,903
Government agency	79	—	(2)	77
Residential mortgage-backed securities	16,161	41	(582)	15,620
Commercial mortgage-backed securities	3,869	7	(210)	3,666
Corporate bonds	489	—	(22)	467
Municipal bonds	17	—	—	17
Total investment securities available for sale	$34,512	$81	$(843)	$33,750
Investment in marketable equity securities	$79	$27	$(5)	$101
Investment securities held to maturity
U.S. Treasury	$483	$—	$(31)	$452
Government agency	1,489	—	(115)	1,374
Residential mortgage-backed securities	4,558	2	(682)	3,878
Commercial mortgage-backed securities	3,407	—	(678)	2,729
Supranational securities	300	—	(33)	267
Other	2	—	—	2
Total investment securities held to maturity	$10,239	$2	$(1,539)	$8,702
Total investment securities	$44,830	$110	$(2,387)	$42,553

U.S. Treasury investments include Treasury bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Administration (“SBA”), Federal Home Loan Bank (“FHLB”) and other U.S. agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are revenue bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities & Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

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

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At December 31, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $157 million and $20 million, respectively. At December 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $20 million, respectively. During the year ended December 31, 2025 and 2024, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2025 or 2024.

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

Maturities - Debt Securities

dollars in millions	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$4,893	$4,914	$5,090	$5,086
After one through five years	5,853	5,879	8,945	8,949
After five through 10 years	23	20	346	330
After 10 years	12	12	22	22
Government agency	44	43	79	77
Residential mortgage-backed securities	17,683	17,623	16,161	15,620
Commercial mortgage-backed securities	3,444	3,299	3,869	3,666
Total investment securities available for sale	$31,952	$31,790	$34,512	$33,750
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$307	$303	$429	$419
After one through five years	1,434	1,360	1,299	1,208
After five through 10 years	119	107	546	468
Residential mortgage-backed securities	4,450	3,992	4,558	3,878
Commercial mortgage-backed securities	3,337	2,729	3,407	2,729
Total investment securities held to maturity	$9,647	$8,491	$10,239	$8,702

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Year Ended December 31,
	2025	2024	2023
Interest income - taxable investment securities (1)	$1,687	$1,344	$642
Interest income - nontaxable investment securities	1	1	4
Dividend income - marketable equity securities	2	2	2
Interest on investment securities	$1,690	$1,347	$648
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Year Ended December 31,
	2025	2024	2023
Gross realized gain on sale of investment securities available for sale	$5	$1	$—
Gross realized loss on sale of investment securities available for sale	(3)	(1)	(26)
Net realized gain (loss) on sale of investment securities available for sale	2	—	(26)
Net realized gain on sale of marketable equity securities	1	6	—
Realized gain (loss) on sale of investment securities, net	$3	$6	$(26)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$859	$(1)	$—	$—	$859	$(1)
Government agency	—	—	43	(1)	43	(1)
Residential mortgage-backed securities	815	(2)	3,292	(321)	4,107	(323)
Commercial mortgage-backed securities	48	—	1,129	(173)	1,177	(173)
Corporate bonds	—	—	123	(5)	123	(5)
Total	$1,722	$(3)	$4,587	$(500)	$6,309	$(503)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$3,791	$(12)	$981	$(15)	$4,772	$(27)
Government agency	—	—	77	(2)	77	(2)
Residential mortgage-backed securities	7,470	(61)	3,575	(521)	11,045	(582)
Commercial mortgage-backed securities	1,183	(8)	1,342	(202)	2,525	(210)
Corporate bonds	16	—	438	(22)	454	(22)
Total	$12,460	$(81)	$6,413	$(762)	$18,873	$(843)

As of December 31, 2025, there were 307 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 288 were government sponsored enterprise-issued mortgage-backed securities including GNMA, FHLMC and FNMA, or government agency securities, and the remaining 19 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2025, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of December 31, 2025.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities including GNMA, FHLMC and FNMA, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of December 31, 2025.

There were no debt securities on nonaccrual status as of December 31, 2025 or December 31, 2024.

Investment securities having an aggregate carrying value of $3.89 billion at December 31, 2025, and $3.94 billion at December 31, 2024, were pledged as collateral to secure public funds on deposit, the Purchase Money Note, certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, investments in qualified affordable housing projects are accounted for under PAM, and renewable energy tax credit investments that utilize the HLBVM. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for descriptions of the accounting methodologies.

NOTE 4 — ASSETS HELD FOR SALE

The composition of AHFS is summarized in the following table.

dollars in millions	December 31, 2025	December 31, 2024
Loans and leases:
Commercial (1)	$18	$27
Consumer	781	55
Loans and leases	799	82
Operating lease equipment	5	3
Total assets held for sale	$804	$85
(1) There were nonaccrual loans held for sale of $10 million at December 31, 2025 and $0 at December 31, 2024.

Consumer loans held for sale at December 31, 2024 were largely comprised of residential mortgage loans that FCB originated with the intent to sell. In December 2025, FCB management committed to a plan to sell approximately $694 million of residential mortgage loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost.

Accounting for AHFS is discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

NOTE 5 — LOANS AND LEASES

Loans held for sale are excluded from loans and leases on the Consolidated Balance Sheets and are included in Note 4—Assets Held For Sale. Finance leases for which we are the lessor are included in the commercial and industrial loan class in the following tables. Disclosures for leases are in Note 7—Leases.

The following table summarizes loans by class:

Loans by Class

dollars in millions	December 31, 2025	December 31, 2024
Commercial
Commercial and industrial	$44,721	$43,559
Capital call lines	31,791	25,501
Owner occupied commercial mortgage	17,660	16,842
Investor dependent	2,778	3,193
Commercial real estate	23,784	23,282
Total commercial	120,734	112,377
Consumer
Residential mortgage	21,861	22,768
Revolving mortgage	2,863	2,567
Auto	1,416	1,523
Other consumer	1,056	986
Total consumer	27,196	27,844
Total loans and leases	$147,930	$140,221

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of the Loan Class Changes.

At December 31, 2025 and 2024, accrued interest receivable on loans included in other assets was $635 million and $603 million, respectively, and was excluded from the estimate of the ALLL.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $289 million for the year ended December 31, 2025, including $19 million for unfunded commitments. Discount accretion income was $505 million for the year ended December 31, 2024, including $81 million for unfunded commitments. Discount accretion income was $733 million for the year ended December 31, 2023, including $128 million for unfunded commitments.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	December 31, 2025	December 31, 2024
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(103)	$(91)

Net unamortized discount on acquired loans
Non-PCD	$1,281	$1,504
PCD	45	94
Total net unamortized discount	$1,326	$1,598

The aging and nonaccrual status of the outstanding loans and leases by class at December 31, 2025 and 2024 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1)

dollars in millions	December 31, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$232	$56	$63	$351	$43,914	$44,265	$456	$44,721
Capital call lines	—	—	—	—	31,791	31,791	—	31,791
Owner occupied commercial mortgage	78	19	1	98	17,403	17,501	159	17,660
Investor dependent	11	1	—	12	2,717	2,729	49	2,778
Commercial real estate	221	31	171	423	22,943	23,366	418	23,784
Total commercial	542	107	235	884	118,768	119,652	1,082	120,734
Consumer
Residential mortgage	168	42	7	217	21,465	21,682	179	21,861
Revolving mortgage	25	4	—	29	2,799	2,828	35	2,863
Auto	15	3	—	18	1,389	1,407	9	1,416
Other consumer	5	3	2	10	1,044	1,054	2	1,056
Total consumer	213	52	9	274	26,697	26,971	225	27,196
Total loans and leases	$755	$159	$244	$1,158	$145,465	$146,623	$1,307	$147,930

	December 31, 2024
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$203	$50	$17	$270	$42,869	$43,139	$420	$43,559
Capital call lines	—	—	—	—	25,501	25,501	—	25,501
Owner occupied commercial mortgage	30	9	2	41	16,739	16,780	62	16,842
Investor dependent	11	1	—	12	3,094	3,106	87	3,193
Commercial real estate	65	30	79	174	22,669	22,843	439	23,282
Total commercial	309	90	98	497	110,872	111,369	1,008	112,377
Consumer
Residential mortgage	172	25	7	204	22,421	22,625	143	22,768
Revolving mortgage	20	4	—	24	2,519	2,543	24	2,567
Auto	12	3	—	15	1,500	1,515	8	1,523
Other consumer	5	3	3	11	974	985	1	986
Total consumer	209	35	10	254	27,414	27,668	176	27,844
Total loans and leases	$518	$125	$108	$751	$138,286	$139,037	$1,184	$140,221
(1)    Accrued interest that was deducted from interest income when the loan was moved to nonaccrual status was approximately $17 million for the year ended December 31, 2025, and approximately $14 million for the year ended December 31, 2024.
(2)    Nonaccrual loans for which there was no related ALLL totaled $415 million at December 31, 2025 and $303 million at December 31, 2024. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of loans individually evaluated to determine the ALLL.

OREO and repossessed assets were $124 million as of December 31, 2025 and $64 million as of December 31, 2024.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2025 and 2024, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

The credit quality indicator for consumer loans is based on delinquency status of the borrower as of the end of the period. As the borrower becomes more delinquent, the likelihood of loss increases. An exemption is applied to government guaranteed loans as the principal repayments are insured by the Federal Housing Administration and U.S. Department of Veterans Affairs and thus remain on accrual status regardless of delinquency status.

The following tables summarize the commercial loans disaggregated by year of origination and by risk rating. The consumer loan delinquency status by year of origination is also presented below. The tables reflect the amortized cost of the loans and include PCD loans.

Commercial Loans - Risk Classifications by Class

December 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial and industrial
Pass	$13,484	$7,906	$3,552	$2,963	$1,428	$1,539	$10,143	$76	$41,091
Special Mention	213	264	113	97	143	60	181	—	1,071
Substandard	451	296	215	475	347	65	416	5	2,270
Doubtful	18	24	27	35	10	—	32	—	146
Ungraded	—	—	—	—	—	—	143	—	143
Total commercial and industrial	14,166	8,490	3,907	3,570	1,928	1,664	10,915	81	44,721
Capital call lines
Pass	—	—	—	—	—	—	31,758	33	31,791
Total capital call lines	—	—	—	—	—	—	31,758	33	31,791
Owner occupied commercial mortgage
Pass	2,816	2,739	2,177	2,430	2,290	3,954	248	28	16,682
Special Mention	26	34	49	78	24	27	2	—	240
Substandard	41	55	128	179	88	222	8	3	724
Doubtful	—	4	10	—	—	—	—	—	14
Total owner occupied commercial mortgage	2,883	2,832	2,364	2,687	2,402	4,203	258	31	17,660
Investor dependent
Pass	981	648	110	67	—	—	326	—	2,132
Special Mention	29	78	1	19	—	—	19	—	146
Substandard	104	164	117	14	4	—	50	—	453
Doubtful	13	11	16	5	—	—	2	—	47
Total Investor dependent	1,127	901	244	105	4	—	397	—	2,778
Commercial real estate
Pass	5,005	4,720	4,512	2,791	1,614	2,631	732	—	22,005
Special Mention	202	19	139	25	2	31	—	—	418
Substandard	409	249	221	145	70	193	1	—	1,288
Doubtful	29	3	—	18	1	22	—	—	73
Total commercial real estate	5,645	4,991	4,872	2,979	1,687	2,877	733	—	23,784
Total commercial
Pass	22,286	16,013	10,351	8,251	5,332	8,124	43,207	137	113,701
Special Mention	470	395	302	219	169	118	202	—	1,875
Substandard	1,005	764	681	813	509	480	475	8	4,735
Doubtful	60	42	53	58	11	22	34	—	280
Ungraded	—	—	—	—	—	—	143	—	143
Total commercial	$23,821	$17,214	$11,387	$9,341	$6,021	$8,744	$44,061	$145	$120,734

Consumer Loans - Delinquency Status by Class

December 31, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$1,601	$1,609	$2,512	$4,783	$4,715	$6,295	$2	$—	$21,517
30-59 days	3	4	12	32	32	94	2	—	179
60-89 days	—	1	3	9	3	38	—	—	54
90 days or greater	1	5	6	10	7	82	—	—	111
Total residential mortgage	1,605	1,619	2,533	4,834	4,757	6,509	4	—	21,861
Revolving mortgage
Current	—	—	—	—	—	—	2,686	125	2,811
30-59 days	—	—	—	—	—	—	20	9	29
60-89 days	—	—	—	—	—	—	—	6	6
90 days or greater	—	—	—	—	—	—	3	14	17
Total revolving mortgage	—	—	—	—	—	—	2,709	154	2,863
Auto
Current	504	405	217	157	77	33	—	—	1,393
30-59 days	3	4	3	3	2	1	—	—	16
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	507	411	222	162	80	34	—	—	1,416
Other consumer
Current	176	100	65	53	15	6	630	—	1,045
30-59 days	1	1	—	—	—	—	4	—	6
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	1	—	—	—	—	—	2	—	3
Total consumer other	178	101	65	53	15	6	638	—	1,056
Total consumer	$2,290	$2,131	$2,820	$5,049	$4,852	$6,549	$3,351	$154	$27,196

The following tables represent current credit quality indicators by origination year as of December 31, 2024:

Commercial Loans - Risk Classifications by Class

December 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial and industrial
Pass	$13,235	$6,531	$4,814	$2,329	$1,242	$1,394	$9,898	$69	$39,512
Special Mention	157	253	281	302	33	68	203	—	1,297
Substandard	177	371	621	353	205	231	461	4	2,423
Doubtful	6	26	44	17	2	1	97	—	193
Ungraded	—	—	—	—	—	—	134	—	134
Total Commercial and industrial	13,575	7,181	5,760	3,001	1,482	1,694	10,793	73	43,559
Capital call lines
Pass	—	—	—	—	—	—	25,467	34	25,501
Total capital call lines	—	—	—	—	—	—	25,467	34	25,501
Owner occupied commercial mortgage
Pass	2,721	2,445	2,747	2,581	2,199	2,988	223	29	15,933
Special Mention	22	46	70	58	32	61	9	—	298
Substandard	30	34	136	82	73	245	10	1	611
Total owner occupied commercial mortgage	2,773	2,525	2,953	2,721	2,304	3,294	242	30	16,842
Investor dependent
Pass	1,135	640	352	37	—	—	315	3	2,482
Special Mention	17	28	6	—	—	—	26	—	77
Substandard	122	173	164	31	1	—	61	—	552
Doubtful	26	19	28	5	—	—	4	—	82
Total investor dependent	1,300	860	550	73	1	—	406	3	3,193
Commercial real estate
Pass	4,336	5,528	4,337	2,569	1,842	2,258	526	3	21,399
Special Mention	—	147	331	49	11	111	—	—	649
Substandard	13	27	241	58	143	741	—	—	1,223
Doubtful	—	2	—	1	2	6	—	—	11
Total commercial real estate	4,349	5,704	4,909	2,677	1,998	3,116	526	3	23,282
Total commercial
Pass	21,427	15,144	12,250	7,516	5,283	6,640	36,429	138	104,827
Special Mention	196	474	688	409	76	240	238	—	2,321
Substandard	342	605	1,162	524	422	1,217	532	5	4,809
Doubtful	32	47	72	23	4	7	101	—	286
Ungraded	—	—	—	—	—	—	134	—	134
Total commercial	$21,997	$16,270	$14,172	$8,472	$5,785	$8,104	$37,434	$143	$112,377

Consumer Loans - Delinquency Status by Class

December 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$2,024	$2,824	$5,202	$5,135	$2,910	$4,353	$4	$—	$22,452
30-59 days	2	13	18	23	31	95	—	—	182
60-89 days	1	2	4	2	1	28	—	—	38
90 days or greater	—	2	6	6	9	73	—	—	96
Total residential mortgage	2,027	2,841	5,230	5,166	2,951	4,549	4	—	22,768
Revolving mortgage
Current	—	—	—	—	—	—	2,420	108	2,528
30-59 days	—	—	—	—	—	—	16	6	22
60-89 days	—	—	—	—	—	—	1	5	6
90 days or greater	—	—	—	—	—	—	3	8	11
Total revolving mortgage	—	—	—	—	—	—	2,440	127	2,567
Auto
Current	617	358	277	155	68	27	—	—	1,502
30-59 days	3	3	3	2	1	1	—	—	13
60-89 days	1	1	1	1	—	—	—	—	4
90 days or greater	1	1	1	1	—	—	—	—	4
Total consumer auto	622	363	282	159	69	28	—	—	1,523
Other consumer
Current	147	144	99	30	6	18	531	—	975
30-59 days	1	—	—	—	—	1	3	—	5
60-89 days	—	—	1	—	—	—	2	—	3
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	148	144	100	30	6	20	538	—	986
Total consumer	$2,797	$3,348	$5,612	$5,355	$3,026	$4,597	$2,982	$127	$27,844

Gross Charge-offs

Gross charge-off disclosures by origination year and loan class are summarized in the following tables:

Year Ended December 31, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Commercial and industrial	$33	$36	$66	$57	$12	$7	$240	$2	$453
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	3	—	—	3	1	—	—	7
Investor dependent	4	31	31	37	7	6	9	—	125
Commercial real estate	26	41	3	21	—	32	—	—	123
Total commercial	63	111	100	115	22	46	249	2	708
Consumer
Residential mortgage	—	—	—	—	—	7	—	—	7
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	2	2	1	—	—	—	—	5
Other consumer	—	2	1	1	—	—	17	—	21
Total consumer	—	4	3	2	—	7	17	—	33
Total loans and leases	$63	$115	$103	$117	$22	$53	$266	$2	$741

Year Ended December 31, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Commercial and industrial	$19	$54	$88	$26	$8	$23	$75	$1	$294
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	—	—	—	—	12	—	—	12
Investor dependent	—	55	103	28	3	6	9	—	204
Commercial real estate	—	—	—	—	36	81	—	—	117
Total commercial	19	109	191	54	47	122	84	1	627
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Revolving mortgage	—	—	—	—	—	—	—	1	1
Auto	1	2	2	1	—	—	—	—	6
Other consumer	—	2	1	1	—	1	17	—	22
Total consumer	1	4	3	2	—	2	17	1	30
Total loans and leases	$20	$113	$194	$56	$47	$124	$101	$2	$657

Loan Modifications for Borrowers Experiencing Financial Difficulties
As part of BancShares’ ongoing credit risk management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrowers’ current ability to repay. BancShares’ modifications granted to debtors experiencing financial difficulties typically take the form of term extensions, payment delays, interest rate reductions, principal forgiveness, or a combination thereof. Modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance.

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

Amortized Cost of Loans Modified during the year ended December 31, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$434	$85	$—	$19	$27	$32	$597	1.34%
Owner occupied commercial mortgage	15	7	—	18	26	—	66	0.38
Investor dependent	13	53	—	—	11	—	77	2.77
Commercial real estate	169	9	16	109	40	—	343	1.44
Total commercial	631	154	16	146	104	32	1,083	0.90
Consumer
Residential mortgage	15	—	1	3	25	2	46	0.21
Revolving mortgage	5	—	—	1	—	—	6	0.22
Auto	—	—	—	—	—	—	—	0.03
Other consumer	—	—	—	—	—	—	—	0.03
Total consumer	20	—	1	4	25	2	52	0.19
Total loans and leases	$651	$154	$17	$150	$129	$34	$1,135	0.77%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $26 million of commercial and industrial loans and $2 million of residential mortgage loans modified with a payment delay, and interest rate reduction, as well as $6 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Amortized Cost of Loans Modified during the year ended December 31, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$143	$97	$30	$14	$2	$—	$286	0.70%
Owner occupied commercial mortgage	37	10	4	1	2	—	54	0.32
Investor dependent	7	64	—	—	27	1	99	3.07
Commercial real estate	195	8	—	9	26	—	238	1.04
Total commercial	382	179	34	24	57	1	677	0.60
Consumer
Residential mortgage	10	—	2	2	—	—	14	0.06
Revolving mortgage	9	—	—	1	—	—	10	0.38
Auto	—	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	—	0.03
Total consumer	19	—	2	3	—	—	24	0.09
Total loans and leases	$401	$179	$36	$27	$57	$1	$701	0.50%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $1 million of investor dependent loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the year ended December 31, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$178	$2	$—	$5	$7	$—	$192	0.45%
Owner occupied commercial mortgage	16	—	2	—	—	—	18	0.11
Investor dependent	11	45	—	—	—	6	62	1.44
Commercial real estate	262	8	—	40	—	—	310	1.54
Total commercial	467	55	2	45	7	6	582	0.55
Consumer
Residential mortgage	8	—	—	3	—	3	14	0.06
Revolving mortgage	2	—	—	1	—	—	3	0.12
Auto	—	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	—	0.02
Total consumer	10	—	—	4	—	3	17	0.06
Total loans and leases	$477	$55	$2	$49	$7	$9	$599	0.45%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $6 million of Investor dependent loans modified with a term extension, interest rate reduction, and payment delay as well as $3 million of Residential mortgages modified with a payment delay and interest rate reduction.

Financial Effects of Loan Modifications made during the year ended December 31, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	13	0.72%	11
Owner occupied commercial mortgage	10	1.88	3
Investor dependent	10	—	7
Commercial real estate	16	0.56	10
Total commercial	14	0.72	9
Consumer
Residential mortgage	16	2.75	6
Revolving mortgage	24	4.20	5
Auto	20	0.31	—
Other consumer	60	9.72	—
Total consumer	17	3.26	6
Total loans and leases	14	0.81%	9

Financial Effects of Loan Modifications made during the year ended December 31, 2024

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	19	0.79%	11
Owner occupied commercial mortgage	30	1.42	7
Investor dependent	11	2.75	8
Commercial real estate	20	0.78	39
Total commercial	20	0.86	13
Consumer
Residential mortgage	71	1.89	11
Revolving mortgage	37	4.27	—
Auto	31	0.53	—
Other consumer	60	9.66	—
Total consumer	56	2.73	11
Total loans and leases	21	1.00%	13

Financial Effects of Loan Modifications made during the year ended December 31, 2023

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	13	2.04%	6
Owner occupied commercial mortgage	17	3.52	—
Investor dependent	9	1.00	5
Commercial real estate	12	3.00	7
Total commercial	12	2.71	6
Consumer
Residential mortgage	79	4.13	6
Revolving mortgage	59	2.81	—
Auto	27	0.69	—
Other consumer	53	9.42	—
Total consumer	74	4.08	6
Total loans and leases	14	2.89%	6
Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

Borrowers experiencing financial difficulties are typically identified in our credit risk management process and are consequently addressed in our methodology to estimate the ALLL, which incorporates delinquencies, PDs, and LGDs. Therefore, a change to the ALLL is generally not recorded upon modification. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off.

At December 31, 2025, there were $166 million of loans modified in the year ended December 31, 2025, which defaulted subsequent to modification. At December 31, 2024 there were $62 million of loans modified in the year ended December 31, 2024, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.
Modified Loans Payment Status (year ended December 31, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$551	$15	$1	$30	$597
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	59	2	3	2	66
Investor dependent	60	17	—	—	77
Commercial real estate	246	17	—	80	343
Total commercial	916	51	4	112	1,083
Consumer
Residential mortgage	30	3	6	7	46
Revolving mortgage	6	—	—	—	6
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	36	3	6	7	52
Total loans and leases	$952	$54	$10	$119	$1,135
Modified Loans Payment Status (year ended December 31, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$252	$1	$1	$33	$287
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	51	2	—	—	53
Investor dependent	87	11	—	—	98
Commercial real estate	233	6	—	—	239
Total commercial	623	20	1	33	677
Consumer
Residential mortgage	8	2	1	3	14
Revolving mortgage	9	—	—	1	10
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	17	2	1	4	24
Total loans and leases	$640	$22	$2	$37	$701
Modified Loans Payment Status (year ended December 31, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$147	$3	$1	$41	$192
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	17	—	—	—	17
Investor dependent	58	1	—	4	63
Commercial real estate	309	—	—	1	310
Total commercial	531	4	1	46	582
Consumer
Residential mortgage	12	—	1	1	14
Revolving mortgage	3	—	—	—	3
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	15	—	1	1	17
Total loans and leases	$546	$4	$2	$47	$599

At December 31, 2025, there were $60 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2025. At December 31, 2024, there were $55 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2024.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the FRB and FDIC.

Loans Pledged

dollars in millions	December 31, 2025	December 31, 2024
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$19,225	$17,873
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$17,775	$16,423
Pledged non-PCD loans	$31,713	$30,421

FRB
Lendable collateral value of pledged non-PCD loans	$12,962	$5,475
Less: advances	—	—
Available borrowing capacity	$12,962	$5,475
Pledged non-PCD loans	$13,640	$6,309

FDIC
Lendable collateral value of pledged loans	$35,705	$41,282
Less: advances	—	—
Less: principal amount of the Purchase Money Note	33,500	35,991
Available borrowing capacity (1)	$—	$5,291
Pledged loans (1)	$34,465	$41,040
(1) As discussed in Note 2—Business Combinations, the draw period for the Advance Facility Agreement ended on March 27, 2025 so there was no available borrowing capacity at December 31, 2025. Loans remain pledged as collateral for the Purchase Money Note.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition. There were no outstanding advances from the FHLB at December 31, 2025 or 2024.

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2025 or 2024.

In connection with the SVBB Acquisition, FCB and the FDIC entered into financing agreements, including the five-year Purchase Money Note, and the Advance Facility Agreement, which allowed for advances through March 27, 2025. There were no amounts outstanding at the end of the draw period of the facility on March 27, 2025. Subsequently in 2025, we increased our borrowing capacity under agreements with the FRB and FHLB through additional eligible collateral and portfolio growth.

Refer to Note 2—Business Combinations for further discussion of the Purchase Money Note and the Advance Facility agreement and Note 12—Borrowings for the outstanding carrying value of the Purchase Money Note.

NOTE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure of $260 million and $278 million, at December 31, 2025 and December 31, 2024, respectively, is included in other liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) other receivables or investment securities available for sale, if any, is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The Initial PCD ALLL for the SVBB Acquisition was established through a PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

The initial ALLL for Non-PCD loans and leases acquired in the SVBB Acquisition was established through a corresponding increase to the Day 2 Provision for Loan and Lease Losses.

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,518	$158	$1,676	$1,581	$166	$1,747	$789	$133	$922
Initial PCD ALLL	—	—	—	—	—	—	217	3	220
Day 2 Provision for Loan and Lease Losses	—	—	—	—	—	—	419	43	462
Provision (benefit) for loan and lease losses	538	(8)	530	461	8	469	701	2	703
Total provision (benefit) for loan and lease losses	538	(8)	530	461	8	469	1,120	45	1,165
Charge-offs	(708)	(33)	(741)	(627)	(30)	(657)	(610)	(28)	(638)
Recoveries	88	13	101	103	14	117	65	13	78
Balance at end of period	$1,436	$130	$1,566	$1,518	$158	$1,676	$1,581	$166	$1,747

The decrease of $110 million in the ALLL at December 31, 2025 compared to December 31, 2024, mainly driven by loan growth concentrated in capital call lines which have a lower loss rate relative to our other loan portfolios, elimination of the reserves related to Hurricane Helene, a modest shift in our weighting from the downside to baseline economic scenario, improvements in the economic outlook and credit quality, and lower specific reserves for individually evaluated loans. Also, during the year ended December 31, 2025, we updated our PD, LGD, and exposure at default methodology for certain portfolios which contributed to changes in the ALLL compared to prior periods.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Year Ended December 31,
	2025	2024	2023
Day 2 Provision for Loan and Lease Losses	$—	$—	$462
Provision for loan and lease losses	530	469	703
Total provision for loan and lease losses	530	469	1,165
Day 2 Provision for Off-Balance Sheet Credit Exposure	—	—	254
Benefit for off-balance sheet credit exposure	(18)	(38)	(44)
Total (benefit) provision for off-balance sheet credit exposure	(18)	(38)	210
Provision for other receivables	2	—	—
Provision for credit losses	$514	$431	$1,375

NOTE 7 — LEASES

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	December 31, 2025	December 31, 2024
Lease assets:
Operating lease ROU assets	Other assets	$294	$316
Finance leases	Premises and equipment	71	15
Total lease assets		$365	$331
Lease liabilities:
Operating leases	Other liabilities	$329	$357
Finance leases	Other borrowings	72	15
Total lease liabilities		$401	$372
Weighted-average remaining lease terms:
Operating leases		7.2 years	7.4 years
Finance leases		7.7 years	11.7 years
Weighted-average discount rate:
Operating leases		3.10%	2.94%
Finance leases		4.20	3.96

As of December 31, 2025, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease cost	Occupancy expense	$72	$76	$64
Finance lease ROU asset amortization	Equipment expense	9	2	2
Interest on lease liabilities	Interest expense - other borrowings	2	—	—
Variable lease cost (1)	Occupancy expense	22	28	25
Sublease income	Occupancy expense	(6)	(6)	(3)
Net lease cost (1)		$99	$100	$88
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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77	$77	$63
Operating cash flows from finance leases	2	—	—
Financing cash flows from finance leases	8	2	2
ROU assets obtained in exchange for new operating lease liabilities	48	28	69
ROU assets obtained in exchange for new finance lease liabilities	64	8	4

The following table presents lease liability maturities at December 31, 2025:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
2026	$67	$14	$81
2027	62	12	74
2028	48	12	60
2029	42	12	54
2030	35	12	47
Thereafter	110	23	133
Total undiscounted lease payments	364	85	449
Difference between undiscounted cash flows and discounted cash flows	35	13	48
Lease liabilities, at present value	$329	$72	$401

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

The following table includes the net book value of operating lease equipment by equipment type, net of accumulated depreciation of $1.18 billion and $941 million at December 31, 2025 and December 31, 2024, respectively.

Operating Lease Equipment

dollars in millions	December 31, 2025	December 31, 2024
Railcars and locomotives (1)	$8,882	$8,573
Other equipment	739	750
Total (1)	$9,621	$9,323
(1) Includes off-lease rail equipment of $258 million at December 31, 2025 and $219 million at December 31, 2024.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	December 31, 2025	December 31, 2024
Lease receivables	$1,827	$1,764
Unguaranteed residual assets	209	235
Total net investment in finance leases	2,036	1,999
Leveraged lease net investment (1)	17	15
Total (2)	$2,053	$2,014
(1) Leveraged leases are reported net of non-recourse debt of $1 million at December 31, 2025 and $2 million at December 31, 2024. Our leveraged lease arrangements commenced before the ASC 842, Leases, effective date of January 1, 2019, and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the January 1, 2019.
(2) Included in commercial and industrial in Note 5—Loans and Leases.

The following table presents lease income related to BancShares’ equipment leases:

Lease Income

dollars in millions	Year Ended December 31,
	2025	2024	2023
Lease income – operating leases	$1,037	$966	$895
Variable lease income – operating leases (1)	59	82	76
Rental income on operating leases	1,096	1,048	971
Interest income – sales type and direct financing leases	175	175	171
Variable lease income included in other noninterest income (2)	58	61	59
Interest income – leveraged leases	3	4	12
Total lease income	$1,332	$1,288	$1,213
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

The following tables present lease payments due on non-cancellable equipment operating leases and lease receivables due on finance leases at December 31, 2025. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
2026	$864
2027	721
2028	547
2029	364
2030	216
Thereafter	349
Total	$3,061

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
2026	$739
2027	568
2028	394
2029	234
2030	84
Thereafter	45
Total undiscounted lease receivables	$2,064
Difference between undiscounted cash flows and discounted cash flows	237
Lease receivables, at present value	$1,827

NOTE 8 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2025 and 2024 are summarized as follows:

dollars in millions	Useful Life (years)	December 31, 2025	December 31, 2024
Land	indefinite	$496	$407
Premises and leasehold improvements	3 - 30	1,808	1,598
Furniture, equipment and software	2 - 15	2,046	1,629
Total		4,350	3,634
Less accumulated depreciation and amortization		1,903	1,628
Premises and equipment, net		$2,447	$2,006
Depreciation and amortization expense is included in equipment expense and net occupancy expense in the Consolidated Statements of Income and was $314 million, $276 million, and $225 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025, there was $6 million of impairment, primarily on software and related projects, recognized in other noninterest expense. For the year ended December 31, 2024, there was $22 million of impairment, primarily on software, of which $9 million was included in acquisition-related expenses, with the remaining amount included in other non-interest expense.

NOTE 9 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at December 31, 2025 and 2024. There was no goodwill impairment during the year ended December 31, 2025 or 2024. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

	Year Ended December 31,
dollars in millions	2025	2024
Balance at beginning of period, net of accumulated amortization	$249	$312
Less: amortization for the period	54	63
Balance at end of period, net of accumulated amortization	$195	$249

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	December 31, 2025	December 31, 2024
Gross balance	$501	$501
Less: accumulated amortization	306	252
Balance, net of accumulated amortization	$195	$249

The following table summarizes the expected amortization expense as of December 31, 2025 in subsequent periods for core deposit intangibles:
Core Deposit Intangible Expected Amortization

dollars in millions
2026	46
2027	39
2028	34
2029	30
2030	28
Thereafter	18
Balance, net of accumulated amortization	$195

NOTE 10 — VARIABLE INTEREST ENTITIES

Unconsolidated VIEs
Unconsolidated VIEs include limited partnership interests and joint ventures. The table below provides a summary of the assets and liabilities included on the Consolidated Balance Sheets associated with unconsolidated VIEs. The maximum exposure to loss for unconsolidated VIEs is generally limited to the sum of the unconsolidated VIE investment balance and off-balance sheet funding commitments. The maximum exposure to loss represents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss.

Refer to Note 22—Commitments and Contingencies for off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments.

Unconsolidated VIEs Carrying Value and Liabilities for Funding Commitments

dollars in millions	December 31, 2025	December 31, 2024
Affordable housing tax credit investments	$2,761	$2,357
Other tax credit investments	—	2
Total tax credit equity investments	$2,761	$2,359
Other unconsolidated investments	194	157
Total unconsolidated VIE investments (1)	$2,955	$2,516
Liabilities for commitments to fund tax credit investments (2)	$1,321	$1,214
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments. These commitments are payable on demand and included in other liabilities.

The table below summarizes the tax benefits, recognized in income tax expense on the Consolidated Statements of Income, for the affordable housing tax credit investments accounted for under the PAM.

Tax Benefits - PAM

dollars in millions	Year Ended December 31,
	2025	2024	2023
Amortization of affordable housing tax credit investments (1)	$264	$237	$169
Tax credits from affordable housing tax credit investments	(263)	(231)	(157)
Other tax benefits from affordable housing tax credit investments	(73)	(56)	(29)
Net income tax benefit from affordable housing tax credit investments (2)	$(72)	$(50)	$(17)
(1) Amortization is included in depreciation, amortization, and accretion, net, in cash flows from operating activities on the Consolidated Statements of Cash Flows.
(2) The net income tax benefit is included in cash flows from operating activities on the Consolidated Statements of Cash Flows. Changes in income taxes payable are reported in net change in other liabilities in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Other Tax Credit Investments
During 2025, we received approximately $190 million of tax credits related to renewable energy tax credit investments accounted for under the HLBVM and Deferral Method.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further discussion of the PAM, HLBVM, and Deferral Method.

NOTE 11 — DEPOSITS

The following table provides detail on deposit types:
Deposit Types

dollars in millions	December 31, 2025	December 31, 2024
Noninterest-bearing	$40,653	$38,633
Checking with interest	24,377	25,343
Money market	38,687	35,722
Savings	46,625	42,278
Time	11,236	13,253
Total deposits	$161,578	$155,229

At December 31, 2025, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended December 31,
2026	$11,002
2027	159
2028	31
2029	19
2030	25
Thereafter	—
Total time deposits	$11,236
Time deposits with a denomination of $250,000 or more were $3.26 billion and $3.80 billion at December 31, 2025 and December 31, 2024, respectively.

NOTE 12 — BORROWINGS

Short-term Borrowings
Securities Sold under Agreements to Repurchase
BancShares held $224 million and $367 million at December 31, 2025 and December 31, 2024, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.41% and 0.59% at December 31, 2025 and 2024, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $230 million and $435 million at December 31, 2025 and 2024, respectively.

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

In December 2025, FCB made a partial prepayment of $2.49 billion on the outstanding Purchase Money Note and recognized a loss on extinguishment of debt of $9 million. On June 15, 2025, the Parent Company redeemed all $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due in 2030.

The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Long-term Borrowings

dollars in millions	Maturity	December 31, 2025	December 31, 2024
Parent Company:
Senior:
Fixed-to-Floating Senior Notes at 5.231% (1)	March 2031	$497	$—
Subordinated:
Fixed-to-Floating Subordinated Notes at 3.375% (2)	March 2030	—	350
Fixed Rate Reset Subordinated Notes at 5.600% (3)	September 2035	597	—
Fixed-to-Fixed Subordinated Notes at 6.254% (4)	March 2040	745	—
Subsidiaries:
Senior:
Fixed Senior Unsecured Notes at 6.000%	April 2036	58	58
Subordinated:
Fixed Subordinated Notes at 6.125%	March 2028	430	445
Secured:
Purchase Money Note to FDIC fixed at 3.500% (5)	March 2028	33,385	35,816
Capital lease obligations	Maturities through May 2057	72	15
Total long-term borrowings		$35,784	$36,684
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
(5)    Refer to Note 2—Business Combinations and Note 5—Loans and Leases.

Contractual maturities of long-term borrowings (borrowings with original maturities of more than one year) at December 31, 2025 are included in the following table.

Long-term Borrowings Maturities (1)

dollars in millions
Year Ended December 31,
2026	$(37)
2027	(39)
2028	33,889
2029	(1)
2030	(1)
Thereafter	1,973
Total long-term borrowings	$35,784
(1)    Amounts in this table include amortization of purchase accounting adjustments and deferred issuance cost based on the scheduled periods of recognition.
Pledged Assets
Refer to the “Loans Pledged” section in Note 5—Loans and Leases for information on loans pledged as collateral to secure borrowings. Additionally, interest-earning deposits at banks included $212 million and $211 million at December 31, 2025 and 2024, respectively, that were required minimum deposits under the Purchase Money Note.

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

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for accounting policies for derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	December 31, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging time deposits	$—	$—	$—	$334	$—	$—
Interest rate contracts hedging long-term borrowings	—	—	—	750	—	—
Total fair value hedges (1) (2)	—	—	—	1,084	—	—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	4,000	—	—	3,500	1	—
Total derivatives designated as hedging instruments	$4,000	$—	$—	$4,584	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (2)	$28,741	$385	$(381)	$26,235	$491	$(516)
Foreign exchange contracts (3)	8,912	122	(113)	7,843	152	(108)
Other contracts (4)	1,485	27	—	1,316	16	(1)
Total derivatives not designated as hedging instruments	$39,138	$534	$(494)	$35,394	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$534	$(494)		$660	$(625)
Less: gross amount offset in the Consolidated Balance Sheets		—	—		—	—
Net amount included in other assets and other liabilities in the Consolidated Balance Sheets		$534	$(494)		$660	$(625)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $252 million and $0 million, respectively, as of December 31, 2025, and $177 million and $0 million, respectively, as of December 31, 2024.
(4)     Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting (form of collateral payment when the underlying fair value changes) on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	December 31, 2025		December 31, 2024
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Gross fair value	$19	$—	$15	$—
Cleared trades, variation margin netting	(19)	—	(14)	—
Total derivatives designated as hedging instruments	$—	$—	$1	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Gross fair value	$596	$(529)	$742	$(647)
Cleared trades, variation margin netting	(62)	35	(83)	22
Total derivatives not designated as hedging instruments	$534	$(494)	$659	$(625)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$534	$(494)	$660	$(625)
Amounts subject to master netting agreements (1)	(118)	118	(48)	48
Cash collateral pledged (received) subject to master netting agreements (2)	(204)	62	(539)	2
Total net derivative fair value	$212	$(314)	$73	$(575)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Year Ended December 31,
	Interest Expense	2025	2024	2023
(Loss) gain on hedging instruments - borrowings	Borrowings	$—	$(4)	$4
Gain (loss) on hedged item - time deposits	Deposits	1	(1)	—
Gain (loss) on hedged item - borrowings	Borrowings	2	3	(5)
Net gain (loss) on fair value hedges	Total interest expense	$3	$(2)	$(1)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges as of December 31, 2024. There were no fair value hedges outstanding as of December 31, 2025.

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

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from AOCI to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Year Ended December 31,
	2025	2024	2023
Other comprehensive income on cash flow hedge derivatives before reclassifications	$12	$11	$—
Amounts reclassified from AOCI to earnings	(4)	—	—
Other comprehensive income on cash flow hedge derivatives	$8	$11	$—

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	December 31, 2025	December 31, 2024
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$14	$8
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$9	$7
Maximum number of months over which forecasted cash flows are hedged (2)	27	24
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.
(2) Maximum number of months is based on the latest maturity date of cash flow hedges outstanding at December 31, 2025 and 2024, respectively.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Year Ended December 31,
	Amounts Recognized	2025	2024	2023
Interest rate contracts	Other noninterest income	$14	$22	$32
Foreign currency forward contracts (1)	Other noninterest income	(50)	59	(8)
Other contracts	Other noninterest income	7	2	1
Total non-qualifying hedges - income statement impact		$(29)	$83	$25
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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,673	$—	$10,673	$—
Government agency	43	—	43	—
Residential mortgage-backed securities	17,623	—	17,623	—
Commercial mortgage-backed securities	3,299	—	3,299	—
Corporate bonds	140	—	117	23
Municipal bonds	12	—	12	—
Total investment securities available for sale	$31,790	$—	$31,767	$23
Marketable equity securities	127	50	77	—
Loans held for sale	87	—	87	—
Loans	22	—	22	—
Derivative assets (1)
Total qualifying hedge assets	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$385	$—	$383	$2
Foreign exchange contracts — non-qualifying hedges	122	—	122	—
Other derivative contracts — non-qualifying hedges	27	—	—	27
Total non-qualifying hedge assets	$534	$—	$505	$29
Total derivative assets	$534	$—	$505	$29
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$381	$—	$381	$—
Foreign exchange contracts — non-qualifying hedges	113	—	113	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total non-qualifying hedge liabilities	$494	$—	$494	$—
Total derivative liabilities	$494	$—	$494	$—
(1) Derivative fair values include accrued interest.

dollars in millions	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,903	$—	$13,903	$—
Government agency	77	—	77	—
Residential mortgage-backed securities	15,620	—	15,620	—
Commercial mortgage-backed securities	3,666	—	3,666	—
Corporate bonds	467	—	299	168
Municipal bonds	17	—	17	—
Total investment securities available for sale	$33,750	$—	$33,582	$168
Marketable equity securities	101	48	53	—
Loans held for sale	55	—	55	—
Derivative assets (1)
Total qualifying hedge assets	$1	$—	$1	$—
Interest rate contracts — non-qualifying hedges	$491	$—	$490	$1
Foreign exchange contracts — non-qualifying hedges	152	—	152	—
Other derivative contracts — non-qualifying hedges	16	—	—	16
Total non-qualifying hedge assets	$659	$—	$642	$17
Total derivative assets	$660	$—	$643	$17
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$516	$—	$516	$—
Foreign exchange contracts — non-qualifying hedges	108	—	108	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$625	$—	$624	$1
Total derivative liabilities	$625	$—	$624	$1
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	December 31, 2025	December 31, 2024
Assets
Corporate bonds	$23	$168	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$29	$17	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$—	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Year Ended December 31, 2025			Year Ended December 31, 2024
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$168	$17	$1	$157	$7	$1
Purchases	—	8	—	—	9	—
Changes in fair value included in earnings	—	5	(1)	(1)	2	—
Changes in fair value included in comprehensive income	9	—	—	12	—	—
Transfers out	(24)	—	—	—	—	—
Maturity and settlements	(130)	(1)	—	—	(1)	—
Ending balance	$23	$29	$—	$168	$17	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	December 31, 2025			December 31, 2024
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$109	$109	$—	$55	$54	$1
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the years ended December 31, 2025 and 2024. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2025 or 2024.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2025
Assets held for sale - loans	$5	$—	$—	$5	$(7)
Loans - collateral dependent loans	186	—	—	186	(157)
Other real estate owned	104	—	—	104	—
Total	$295	$—	$—	$295	$(164)
December 31, 2024
Assets held for sale - loans	$13	$—	$—	$13	$(7)
Loans - collateral dependent loans	388	—	—	388	(171)
Other real estate owned	16	—	—	16	6
Total	$417	$—	$—	$417	$(172)

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

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets held for sale - loans. Loans held for investment subsequently transferred to held for sale are carried at the LOCOM. When available, the fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs in instances where there is an active market, or Level 2 when there is no active market. The fair value of Level 2 assets may also be estimated based on prices of recent trades of similar assets. For other loans held for sale, the fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of committed trades. Gains and losses are recorded in noninterest income.

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 7% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2025 and 2024, the weighted average discount applied was 7.86% and 9.45%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	December 31, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$801	$801	$—	$—	$801
Interest-earning deposits at banks	19,801	19,801	—	—	19,801
Securities purchased under agreements to resell	232	—	232	—	232
Investment in marketable equity securities	127	50	77	—	127
Investment securities available for sale	31,790	—	31,767	23	31,790
Investment securities held to maturity	9,647	—	8,491	—	8,491
Loans held for sale	799	—	781	18	799
Net loans	144,346	—	1,580	143,782	145,362
Accrued interest receivable	912	—	912	—	912
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	32	—	—	50	50
Derivative assets - non-qualifying hedges	534	—	505	29	534
Financial Liabilities
Deposits with no stated maturity	150,342	—	150,342	—	150,342
Time deposits	11,236	—	11,227	—	11,227
Credit balances of factoring clients	1,148	—	—	1,148	1,148
Securities sold under customer repurchase agreements	224	—	224	—	224
Long-term borrowings	35,712	—	35,795	—	35,795
Accrued interest payable	140	—	140	—	140
Derivative liabilities - non-qualifying hedges	494	—	494	—	494

	December 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$814	$814	$—	$—	$814
Interest-earning deposits at banks	21,364	21,364	—	—	21,364
Securities purchased under agreements to resell	158	—	158	—	158
Investment in marketable equity securities	101	48	53	—	101
Investment securities available for sale	33,750	—	33,582	168	33,750
Investment securities held to maturity	10,239	—	8,702	—	8,702
Loans held for sale	82	—	55	27	82
Net loans	136,567	—	1,463	133,409	134,872
Accrued interest receivable	902	—	902	—	902
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	27	—	—	47	47
Derivative assets - qualifying hedges	1	—	1	—	1
Derivative assets - non-qualifying hedges	659	—	642	17	659
Financial Liabilities
Deposits with no stated maturity	141,976	—	141,976	—	141,976
Time deposits	13,253	—	13,247	—	13,247
Credit balances of factoring clients	1,016	—	—	1,016	1,016
Securities sold under customer repurchase agreements	367	—	367	—	367
Long-term borrowings	36,669	—	36,220	—	36,220
Accrued interest payable	134	—	134	—	134
Derivative liabilities - non-qualifying hedges	625	—	624	1	625

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at December 31, 2025 and December 31, 2024 included $212 million and $211 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2025 and December 31, 2024. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	December 31, 2025		December 31, 2024
	Common Stock Outstanding		Common Stock Outstanding
	Class A	Class B	Class A	Class B
Common stock - beginning of period	12,712,436	1,005,185	13,514,933	1,005,185
Shares purchased under authorized repurchase plan	(1,578,462)	—	(814,641)	—
Restricted stock units vested, net of shares held to cover taxes	—	—	12,144	—
Common stock - end of period	11,133,974	1,005,185	12,712,436	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B common stock, each with a par value of $1. Class A common stockholders have one vote per share while Class B common stockholders have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
On November 18, 2025, the Parent Company issued and sold 7.000% non-cumulative perpetual preferred stock, series D, for a total of $500 million. As of December 31, 2025, the Parent Company had Series A, Series B, Series C, and Series D non-cumulative perpetual preferred stock (together, “BancShares Preferred Stock”) as summarized in the following table:

Preferred Stock

dollars in millions, except per share, depositary share, and per depositary share data
Preferred Stock	Issuance Date	Earliest Redemption Date	Book Value (1)	Par Value Per Share	Shares Authorized, Issued and Outstanding	Aggregate Liquidation Preference	Liquidation Preference Per Share	Depositary Shares (Fractional Interest) (2)	Liquidation Preference Per Depositary Share	Dividend
Series A	March 12, 2020	March 15, 2025	$340	$0.01	345,000	$345	$1,000	13,800,000 (1/40th)	$25	5.375%
Series B (3)	January 3, 2022	January 4, 2027	334	0.01	325,000	325	1,000	n/a	n/a	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	207	0.01	8,000,000	200	25	n/a	n/a	5.625%
Series D (4)	November 18, 2025	December 15, 2030	494	0.01	5,000	500	100,000	500,000 (1/100th)	1,000	7.000%
Total			$1,375		8,675,000	$1,370
(1) The book value is net of direct issuance costs and premiums or discounts.
(2) Each depositary share represents a fractional ownership interest in a share of non-cumulative perpetual preferred stock.
(3) Upon conversion to SOFR in 2023, BancShares began paying a credit spread adjustment in addition to the stated dividend.
(4) The dividend rate is 7.000% per annum from the original issuance date to, but excluding, the first reset date of December 15, 2030. Thereafter, the dividend rate resets to the five-year treasury rate plus 3.301% on the fifth anniversary of the preceding reset date.

Dividends on BancShares Preferred Stock will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative.

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

Issuance of Series E Non-Cumulative Perpetual Preferred Stock
On February 5, 2026, the Parent Company issued and sold 6.625% non-cumulative perpetual preferred stock, series E (“Series E Preferred Stock”), for a total of $400 million. The issuance and sale included 16,000,000 depositary shares, each representing a 1/40th ownership interest in a share of Series E Preferred Stock with a liquidation preference of $1,000 per share (equivalent to $25 per depository share).

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table includes the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	December 31, 2025			December 31, 2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(162)	$25	$(137)	$(762)	$178	$(584)
Unrealized loss on securities available for sale transferred to held to maturity	(5)	1	(4)	(6)	2	(4)
Defined benefit pension items	282	(72)	210	182	(47)	135
Unrealized gain on cash flow hedge derivatives	19	(5)	14	11	(3)	8
Total accumulated other comprehensive income (loss)	$134	$(51)	$83	$(575)	$130	$(445)

The following table summarizes the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	449	—	75	9	533
Amounts reclassified from AOCI to earnings	(2)	—	—	(3)	(5)
Other comprehensive income for the period	447	—	75	6	528
Balance as of December 31, 2025	$(137)	$(4)	$210	$14	$83

Balance as of December 31, 2023	$(577)	$(5)	$91	$—	$(491)
AOCI activity before reclassifications	(7)	—	44	8	45
Amounts reclassified from AOCI to earnings	—	1	—	—	1
Other comprehensive (loss) income for the period	(7)	1	44	8	46
Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Year Ended December 31,
	2025			2024
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$603	$(154)	$449	$(10)	$3	$(7)
Amounts reclassified from AOCI to earnings	(3)	1	(2)	—	—	—	Realized gain on sale of investment securities, net
Other comprehensive income (loss) on securities available for sale	$600	$(153)	$447	$(10)	$3	$(7)

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$1	$(1)	$—	$1	$—	$1	Interest income on investment securities

Defined benefit pension items:
Actuarial gain	$100	$(25)	$75	$60	$(16)	$44

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$12	$(3)	$9	$11	$(3)	$8
Amounts reclassified from AOCI to earnings	(4)	1	(3)	—	—	—	Interest income on loans and leases
Other comprehensive income on cash flow hedge derivatives	$8	$(2)	$6	$11	$(3)	$8
Total other comprehensive income	$709	$(181)	$528	$62	$(16)	$46
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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well capitalized thresholds as of December 31, 2025 and 2024 as summarized in the following table.

dollars in millions			December 31, 2025		December 31, 2024
	Basel III Requirements	PCA Well Capitalized Thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$24,945	13.71%	$24,610	15.04%
Tier 1 risk-based capital	8.50	8.00	21,660	11.91	22,137	13.53
Common equity Tier 1	7.00	6.50	20,285	11.15	21,256	12.99
Tier 1 leverage	4.00	5.00	21,660	9.29	22,137	9.90
FCB
Total risk-based capital	10.50%	10.00%	$24,739	13.62%	$23,975	14.66%
Tier 1 risk-based capital	8.50	8.00	22,796	12.55	21,852	13.37
Common equity Tier 1	7.00	6.50	22,796	12.55	21,852	13.37
Tier 1 leverage	4.00	5.00	22,796	9.79	21,852	9.78

As of December 31, 2025, BancShares and FCB had total risk-based capital ratio conservation buffers of 5.71% and 5.62%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2024, BancShares and FCB had total risk-based capital ratio conservation buffers of 7.04% and 6.66%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2025 and 2024 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 15—Stockholders' Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $6.57 billion while continuing to meet the requirements for well capitalized banks at December 31, 2025. Dividends declared by FCB and paid to the Parent Company amounted to $1.68 billion for the year ended December 31, 2025. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

NOTE 18 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except share and per share data	Year Ended December 31,
	2025	2024	2023
Net income	$2,206	$2,777	$11,466
Preferred stock dividends	57	61	59
Net income available to common stockholders	$2,149	$2,716	$11,407
Weighted average common shares outstanding
Basic shares outstanding	13,002,455	14,341,872	14,527,902
Stock-based awards	—	783	11,711
Diluted shares outstanding	13,002,455	14,342,655	14,539,613
Earnings per common share
Basic	$165.24	$189.42	$785.14
Diluted	$165.24	$189.41	$784.51

NOTE 19 — INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2025, 2024 and 2023 is comprised of the following:

Provision (Benefit) for Income Taxes

dollars in millions	Year Ended December 31,
	2025	2024	2023
Current U.S. federal income tax provision	$585	$649	$400
Deferred U.S. federal income tax (benefit) / provision	(38)	68	46
Total federal income tax provision	547	717	446
Current state and local income tax provision	286	157	372
Deferred state and local income tax benefit	(79)	(71)	(222)
Total state and local income tax provision	207	86	150
Total non-U.S. income tax provision	11	12	15
Total provision for income taxes	$765	$815	$611

A reconciliation from the U.S. Federal statutory rate to BancShares’ actual effective income tax rate for the year ended December 31, 2025, 2024 and 2023 is presented below. Income tax expense (benefit) includes, if applicable, federal, state and foreign taxes:

Effective Tax Rate Reconciliation

dollars in millions	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Pretax income domestic	$2,926		$3,551		$12,043
Pretax income foreign	45		41		34
Total pretax income	$2,971		$3,592		$12,077

US federal statutory income tax rate	$624	21.0%	$754	21.0%	$2,536	21.0%
Domestic federal taxes
Tax credits
Low income housing	(44)	(1.5)	(29)	(0.8)	(17)	(0.1)
Other	(26)	(0.9)	(16)	(0.4)	(6)	—
Nontaxable and nondeductible items
Gain on acquisition	—	—	—	—	(1,874)	(15.5)
FDIC premiums	36	1.2	24	0.7	23	0.2
Other	4	0.1	—	—	2	—
Other	3	0.1	3	0.1	(7)	(0.1)
Domestic state and local income taxes, net of federal effect	149	5.0	33	0.9	(51)	(0.4)
Foreign tax effects	2	0.1	2	—	5	—
Changes in unrecognized tax benefits	17	0.6	44	1.2	—	—
Total effective tax rate	$765	25.7%	$815	22.7%	$611	5.1%

On July 4, 2025, President Trump signed into law H.R. 1, referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains several provisions that impact corporate taxation. The enactment of the OBBBA did not have a material impact on our tax rate or results of operations.

BancShares permanently reinvested eligible earnings of certain foreign subsidiaries and accordingly, does not accrue any U.S. or foreign taxes that would be due if those earnings were repatriated. As of December 31, 2025, this assertion resulted in an unrecognized net deferred tax liability of approximately $28 million.

Jurisdictions which make up the majority of state and local income tax are as follows:

State and Local Jurisdictions

Year Ended December 31,
2025	2024	2023
California	California	California
New York	New York	New York
New York City	North Carolina	Massachusetts

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2025 and 2024 are presented below:

Components of Deferred Income Tax Assets and Liabilities

dollars in millions	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Allowance for loan and lease losses	$466	$500
Net unrealized loss on investment securities available for sale	67	226
Deferred compensation	129	128
Capitalized costs	21	110
Lease liabilities	77	84
Tax credits	75	79
Net operating loss carry forwards	67	76
Other	104	112
Total gross deferred tax assets	1,006	1,315
Deferred Tax Liabilities:
Basis difference in loans	(1,886)	(2,243)
Operating leases	(1,938)	(1,847)
Loans and direct financing leases	(311)	(329)
Pension assets	(161)	(129)
Right of use assets for operating leases	(64)	(73)
Other	(130)	(149)
Total deferred tax liabilities	(4,490)	(4,770)
Total net deferred tax liability before valuation allowances	(3,484)	(3,455)
Less: valuation allowances	(17)	(17)
Net deferred tax liability after valuation allowances	$(3,501)	$(3,472)

Net Operating Loss Carryforwards and Valuation Adjustments
As of December 31, 2025, BancShares has DTAs totaling $67 million on its global net operating losses (“NOLs”). This includes: (1) DTAs of $50 million (net of federal expense) relating to cumulative state NOLs of $1.15 billion, including amounts of reporting entities that file in multiple jurisdictions, (2) DTAs of $12 million relating to cumulative non-U.S. NOLs of $55 million, and (3) DTAs of $5 million relating to cumulative federal NOLs of $23 million. The U.S. federal NOLs were substantially utilized in 2023 and the remaining federal NOLs are limited under Internal Revenue Code Sec. 382 and begin to expire in 2030. State NOLs begin to expire in 2026 and non-US NOLs will begin to expire in 2041.

As of December 31, 2025, BancShares has DTAs of $75 million from its global tax credits. This includes: (1) DTAs of $50 million from federal tax credits, which BancShares has committed to purchase in 2026, (2) DTAs of $20 million (net of federal expense) from state tax credits, and (3) DTAs of $5 million from non-U.S. tax credits. The federal tax credits begin to expire in 2046, the state tax credits begin to expire in 2026, and the non-U.S. credits begin to expire in 2035.

During 2025, management updated BancShares’ forecast of future U.S. state taxable income. The updated forecast continues to support a valuation allowance of $17 million (net of federal benefit) on U.S. state DTAs relating to certain state NOLs as of December 31, 2025.

BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, changes to the valuation allowance may be required.

Liabilities for Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of UTBs is as follows:

Unrecognized Tax Benefits

	December 31, 2025			December 31, 2024	December 31, 2023
dollars in millions	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Total	Total	Total
Balance at beginning of period	$77	$9	$86	$31	$30
Additions for tax positions related to current year	4	—	4	8	—
Additions for tax positions related to prior years	14	6	20	48	5
Reductions for tax positions of prior years	(17)	—	(17)	—	—
Expiration of statutes of limitations	(2)	—	(2)	(1)	(2)
Settlements	(1)	(1)	(2)	—	(2)
Balance at end of period	$75	$14	$89	$86	$31

BancShares recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be recognized.

During the year ended December 31, 2025, BancShares recorded a net increase in UTBs, including interest and penalties. The net increase primarily related to additions for tax positions related to prior and current years and was partially offset by the reductions for tax positions of prior years, expiration of statutes of limitations, and settlements.

As of December 31, 2025, the accrued liability for interest and penalties is $14 million. BancShares recognizes accrued interest and penalties on UTBs in income tax expense.

BancShares has UTBs relating to uncertain state tax positions in various state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements.

The entire $89 million of UTBs including interest and penalties at December 31, 2025, would lower BancShares’ effective income tax rate, if realized.

Income Taxes Paid
Federal, state, and foreign income taxes paid, net of refunds, for the years ended December 31, 2025, 2024 and 2023 are presented in the following table:

Cash Taxes Paid

dollars in millions	Year Ended December 31,
	2025	2024	2023
U.S. federal	$231	$207	$169
U.S. state and local
New York	26	*	*
New York City	24	*	27
California	*	231	216
North Carolina	*	47	*
Massachusetts	*	43	38
Illinois	*	39	*
Other	31	194	63
Total U.S. state and local	81	554	344
Foreign	3	2	1
Total taxes paid	$315	$763	$514
*Immaterial amounts not required to be disclosed and are reflected in “Other.”

Income Tax Audits
BancShares is subject to examinations by the U.S. Internal Revenue Service and other taxing authorities in jurisdictions where BancShares has significant business operations for the years ranging from 2015 through 2025. The tax years under examination vary by jurisdiction. BancShares does not expect completion of those audits to have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	December 31, 2025
U.S. Federal	2022
New York State and City	2015
North Carolina	2016
California	2017
Canada	2018

NOTE 20 — EMPLOYEE BENEFIT PLANS

BancShares’ benefit plans include noncontributory defined benefit pension plans and 401(k) savings plans, which are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.

BancShares sponsors benefit plans for its qualifying employees and eligible former employees of First Citizens Bancorporation, Inc. (“Bancorporation”) and its former subsidiary, First Citizens Bank and Trust Company, Inc. (“First-Citizens South”). Bancorporation merged with BancShares, Inc. on October 1, 2014 and First-Citizens South merged with FCB on January 1, 2015.

Certain benefit plans of CIT were assumed by BancShares on the CIT Merger Date. CIT sponsored both funded and unfunded noncontributory defined benefit pension plans, executive retirement plans, and a 401(k) savings plan covering certain employees as further discussed below.

There were no benefit plans assumed in connection with the SVBB Acquisition.

Retirement Plans
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

Participants in the FCB Pension Plan and First-Citizens South Pension Plan were fully vested after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. The FCB Pension Plan and First-Citizens South Pension Plan were closed to new participants as of April 1, 2007 and September 1, 2007, respectively. On the CIT Merger Date, BancShares assumed the CIT Pension Plan which is also closed to new participants. There were no discretionary contributions made to the Pension Plans during 2025 or 2024.

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

Supplemental and Executive Retirement Plans
Upon the CIT Merger Date, BancShares assumed a frozen U.S. non-contributory supplemental retirement plan (the “Supplemental Retirement Plan”) and an additional retirement plan for certain executives (the “Executive Retirement Plan”), which had been closed to new participants since 2006 and whose participants were all inactive. There were no discretionary contributions made to the Executive Retirement Plan or the Supplemental Retirement Plan in 2025 or 2024. Accumulated balances under the Executive Retirement Plan and the Supplemental Retirement Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 4.8% and 4.3%, respectively, for the years ended December 31, 2025 and 2024.

Funding for Retirement Plans
The funding policy for the Pension Plans is to contribute an amount each year to meet all Employee Retirement Income Security Act (“ERISA”) minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2026. The tables and disclosures below address the following: (i) the Pension Plans, the Supplemental Retirement Plan, and the Executive Retirement Plan (collectively, the “Retirement Plans”). The Supplemental and Executive Retirement Plans are unfunded. Therefore, the tables and disclosures below regarding plan assets apply to the Pension Plans, which are funded.

Obligations and Funded Status

The following table provides the changes in benefit obligations, assets and the funded status of the Retirement Plans at December 31, 2025 and 2024.
Obligations and Funded Status

dollars in millions	Retirement Plans
	2025	2024
Change in benefit obligation
Projected benefit obligation at January 1	$1,140	$1,169
Service cost	8	10
Interest cost	63	59
Actuarial loss (gain)	18	(30)
Benefits paid	(70)	(68)
Projected benefit obligation at December 31	1,159	1,140
Change in plan assets
Fair value of plan assets at January 1	1,648	1,589
Actual return on plan assets	212	121
Employer contributions (1)	6	6
Benefits paid	(70)	(68)
Fair value of plan assets at December 31	1,796	1,648
Funded status at December 31	$637	$508
Information for retirement plans with a benefit obligation in excess of plan assets
Projected and accumulated benefit obligations	$48	$49
Reported in Consolidated Balance Sheets
Funded Pension Plans (other assets)	685	557
Unfunded Supplemental and Executive Retirement Plans (other liabilities)	(48)	(49)
Net funded status of Retirement Plans	$637	$508
(1) Represents contributions to cover benefits paid for unfunded Supplemental and Executive Retirement Plans.

The following table includes the amounts recognized in AOCI, before income taxes, at December 31, 2025 and 2024. Refer to Note 16—Accumulated Other Comprehensive (Loss) Income for additional information.

dollars in millions	Retirement Plans
	2025	2024
Net actuarial gain	$282	$182

The accumulated benefit obligation for the Retirement Plans at December 31, 2025 and 2024 was $1.11 billion and $1.09 billion, respectively. The Retirement Plans use a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the Retirement Plans and changes in assets and benefit obligations of the Retirement Plans recognized in other comprehensive income, before income taxes, for the years ended December 31, 2025, 2024 and 2023. Refer to Note 16—Accumulated Other Comprehensive (Loss) Income for additional information.

Net Periodic Benefit Costs and Other Amounts

dollars in millions	Retirement Plans
	Year Ended December 31
	2025	2024	2023
Service cost	$8	$10	$9
Interest cost	63	59	61
Expected return on assets	(94)	(91)	(85)
Total net periodic benefit	(23)	(22)	(15)
Actuarial gain recognized in other comprehensive income	(100)	(60)	(109)
Total recognized in net periodic benefit cost and other comprehensive income	$(123)	$(82)	$(124)
The actuarial gain in 2025 was primarily due to return on assets greater than expected, partially offset by the impact of a lower discount rate. The actuarial gain in 2024 was primarily due to return on assets greater than expected and higher discount rates, partially offset by higher interest crediting rate. Amortization of the actuarial gain recognized in earnings is excluded from the table above as it was less than one million dollars in 2025, 2024, and 2023.

Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on assets and the amortization of actuarial gains or losses are recorded in other noninterest expense. Amortization of prior service cost is excluded from the table above as it was less than one million dollars in 2025, 2024, and 2023.

The weighted average assumptions (as of the end of each year) used to determine the benefit obligations at December 31, 2025 and 2024 are as follows:

Weighted Average Assumptions

	Retirement Plans
	2025	2024
Discount rate	5.57%	5.69%
Rate of compensation increase	4.60	4.60
Interest crediting rate (1)	4.25	4.50
(1) Specific to cash investments in the CIT Pension Plan.
The weighted average assumptions (as of the beginning of each year) used to determine the net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023, are as follows:
Weighted Average Assumptions

	Retirement Plans
	2025	2024	2023
Discount rate	5.69%	5.17%	5.57%
Rate of compensation increase	4.60	5.60	5.60
Expected long-term return on plan assets	6.20	6.18	6.14
Interest crediting rate (1)	4.50	4.00	4.25
(1) Specific to cash investments in the CIT Pension Plan.
The estimated discount rate, which represents the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the Pension Plans are discounted based on this yield curve and a single discount rate is calculated to achieve the same present value. The decrease in the discount rate from 5.69% at December 31, 2024 to 5.57% at December 31, 2025 used to determine the benefit obligations is reflective of the market conditions.

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

Assets of the Pension Plans
For the Pension Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired benefits of the Pension Plans in a manner that satisfies the fiduciary requirements of the ERISA. The Pension Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Pension Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help generate a consistent level of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Depending on the investment type, Pension Plan assets may be held by BancShares’ trust department or held by a third-party servicer.

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

Investments in collective investment funds, limited partnerships and common collective trusts were measured using the NAV per share practical expedient and are not required to be classified in the fair value hierarchy.

There were no direct investments in equity securities of BancShares included in the Pension Plans’ assets in any of the years presented.

The following tables summarize the fair values and fair value hierarchy for the assets of the Pension Plans at December 31, 2025 and 2024.

Fair Value Measurements

dollars in millions	December 31, 2025
	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$68	$68	$—	$—	$—	—% - 5%	4%
Equity securities						25% - 65%	45%
Common and preferred stock	363	363	—	—	—
Mutual funds	221	221	—	—	—
Exchange traded funds	223	223	—	—	—
Fixed income						30% - 65%	46%
U.S. government and government agency securities	4	—	4	—	—
Corporate bonds	4	—	4	—	—
Collective investment funds (fixed income)	825	—	—	—	825
Alternative investments						—% - 30%	5%
Limited partnerships	88	—	—	—	88
Total pension assets	$1,796	$875	$8	$—	$913		100%

	December 31, 2024
	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$56	$56	$—	$—	$—	—% - 5%	3%
Equity securities						25% - 65%	48%
Common and preferred stock	145	145	—	—	—
Mutual funds	182	182	—	—	—
Exchange traded funds	458	458	—	—	—
Fixed income						30% - 65%	45%
U.S. government and government agency securities	7	—	7	—	—
Corporate bonds	6	—	6	—	—
Collective investment funds (fixed income)	736	—	—	—	736
Alternative investments						—% - 30%	4%
Limited partnerships	58	—	—	—	58
Total pension assets	$1,648	$841	$13	$—	$794		100%
(1) These investments have been measured using the NAV per share practical expedient and are not required to be classified in the above tables.

Cash Flows
The following table presents estimated future benefits projected to be paid for the next ten years from the Pension Plans’ assets or from BancShares’ general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits

dollars in millions	Retirement Plans
2026	$75
2027	79
2028	81
2029	84
2030	86
2031-2035	441

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

Employees hired prior to the Restructuring of the Plans who elected to continue participation in their respective Pension Plan are eligible to make deferrals and receive employer matching contributions in accordance with the Legacy 401(k) Plan. Under the Legacy 401(k) Plan, FCB matches participants’ deferrals in an amount equal to 100% of the first 3%, and 50% of the next 3%, of the participant's compensation that he or she defers, up to and including a maximum matching contribution of 4.5% of the participant’s eligible compensation.

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

BancShares recognized expense for contributions to the 401(k) Plans of $174 million, $165 million, and $114 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table provides the accrued liability as of December 31, 2025 and 2024, and the changes in the accrued liability during the years then ended:

dollars in millions	2025	2024
Accrued liability as of January 1	$33	$34
Benefit expense and interest cost	2	3
Benefits paid	(3)	(4)
Accrued liability as of December 31	$32	$33
Discount rate at December 31	4.68%	4.86%

Other Compensation Plans
BancShares offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward BancShares’ success. As of December 31, 2025 and 2024, the accrued liability for incentive compensation was $659 million and $705 million, respectively.

Certain compensation awards converted to BancShares’ RSUs at completion of the CIT Merger. Compensation expense related to these awards was recognized over the vesting period or the requisite service period, which was generally three years for BancShares’ RSUs. The following table presents the vesting activity during 2024. There were no grants of stock-based compensation awards during 2025 or 2024 and there were no unvested awards as of December 31, 2025 and 2024, as 2024 was the last year of vesting. The fair value of RSUs that vested and settled in stock during 2024 were $31 million.

Stock-Settled Awards Outstanding

share amounts in whole dollars	Stock-Settled Awards
	Number of Shares	Weighted Average Grant Date Value(1)
December 31, 2024
Unvested at beginning of period	20,255	$859.76
Forfeited / cancelled	—	859.76
Vested / settled awards	(20,255)	859.76
Unvested at end of period	—	$859.76
(1) Represents the share price of BancShares as of the CIT Merger Date.

NOTE 21 — SEGMENT INFORMATION

Effective January 1, 2025, we made changes to the composition of our reportable segments as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation, and the segment disclosures below for 2024 and 2023 were recast to conform with those segment composition changes.

BancShares’ segments include the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. We do not aggregate multiple operating segments into a reportable segment. Therefore, each of our operating segments are reportable segments.

Under our segment expense allocation methodology, allocated expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the segment reporting tables below includes the effect of allocated expenses, resulting in a reduction to expense (or “Contra Expense”) for Corporate.

General Bank
The General Bank segment delivers products and services to consumer and small business clients through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, private banking, wealth management, payment services, and treasury services. We offer conforming and jumbo residential mortgage loans throughout the United States that are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel, as well as through our private banking teams. Our wealth and private banking business offers a customized suite of products and services to individuals and institutional clients, as well as private equity and venture capital professionals and executive leaders of the innovation companies they support. Offerings include brokerage, investment advisory, private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, family office, financial planning, tax planning and trust services. The General Bank segment also includes a community association bank business that supports deposit, cash management and lending to homeowner associations and property management companies.

Revenue is primarily generated from interest income on loans and leases. Noninterest income is primarily generated from fees for banking and advisory services, including lending-related fees, most of the deposit fees and service charges and cardholder services, along with essentially all of the wealth management services income. We primarily originate loans by utilizing our branch network and industry referrals, as well as direct digital marketing efforts. We derive our SBA loans through a network of SBA originators. We periodically purchase loans on a whole-loan basis. We also invest in community development that supports the construction of affordable housing in our communities in line with our CRA initiatives.

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily tailored to commercial and middle market companies in a wide range of industries, including energy, healthcare, technology media and telecommunications, maritime, and aerospace and defense. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment, and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other commercial real estate professionals. Additionally, we provide business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

As disclosed in Note 1—Significant Accounting Policies and Basis of Presentation, Commercial Bank now includes products and services offered to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. Loan products are offered through Global Fund Banking and Technology and Healthcare Banking and consist of capital call lines of credit, investor dependent loans, and commercial and industrial loans made primarily to technology, life science and healthcare companies.

We also provide factoring, receivable management, supply chain financing, and secured financing to businesses that operate in several industries. These include apparel, textile, furniture, home furnishings, and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods from our factoring clients to their customers that have been factored (i.e., sold or assigned to the factor). Our factoring clients, which are generally manufacturers or importers of goods, are the counterparties on factoring, financing or receivables purchasing agreements to sell trade receivables to us. Our factoring clients’ customers, which are generally retailers, are the account debtors and obligors on trade accounts receivable that have been factored.

Revenue is primarily generated from interest income on loans and leases. Noninterest income is mostly generated from rental income on operating lease equipment, lending-related fees, including most of the capital market fees and international fees, essentially all of the client investment fees, and other revenue from banking services. Noninterest income also includes all of the commissions earned on factoring-related activities. We derive our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors, as well as through our private equity and venture capital relationships. We also utilize referrals as a source for commercial lending business and may periodically buy participations or syndications of loans and lines of credit, or purchase loans on a whole-loan basis.

Rental income and depreciation expense on operating lease equipment is related to small and large ticket equipment we own and lease to others. Rental income is generally influenced by the size of the operating lease portfolio. Operating lease equipment is subject to depreciation expense over the useful life of the small and large ticket equipment, which is generally 3-10 years.

We offer a full suite of commercial deposit products and services through online and mobile banking platforms, as well as physical locations.

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

dollars in millions	Year Ended December 31, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$3,299	$3,205	$(213)	$523	$6,814
Rental income on operating lease equipment	—	219	877	—	1,096
All other noninterest income	664	906	16	45	1,631
Total noninterest income	664	1,125	893	45	2,727
Total revenue	3,963	4,330	680	568	9,541
Depreciation on operating lease equipment	—	175	223	—	398
Maintenance and other operating lease expenses	—	—	244	—	244
Personnel cost	838	737	26	1,693	3,294
Acquisition-related expenses	—	—	—	141	141
All other noninterest expense (3)	1,493	1,686	72	(1,272)	1,979
Total noninterest expense	2,331	2,598	565	562	6,056
Provision for credit losses	77	437	—	—	514
Income before income taxes	1,555	1,295	115	6	2,971
Income tax expense	380	320	28	37	765
Net income (loss)	$1,175	$975	$87	$(31)	$2,206
Select Period End Balances
Loans and leases	$64,958	$82,910	$62	$—	$147,930
Operating lease equipment, net	—	739	8,882	—	9,621
Investment securities	—	—	—	41,564	41,564
Deposits	74,796	41,532	2	45,248	161,578

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

	Year Ended December 31, 2024
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,951	$3,403	$(186)	$975	$7,143
Rental income on operating lease equipment	—	227	821	—	1,048
All other noninterest income	612	882	14	59	1,567
Total noninterest income	612	1,109	835	59	2,615
Total revenue	3,563	4,512	649	1,034	9,758
Depreciation on operating lease equipment	—	185	209	—	394
Maintenance and other operating lease expenses	—	—	219	—	219
Personnel cost	783	741	25	1,529	3,078
Acquisition-related expenses	—	—	—	210	210
All other noninterest expense (3)	1,342	1,626	59	(1,193)	1,834
Total noninterest expense	2,125	2,552	512	546	5,735
Provision for credit losses	135	296	—	—	431
Income before income taxes	1,303	1,664	137	488	3,592
Income tax expense	362	442	36	(25)	815
Net income	$941	$1,222	$101	$513	$2,777
Select Period End Balances
Loans and leases	$64,887	$75,272	$62	$—	$140,221
Operating lease equipment, net	—	750	8,573	—	9,323
Investment securities	—	—	—	44,090	44,090
Deposits	72,956	40,026	18	42,229	155,229

dollars in millions	Year Ended December 31, 2023
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,560	$2,682	$(141)	$1,611	$6,712
Rental income on operating lease equipment	—	231	740	—	971
All other noninterest income	526	756	5	9,817	11,104
Total noninterest income	526	987	745	9,817	12,075
Total revenue	3,086	3,669	604	11,428	18,787
Depreciation on operating lease equipment	—	179	192	—	371
Maintenance and other operating lease expenses	—	—	222	—	222
Personnel cost	734	599	22	1,281	2,636
Acquisition-related expenses	—	—	—	470	470
All other noninterest expense (3)	1,259	1,468	50	(1,141)	1,636
Total noninterest expense	1,993	2,246	486	610	5,335
Provision for credit losses	53	606	—	716	1,375
Income before income taxes	1,040	817	118	10,102	12,077
Income tax expense	279	213	31	88	611
Net income	$761	$604	$87	$10,014	$11,466
Select Period End Balances
Loans and leases	$61,245	$72,034	$23	$—	$133,302
Operating lease equipment, net	—	780	7,966	—	8,746
Investment securities	—	—	—	29,999	29,999
Deposits	68,507	38,179	13	39,155	145,854

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

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	December 31, 2025	December 31, 2024
Financing Commitments
Financing assets (excluding leases)	$51,726	$53,250
Letters of Credit
Financial standby letters of credit	2,583	2,188
Other letters of credit	227	103
Deferred Purchase Agreements	1,723	1,802
Purchase and Funding Commitments (1)	102	178
(1)    BancShares’ purchase and funding commitments relate to the Rail segment commitments to fund railcar manufacturer purchase and upgrade commitments.

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

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2025 and 2024, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $360 million and $79 million at December 31, 2025 and 2024, respectively, related to off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments. These off-balance sheet investment commitments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $211 million and $166 million at December 31, 2025 and 2024, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.71 billion and $1.74 billion of DPA exposures at December 31, 2025 and 2024, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $13 million and $59 million available under DPA credit line agreements provided at December 31, 2025 and 2024, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters for which a loss is probable or reasonably possible, BancShares is able to estimate a range of reasonably possible losses in excess of any established reserve, or for which there is no established reserve. Management currently estimates an aggregate range of reasonably possible losses of up to approximately $25 million in excess of any established reserves. This estimate represents reasonably possible losses (in excess of any established reserves) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2025. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. For certain other Litigation matters for which a loss is probable or reasonably possible, BancShares is not able to estimate a range of reasonably possible losses.

Based on information currently available as of December 31, 2025, those Litigation matters for which BancShares is not able to estimate a range of reasonably possible losses or as to which a loss does not appear to be reasonably possible are not included within this estimated range and, therefore, this estimated range does not represent BancShares’ maximum loss exposure.

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

NOTE 23 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present condensed stand-alone financial statements of the Parent Company:

Parent Company
Condensed Balance Sheets
dollars in millions	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$466	$310
Interest-earning deposits at banks	4	1
Investment in marketable equity securities	119	99
Note receivable from banking subsidiary	—	200
Investment in banking subsidiary	23,371	21,932
Investment in other subsidiaries	185	97
Other assets	81	75
Total assets	$24,226	$22,714
Liabilities and Stockholders' Equity
Long-term borrowings	$1,839	$350
Borrowings due to banking subsidiary	—	44
Other liabilities	149	92
Total liabilities	1,988	486
Stockholders’ equity	22,238	22,228
Total liabilities and stockholders’ equity	$24,226	$22,714

Parent Company
Condensed Statements of Income
	Year Ended December 31
dollars in millions	2025	2024	2023
Income
Dividends from banking subsidiary	$1,680	$2,221	$367
Other income (loss)	25	25	(8)
Total income	1,705	2,246	359
Expenses
Interest expense	80	16	22
Other expenses	75	61	40
Total expenses	155	77	62
Income before income taxes and equity in undistributed net income of subsidiaries	1,550	2,169	297
Income tax benefit	(16)	(22)	(14)
Income before equity in undistributed net income of subsidiaries	1,566	2,191	311
Equity in undistributed net income of subsidiaries	640	586	11,155
Net income	2,206	2,777	11,466
Preferred stock dividends	57	61	59
Net income available to common stockholders	$2,149	$2,716	$11,407

Parent Company
Condensed Statements of Cash Flows
	Year Ended December 31
dollars in millions	2025	2024	2023
OPERATING ACTIVITIES
Net income	$2,206	$2,777	$11,466
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed net income of subsidiaries	(640)	(586)	(11,155)
Deferred tax expense (benefit)	16	2	(5)
Fair value adjustment on marketable equity securities, net	(22)	(13)	11
Stock based compensation expense	—	—	5
Realized gain on sale of investment securities, net	—	(6)	—
Net change in other assets	(13)	(15)	(17)
Net change in other liabilities	18	(5)	3
Other operating activities	2	3	—
Net cash provided by operating activities	1,567	2,157	308
INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(3)	4	(2)
Purchase of marketable equity securities	—	(6)	—
Proceeds from sale of marketable equity securities	1	15	—
Note receivable from banking subsidiary	200	(200)	—
Other investing activities	(359)	(23)	—
Net cash used in investing activities	(161)	(210)	(2)
FINANCING ACTIVITIES
Repayment of long-term borrowings	(350)	(17)	(87)
Repayment of borrowings due to banking subsidiary	(44)	(1)	(15)
Net proceeds from issuance of long-term borrowings	1,838	—	—
Net proceeds from preferred stock issuance	494	—	—
Repurchase of Class A common stock	(3,027)	(1,648)	—
Cash dividends paid	(161)	(158)	(117)
Other financing activities	—	(13)	(6)
Net cash used in financing activities	(1,250)	(1,837)	(225)
Net change in cash and due from banks	156	110	81
Cash and due from banks at beginning of year	310	200	119
Cash and due from banks at end of year	$466	$310	$200
CASH PAYMENTS (REFUNDS) FOR:
Interest	$51	$15	$23
Income taxes	—	(1)	470

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of BancShares is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to BancShares’ management and the Board regarding the preparation and fair presentation of published financial statements.

BancShares’ management assessed the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2025, BancShares’ internal control over financial reporting is effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

BancShares’ independent registered public accounting firm has issued an audit report on BancShares’ internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

(a) Amended Long-Term Incentive Plan

On February 19, 2026, the Board adopted, effective January 1, 2026, an amended and restated First-Citizens Bank & Trust Company Long-Term Incentive Plan (the “Amended LTIP”). The Amended LTIP amends and restates in its entirety the prior Amended and Restated Long-Term Incentive Plan, effective January 1, 2022 (the “Prior Plan”).

The Amended LTIP amends the Prior Plan to increase the maximum amount of awards that may be paid under the Amended LTIP to any one participant in any one fiscal year to $15,000,000.

The foregoing description of the Amended LTIP and its changes does not purport to be complete and is qualified in its entirety by the full text of the Amended LTIP, a copy of which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

(b) Director and Officer Trading Arrangements

During the fourth quarter of 2025, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III
Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Raleigh, NC, PCAOB Firm ID: 185.

The other information required by this Item 14 is incorporated herein by reference from the “Proposal 3: Ratification of Appointment of Independent Accountants” section of the 2026 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
3.2
Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, dated March 11, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on March 12, 2020)

3.3
Restated Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated February 22, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.4
Restated Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series C, dated February 22, 2022 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.5
Certificate of Designation of 7.000% Non-Cumulative Perpetual Preferred Stock, Series D, dated November 14, 2025 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 18, 2025)

3.6
Certificate of Designation of 6.625% Non-Cumulative Perpetual Preferred Stock, Series E, dated February 3, 2026 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed February 5, 2026)

3.7	Amended and Restated Bylaws of the Registrant, dated January 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated January 24, 2023)
4.1	Specimen of Registrant’s Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
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

4.7	Form of Depositary Receipt relating to the Registrant's 5.375% Non-Cumulative Perpetual Preferred Stock, Series A (included as Exhibit A in Exhibit 4.6 hereto)
4.8
Deposit Agreement, dated as of November 18, 2025, among the Registrant, Broadridge Corporate Issuer Solutions, LLC, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed November 18, 2025)

4.9	Form of Depositary Receipt relating to the Registrant’s 7.000% Non-Cumulative Perpetual Preferred Stock, Series D (included as Exhibit A in Exhibit 4.8 hereto)
4.10
Deposit Agreement, dated as of February 5, 2026, among the Registrant, Broadridge Corporate Issuer Solutions, LLC, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 5, 2026)

4.11	Form of Depositary Receipt relating to the Registrant's 6.625% Non-Cumulative Perpetual Preferred Stock, Series E (included as Exhibit A in Exhibit 4.10 hereto)
4.12	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.13	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
4.14
Amended and Restated Initial Purchase Money, Note dated March 27, 2023, made by First-Citizens Bank & Trust Company and payable to the order of the Federal Deposit Insurance Corporation, as received for Silicon Valley Bridge Bank, National Association, or its successors and registered assigns (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated November 27, 2023)

4.15
Custodial and Paying Agency Agreement, dated March 27, 2023, by and among First-Citizens Bank & Trust Company, individually and as custodian and debtor, U.S. Bank & Trust Company, National Association, as paying agent, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 27, 2023)

4.16
Amendment No. 1 to Custodial and Paying Agency Agreement, dated July 18, 2025, by and among First-Citizens Bank & Trust Company, individually and as custodian and debtor, U.S. Bank Trust Company, National Association, as paying agent, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2025)

*10.1
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 24, 2011, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

*10.2
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 24, 2011, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

*10.3
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement, dated August 1, 2011, by and between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement, dated August 1, 2011, by and between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.5
Executive Consultation, Separation from Service and Death Benefit Agreement, dated January 24, 2011, by and between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2020)

*10.6
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., effective January 31, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.7
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., effective January 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.8	Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, effective January 1, 2026 (filed herewith)
*10.9	Form of Long-Term Incentive Plan Award Agreement (for awards in 2023) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2024)
*10.10	Form of Long-Term Incentive Plan Award Agreement (for awards in 2024) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2024)
*10.11	Form of Long-Term Incentive Plan Award Agreement (for awards in 2025 and 2026) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2024)
*10.12
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

10.15
Security Agreement, dated March 27, 2023, by and among First-Citizens Bank & Trust Company, individually and as grantor and debtor, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 27, 2023)

10.16
Termination Agreement dated April 7, 2025, by and between the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, N.A., and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 7, 2025)

19	Insider Trading Policy, dated February 4, 2026 (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K for the year ended December 31, 2023)
**101.INS	Inline XBRL Instance Document (filed herewith)
**101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
**101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
**104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2026

First Citizens BancShares, Inc. (Registrant)
/s/ Frank B. Holding, Jr.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 24, 2026.

Signature	Title	Date

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 24, 2026

/s/ Craig L. Nix Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2026

/s/ Ellen R. Alemany * Ellen R. Alemany	Director	February 24, 2026

/s/ Victor E. Bell, III * Victor E. Bell, III	Director	February 24, 2026

/s/ Peter M. Bristow * Peter M. Bristow	Director	February 24, 2026

/s/ Hope H. Bryant * Hope H. Bryant	Director	February 24, 2026

/s/ Eugene Flood, Jr. * Eugene Flood, Jr.	Director	February 24, 2026

/s/ Robert R. Hoppe * Robert R. Hoppe	Director	February 24, 2026

/s/ David G. Leitch * David G. Leitch	Director	February 24, 2026

/s/ Robert E. Mason, IV * Robert E. Mason, IV	Director	February 24, 2026

Signature	Title	Date

/s/ Diane E. Morais * Diane E. Morais	Director	February 24, 2026

/s/ Robert T. Newcomb * Robert T. Newcomb	Director	February 24, 2026

/s/ R. Mattox Snow, III * R. Mattox Snow, III	Director	February 24, 2026

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 24, 2026, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ Craig L. Nix
Craig L. Nix As Attorney-In-Fact