Form 10-Q
period 2026-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2026-05-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

Class A Common Stock—10,581,789 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of May 4, 2026)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	LGD	Loss Given Default
AOCI	Accumulated Other Comprehensive Income	LOCOM	Lower of Cost or Fair Value
ASU	Accounting Standards Update	LP	Limited Partner
BHC	Bank Holding Company	MD&A	Management’s Discussion and Analysis
bp or bps	Basis point(s); 1 bp = 0.01%	MSRs	Mortgage Servicing Rights
CET1	Common Equity Tier 1 Risk-based Capital	NDFI	Non-Depository Financial Institution
DPA	Deferred Purchase Agreement	NII	Net Interest Income
DTAs	Deferred Tax Assets	NII Sensitivity	Net Interest Income Sensitivity
ETR	Effective Income Tax Rate	NIM	Net Interest Margin
EVE Sensitivity	Economic Value of Equity Sensitivity	OREO	Other Real Estate Owned
FCB	First-Citizens Bank & Trust Company	PAA	Purchase Accounting Accretion or Amortization
FDIC	Federal Deposit Insurance Corporation	PAM	Proportional Amortization Method
Federal Reserve	Board of Governors of the Federal Reserve System	PCA	Prompt Corrective Action
FHLB	Federal Home Loan Bank	PCD	Purchased Credit Deteriorated
FRB	Federal Reserve Bank	PD	Probability of Obligor Default
GAAP	United States Generally Accepted Accounting Principles	PSL	Purchased Season Loan
GDP	Gross Domestic Product	ROU	Right of Use
HLBVM	Hypothetical Liquidation at Book Value Method	SBA	Small Business Administration
HPI	Home Price Index	SOFR	Secured Overnight Financing Rate
HQLS	High-Quality Liquid Securities	SRP	Share Repurchase Program
ISDA	International Swaps and Derivatives Association	UPB	Unpaid Principal Balance
		VIE	Variable Interest Entities

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$1,080	$801
Interest-earning deposits at banks	23,189	19,801
Securities purchased under agreements to resell	223	232
Investment in marketable equity securities (cost of $83 at March 31, 2026 and $83 at December 31, 2025)	130	127
Investment securities available for sale (cost of $33,663 at March 31, 2026 and $31,952 at December 31, 2025)	33,314	31,790
Investment securities held to maturity (fair value of $8,360 at March 31, 2026 and $8,491 at December 31, 2025)	9,542	9,647
Assets held for sale	1,122	804
Loans and leases	148,692	147,930
Allowance for loan and lease losses	(1,558)	(1,566)
Loans and leases, net of allowance for loan and lease losses	147,134	146,364
Operating lease equipment, net	9,685	9,621
Premises and equipment, net	2,499	2,447
Goodwill	346	346
Other intangible assets, net	182	195
Other assets	7,513	7,523
Total assets	$235,959	$229,698
Liabilities
Deposits:
Noninterest-bearing	$43,606	$40,653
Interest-bearing	127,236	120,925
Total deposits	170,842	161,578
Credit balances of factoring clients	1,284	1,148
Borrowings:
Short-term borrowings	170	224
Long-term borrowings	33,792	35,784
Total borrowings	33,962	36,008
Other liabilities	7,823	8,726
Total liabilities	213,911	207,460
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at March 31, 2026 and December 31, 2025)	1,765	1,375
Common stock:
Class A - $1 par value (32,000,000 shares authorized at March 31, 2026 and December 31, 2025; 10,684,129 and 11,133,974 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	11	11
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at March 31, 2026 and December 31, 2025)	1	1
Retained earnings	20,343	20,768
Accumulated other comprehensive (loss) income	(72)	83
Total stockholders’ equity	22,048	22,238
Total liabilities and stockholders’ equity	$235,959	$229,698
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share and per share data	2026	2025
Interest income
Loans and leases	$2,206	$2,236
Investment securities	384	414
Deposits at banks	196	245
Total interest income	2,786	2,895
Interest expense
Deposits	833	893
Borrowings	332	339
Total interest expense	1,165	1,232
Net interest income	1,621	1,663
Provision for credit losses	72	154
Net interest income after provision for credit losses	1,549	1,509
Noninterest income
Rental income on operating lease equipment	281	270
Lending-related fees	69	66
Deposit fees and service charges	70	58
Client investment fees	53	53
Wealth management services	59	56
International fees	35	32
Factoring commissions	17	17
Cardholder services, net	38	41
Merchant services, net	13	14
Insurance commissions	13	14
Fair value adjustment on marketable equity securities, net	3	(5)
Gain on sale of leasing equipment, net	11	5
Loss on extinguishment of debt	(8)	—
Other noninterest income	38	14
Total noninterest income	692	635
Noninterest expense
Depreciation on operating lease equipment	101	98
Maintenance and other operating lease expenses	65	58
Personnel cost	869	818
Net occupancy expense	60	58
Equipment expense	136	136
Professional fees	24	25
Third-party processing fees	93	63
FDIC insurance expense	38	38
Marketing expense	30	32
Acquisition-related expenses	5	42
Intangible asset amortization	13	15
Other noninterest expense	102	110
Total noninterest expense	1,536	1,493
Income before income taxes	705	651
Income tax expense	171	168
Net income	$534	$483
Preferred stock dividends	26	15
Net income available to common stockholders	$508	$468
Earnings per common share
Basic and diluted	$42.63	$34.47
Weighted average common shares outstanding
Basic and diluted	11,924,899	13,575,231
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
dollars in millions	2026	2025
Net income	$534	$483
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on securities available for sale	(139)	239
Net change in defined benefit pension items	(2)	—
Net unrealized (loss) gain on cash flow hedge derivatives	(14)	7
Other comprehensive (loss) income, net of tax	$(155)	$246
Total comprehensive income	$379	$729
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2025	$1,375	$11	$1	$—	$20,768	$83	$22,238
Net income	—	—	—	—	534	—	534
Other comprehensive loss, net of tax	—	—	—	—	—	(155)	(155)
Issuance of Series E preferred stock	390	—	—	—	—	—	390
Repurchased 449,845 shares of Class A common stock	—	—	—	—	(908)	—	(908)
Cash dividends declared ($2.10 per common share):
Class A common stock	—	—	—	—	(23)	—	(23)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Series D	—	—	—	—	(11)	—	(11)
Balance at March 31, 2026	$1,765	$11	$1	$—	$20,343	$(72)	$22,048

Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	483	—	483
Other comprehensive income, net of tax	—	—	—	—	—	246	246
Common stock	—	—	—	—	—	—	—
Repurchased 302,683 shares of Class A common stock	—	(1)	—	(619)	—	—	(620)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(25)	—	(25)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2025	$881	$12	$1	$1,798	$19,802	$(199)	$22,295
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$534	$483
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	72	154
Deferred tax expense (benefit)	8	(40)
Depreciation, amortization, and accretion, net	180	93
Fair value adjustment on marketable equity securities, net	(3)	5
Gain on sale of loans, net	(5)	(2)
Gain on sale of operating lease equipment, net	(11)	(5)
Gain on sale of premises and equipment, net	—	(1)
(Gain) loss on other real estate owned, net	(1)	8
Loss on extinguishment of debt	8	—
Origination of loans held for sale	(289)	(297)
Proceeds from sale of loans held for sale	461	293
Impairment of premises and equipment and other assets	—	4
Net change in other assets	(103)	24
Net change in other liabilities	(680)	(610)
Other operating activities	1	(11)
Net cash provided by operating activities	172	98
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-earning deposits at banks	(3,388)	(3,328)
Purchases of investment securities available for sale	(2,827)	(1,855)
Proceeds from maturities of investment securities available for sale	1,159	894
Proceeds from sales of investment securities available for sale	—	1,196
Purchases of investment securities held to maturity	(59)	(217)
Proceeds from maturities of investment securities held to maturity	170	139
Net decrease (increase) in securities purchased under agreements to resell	9	(187)
Net increase in loans	(1,407)	(1,368)
Proceeds from sales of loans	128	41
Net increase in credit balances of factoring clients	92	129
Purchases of operating lease equipment	(194)	(170)
Proceeds from sales of operating lease equipment	55	63
Purchases of premises and equipment	(141)	(103)
Proceeds from sales of other real estate owned	15	3
Other investing activities	(149)	(114)
Net cash used in investing activities	(6,537)	(4,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	2,007	(1,257)
Net increase in demand and other interest-bearing deposits	7,257	5,370
Net (decrease) increase in securities sold under agreements to repurchase	(54)	83
Repayment of long-term borrowings	(2,503)	(1)
Net proceeds from issuance of long-term borrowings	497	1,242
Issuance of Series E preferred stock	390	—
Repurchase of Class A common stock	(899)	(618)
Cash dividends paid	(51)	(42)
Net cash provided by financing activities	6,644	4,777
Change in cash and due from banks	279	(2)
Cash and due from banks at beginning of period	801	814
Cash and due from banks at end of period	$1,080	$812

	Three Months Ended March 31,
dollars in millions	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,161	$1,224
Income taxes	51	40
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	—	52
Transfer of assets from held for investment to held for sale	666	139
Transfer of assets from held for sale to held for investment	32	—
Commitments extended during the period on affordable housing investment credits	—	108
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

Refer to Note 9—Variable Interest Entities for additional information regarding VIEs.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2025 Form 10-K. There were no material changes to these policies during the three months ended March 31, 2026.

Newly Adopted Accounting Standards

As of January 1, 2026, BancShares adopted the following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board:

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

Prior to this ASU, the Gross-Up Approach was only permitted for purchased credit deteriorated (“PCD”) loans, while the initial ALLL for Non-PCD loans was established through the Day 2 Provision for Loan and Lease Losses. Under this ASU, the Gross-Up Approach applies to PCD loans and the following Non-PCD loans which qualify as PSLs: (i) non-credit card loans acquired in a business combination and (ii) non-credit card loans purchased more than 90 days after origination in a non-business combination transaction, provided the acquirer was not involved in the original lending. This ASU specifically excludes credit card loans from the definition of PSLs. This ASU is required to be applied prospectively upon adoption.

We early adopted this ASU as of January 1, 2026 (the “Adoption Date”) on a prospective basis. For PSLs acquired on or after the Adoption Date, this ASU could reduce the Day 2 Provision for Loan and Lease Losses, and the subsequent credit-related loan purchase accounting accretion or amortization that was prevalent for Non-PCD loans acquired prior the Adoption Date. This ASU did not have a material impact on our consolidated financial statements or related disclosures for the three month period ended March 31, 2026.

ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, Issued July 2025

This ASU provides an optional practical expedient which permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating the ALLL for accounts receivable.

We adopted this ASU as of January 1, 2026. We did not elect the optional practical expedient and adoption of this ASU did not impact our consolidated financial statements or disclosures.

NOTE 2 — BUSINESS COMBINATIONS

Pending Branch Acquisition
On October 16, 2025, FCB announced that it had entered into an agreement to consummate the acquisition of 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.3 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in the second half of 2026, subject to customary closing terms and conditions and the receipt of remaining regulatory approvals.

SVBB Acquisition
On March 27, 2023, FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. from the Federal Deposit Insurance Corporation (the “FDIC” and such transaction, the “SVBB Acquisition”) and FCB issued a five-year $36.07 billion note payable to the FDIC, maturing March 27, 2028, which was amended and restated on November 20, 2023 (the “Purchase Money Note”) and is collateralized by certain loans. Refer to Note 10—Borrowings for the outstanding carrying value of the Purchase Money Note.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$12,439	$23	$(20)	$12,442
Government agency	39	—	(1)	38
Residential mortgage-backed securities	17,782	160	(347)	17,595
Commercial mortgage-backed securities	3,259	16	(176)	3,099
Corporate bonds	132	—	(4)	128
Municipal bonds	12	—	—	12
Total investment securities available for sale	$33,663	$199	$(548)	$33,314
Investment in marketable equity securities	$83	$47	$—	$130
Investment securities held to maturity
U.S. Treasury	$389	$—	$(15)	$374
Government agency	1,205	—	(55)	1,150
Residential mortgage-backed securities	4,395	21	(490)	3,926
Commercial mortgage-backed securities	3,305	—	(623)	2,682
Supranational securities	246	—	(20)	226
Other	2	—	—	2
Total investment securities held to maturity	$9,542	$21	$(1,203)	$8,360
Total investment securities	$43,288	$267	$(1,751)	$41,804

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,624	$50	$(1)	$10,673
Government agency	44	—	(1)	43
Residential mortgage-backed securities	17,683	263	(323)	17,623
Commercial mortgage-backed securities	3,444	28	(173)	3,299
Corporate bonds	145	—	(5)	140
Municipal bonds	12	—	—	12
Total investment securities available for sale	$31,952	$341	$(503)	$31,790
Investment in marketable equity securities	$83	$44	$—	$127
Investment securities held to maturity
U.S. Treasury	$388	$—	$(15)	$373
Government agency	1,225	—	(55)	1,170
Residential mortgage-backed securities	4,450	32	(490)	3,992
Commercial mortgage-backed securities	3,337	—	(608)	2,729
Supranational securities	246	—	(20)	226
Other	1	—	—	1
Total investment securities held to maturity	$9,647	$32	$(1,188)	$8,491
Total investment securities	$41,682	$417	$(1,691)	$40,408

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

BancShares initially held approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (“Visa Class B common stock”). Effective January 24, 2024, all outstanding shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock (“Visa Class B-1 common stock”) pursuant to Visa’s eighth amended and restated certificate of incorporation. BancShares currently holds approximately 354,000 shares of Visa Class B-1 common stock. Until the resolution of certain litigation, at which time the Visa Class B-1 common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B-1 common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B-1 common stock or certain new denominations of Visa’s former Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares has not elected to participate in any exchange offers pertaining to its shares of Visa Class B-1 common stock, including the exchange offer Visa commenced on April 13, 2026. BancShares continues to monitor the trading activity in Visa Class B-1 common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B-1 common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At March 31, 2026, accrued interest receivable for available for sale and held to maturity debt securities was $184 million and $18 million, respectively. At December 31, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $157 million and $20 million, respectively. During the three months ended March 31, 2026 and 2025, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2026 or December 31, 2025.

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

Maturities - Debt Securities

dollars in millions	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$6,393	$6,406	$4,893	$4,914
After one through five years	6,162	6,150	5,853	5,879
After five through 10 years	16	14	23	20
After 10 years	12	12	12	12
Government agency	39	38	44	43
Residential mortgage-backed securities	17,782	17,595	17,683	17,623
Commercial mortgage-backed securities	3,259	3,099	3,444	3,299
Total investment securities available for sale	$33,663	$33,314	$31,952	$31,790
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$369	$364	$307	$303
After one through five years	1,473	1,388	1,434	1,360
After five through 10 years	—	—	119	107
Residential mortgage-backed securities	4,395	3,926	4,450	3,992
Commercial mortgage-backed securities	3,305	2,682	3,337	2,729
Total investment securities held to maturity	$9,542	$8,360	$9,647	$8,491

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended March 31,
	2026	2025
Interest income - taxable investment securities (1)	$383	$413
Dividend income - marketable equity securities	1	1
Interest on investment securities	$384	$414
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Three Months Ended March 31,
	2026	2025
Gross realized gain on sale of investment securities available for sale	$—	$1
Gross realized loss on sale of investment securities available for sale	—	(2)
Net realized gain (loss) on sale of investment securities available for sale	—	(1)
Net realized gain on sale of marketable equity securities	—	1
Realized gain (loss) on sale of investment securities, net	$—	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$4,657	$(20)	$—	$—	$4,657	$(20)
Government agency	—	—	38	(1)	38	(1)
Residential mortgage-backed securities	2,883	(21)	3,120	(326)	6,003	(347)
Commercial mortgage-backed securities	148	(1)	1,025	(175)	1,173	(176)
Corporate bonds	8	—	111	(4)	119	(4)
Total	$7,696	$(42)	$4,294	$(506)	$11,990	$(548)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$859	$(1)	$—	$—	$859	$(1)
Government agency	—	—	43	(1)	43	(1)
Residential mortgage-backed securities	815	(2)	3,292	(321)	4,107	(323)
Commercial mortgage-backed securities	48	—	1,129	(173)	1,177	(173)
Corporate bonds	—	—	123	(5)	123	(5)
Total	$1,722	$(3)	$4,587	$(500)	$6,309	$(503)

As of March 31, 2026, there were 300 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 285 were government sponsored enterprise-issued mortgage-backed securities including GNMA, FHLMC and FNMA, or government agency securities, and the remaining 15 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2026, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of March 31, 2026.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities including GNMA, FHLMC and FNMA, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of March 31, 2026.

There were no debt securities on nonaccrual status as of March 31, 2026 or December 31, 2025.

Investment securities having an aggregate carrying value of $3.59 billion at March 31, 2026, and $3.89 billion at December 31, 2025, were pledged as collateral to secure public funds on deposit, the Purchase Money Note, certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, investments in qualified affordable housing projects that are accounted for under the proportional amortization method (“PAM”), and renewable energy tax credit investments that utilize the hypothetical liquidation at book value method (“HLBVM”). Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for descriptions of the accounting methodologies.

NOTE 4 — ASSETS HELD FOR SALE

The composition of assets held for sale is summarized in the following table.

dollars in millions	March 31, 2026	December 31, 2025
Loans and leases:
Commercial (1)	$385	$18
Consumer	733	781
Loans and leases	1,118	799
Operating lease equipment	4	5
Total assets held for sale	$1,122	$804
(1) There were nonaccrual loans held for sale of $0 at March 31, 2026 and $10 million at December 31, 2025.

In March 2026, FCB management committed to a plan to sell $364 million of SBA commercial loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost.

Consumer loans held for sale at March 31, 2026 and December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost of $644 million and $694 million at March 31, 2026 and December 31, 2025, respectively. In April 2026, the loan sale closed and a gain was recognized as the sale proceeds exceeded the amortized cost of $644 million. Additionally, consumer loans held for sale at March 31, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell.

NOTE 5 — LOANS AND LEASES

Loans held for sale are excluded from loans and leases on the Consolidated Balance Sheets and are included in Note 4—Assets Held For Sale. Finance leases for which we are the lessor are included in the commercial and industrial loan class in the following tables. Refer to Note 7—Leases for further information on leases.

The following table summarizes loans by class:

Loans by Class

dollars in millions	March 31, 2026	December 31, 2025
Commercial
Commercial and industrial	$45,753	$44,721
Capital call lines	32,274	31,791
Owner occupied commercial mortgage	17,502	17,660
Investor dependent	2,714	2,778
Commercial real estate	23,707	23,784
Total commercial	121,950	120,734
Consumer
Residential mortgage	21,698	21,861
Revolving mortgage	2,863	2,863
Auto	1,332	1,416
Other consumer	849	1,056
Total consumer	26,742	27,196
Total loans and leases	$148,692	$147,930

At March 31, 2026 and December 31, 2025, accrued interest receivable on loans included in other assets was $639 million and $635 million, respectively, and was excluded from the estimate of the ALLL.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $48 million for the three months ended March 31, 2026, including $1 million for unfunded commitments. Discount accretion income was $84 million for the three months ended March 31, 2025, including $8 million for unfunded commitments.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	March 31, 2026	December 31, 2025
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(102)	$(103)

Net unamortized discount on acquired loans
Non-PCD	$1,238	$1,281
PCD	43	45
Total net unamortized discount	$1,281	$1,326

The aging and nonaccrual status of the outstanding loans and leases by class at March 31, 2026 and December 31, 2025 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1)

dollars in millions	March 31, 2026
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$222	$29	$35	$286	$45,006	$45,292	$461	$45,753
Capital call lines	31	—	—	31	32,243	32,274	—	32,274
Owner occupied commercial mortgage	65	24	16	105	17,235	17,340	162	17,502
Investor dependent	8	—	—	8	2,669	2,677	37	2,714
Commercial real estate	87	10	185	282	22,901	23,183	524	23,707
Total commercial	413	63	236	712	120,054	120,766	1,184	121,950
Consumer
Residential mortgage	148	25	7	180	21,322	21,502	196	21,698
Revolving mortgage	24	3	—	27	2,798	2,825	38	2,863
Auto	10	2	—	12	1,310	1,322	10	1,332
Other consumer	4	2	2	8	840	848	1	849
Total consumer	186	32	9	227	26,270	26,497	245	26,742
Total loans and leases	$599	$95	$245	$939	$146,324	$147,263	$1,429	$148,692

	December 31, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$232	$56	$63	$351	$43,914	$44,265	$456	$44,721
Capital call lines	—	—	—	—	31,791	31,791	—	31,791
Owner occupied commercial mortgage	78	19	1	98	17,403	17,501	159	17,660
Investor dependent	11	1	—	12	2,717	2,729	49	2,778
Commercial real estate	221	31	171	423	22,943	23,366	418	23,784
Total commercial	542	107	235	884	118,768	119,652	1,082	120,734
Consumer
Residential mortgage	168	42	7	217	21,465	21,682	179	21,861
Revolving mortgage	25	4	—	29	2,799	2,828	35	2,863
Auto	15	3	—	18	1,389	1,407	9	1,416
Other consumer	5	3	2	10	1,044	1,054	2	1,056
Total consumer	213	52	9	274	26,697	26,971	225	27,196
Total loans and leases	$755	$159	$244	$1,158	$145,465	$146,623	$1,307	$147,930
(1)    Accrued interest that was deducted from interest income when the loan was moved to nonaccrual status was $5 million for the three months ended March 31, 2026 and $7 million for the three months ended March 31, 2025.
(2)    Nonaccrual loans for which there was no related ALLL totaled $343 million at March 31, 2026 and $415 million at December 31, 2025. Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for discussion of loans individually evaluated to determine the ALLL.

Other real estate owned (“OREO”) and repossessed assets were $116 million as of March 31, 2026 and $124 million as of December 31, 2025.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2026 and December 31, 2025, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

March 31, 2026
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial and industrial
Pass	$5,282	$10,795	$6,883	$3,182	$2,450	$2,712	$10,792	$72	$42,168
Special Mention	74	139	347	64	80	199	177	—	1,080
Substandard	91	417	284	205	441	339	377	8	2,162
Doubtful	9	69	18	24	32	15	25	—	192
Ungraded	—	—	—	—	—	—	151	—	151
Total commercial and industrial	5,456	11,420	7,532	3,475	3,003	3,265	11,522	80	45,753
Capital call lines
Pass	40	—	—	—	—	—	32,191	43	32,274
Total capital call lines	40	—	—	—	—	—	32,191	43	32,274
Owner occupied commercial mortgage
Pass	678	2,651	2,569	2,116	2,331	5,872	253	28	16,498
Special Mention	18	7	49	37	98	69	1	—	279
Substandard	14	44	66	129	168	280	9	3	713
Doubtful	—	—	—	12	—	—	—	—	12
Total owner occupied commercial mortgage	710	2,702	2,684	2,294	2,597	6,221	263	31	17,502
Investor dependent
Pass	182	986	522	84	61	—	302	—	2,137
Special Mention	—	26	17	4	3	—	5	—	55
Substandard	7	140	202	77	7	3	53	—	489
Doubtful	—	8	11	10	2	—	2	—	33
Total Investor dependent	189	1,160	752	175	73	3	362	—	2,714
Commercial real estate
Pass	1,496	4,854	4,561	3,875	2,643	3,970	688	—	22,087
Special Mention	27	50	20	144	28	22	—	—	291
Substandard	16	479	211	175	118	243	1	—	1,243
Doubtful	12	13	27	1	19	14	—	—	86
Total commercial real estate	1,551	5,396	4,819	4,195	2,808	4,249	689	—	23,707
Total commercial
Pass	7,678	19,286	14,535	9,257	7,485	12,554	44,226	143	115,164
Special Mention	119	222	433	249	209	290	183	—	1,705
Substandard	128	1,080	763	586	734	865	440	11	4,607
Doubtful	21	90	56	47	53	29	27	—	323
Ungraded	—	—	—	—	—	—	151	—	151
Total commercial	$7,946	$20,678	$15,787	$10,139	$8,481	$13,738	$45,027	$154	$121,950

Consumer Loans - Delinquency Status by Class

March 31, 2026
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Residential mortgage
Current	$371	$1,549	$1,597	$2,412	$4,703	$10,741	$4	$—	$21,377
30-59 days	—	5	2	8	25	125	—	—	165
60-89 days	—	1	2	8	8	19	—	—	38
90 days or greater	—	2	5	7	16	88	—	—	118
Total residential mortgage	371	1,557	1,606	2,435	4,752	10,973	4	—	21,698
Revolving mortgage
Current	—	—	—	—	—	—	2,678	134	2,812
30-59 days	—	—	—	—	—	—	18	8	26
60-89 days	—	—	—	—	—	—	1	4	5
90 days or greater	—	—	—	—	—	—	4	16	20
Total revolving mortgage	—	—	—	—	—	—	2,701	162	2,863
Auto
Current	109	436	360	188	134	86	—	—	1,313
30-59 days	—	2	3	2	2	2	—	—	11
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	1	—	—	—	4
Total consumer auto	109	440	365	192	138	88	—	—	1,332
Other consumer
Current	42	164	81	51	44	17	443	—	842
30-59 days	—	—	—	—	—	—	3	—	3
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	—	2	—	2
Total consumer other	42	164	81	51	44	17	450	—	849
Total consumer	$522	$2,161	$2,052	$2,678	$4,934	$11,078	$3,155	$162	$26,742

The following tables represent current credit quality indicators by origination year as of December 31, 2025:

Commercial Loans - Risk Classifications by Class

December 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial and industrial
Pass	$13,484	$7,906	$3,552	$2,963	$1,428	$1,539	$10,143	$76	$41,091
Special Mention	213	264	113	97	143	60	181	—	1,071
Substandard	451	296	215	475	347	65	416	5	2,270
Doubtful	18	24	27	35	10	—	32	—	146
Ungraded	—	—	—	—	—	—	143	—	143
Total Commercial and industrial	14,166	8,490	3,907	3,570	1,928	1,664	10,915	81	44,721
Capital call lines
Pass	—	—	—	—	—	—	31,758	33	31,791
Total capital call lines	—	—	—	—	—	—	31,758	33	31,791
Owner occupied commercial mortgage
Pass	2,816	2,739	2,177	2,430	2,290	3,954	248	28	16,682
Special Mention	26	34	49	78	24	27	2	—	240
Substandard	41	55	128	179	88	222	8	3	724
Doubtful	—	4	10	—	—	—	—	—	14
Total owner occupied commercial mortgage	2,883	2,832	2,364	2,687	2,402	4,203	258	31	17,660
Investor dependent
Pass	981	648	110	67	—	—	326	—	2,132
Special Mention	29	78	1	19	—	—	19	—	146
Substandard	104	164	117	14	4	—	50	—	453
Doubtful	13	11	16	5	—	—	2	—	47
Total investor dependent	1,127	901	244	105	4	—	397	—	2,778
Commercial real estate
Pass	5,005	4,720	4,512	2,791	1,614	2,631	732	—	22,005
Special Mention	202	19	139	25	2	31	—	—	418
Substandard	409	249	221	145	70	193	1	—	1,288
Doubtful	29	3	—	18	1	22	—	—	73
Total commercial real estate	5,645	4,991	4,872	2,979	1,687	2,877	733	—	23,784
Total commercial
Pass	22,286	16,013	10,351	8,251	5,332	8,124	43,207	137	113,701
Special Mention	470	395	302	219	169	118	202	—	1,875
Substandard	1,005	764	681	813	509	480	475	8	4,735
Doubtful	60	42	53	58	11	22	34	—	280
Ungraded	—	—	—	—	—	—	143	—	143
Total commercial	$23,821	$17,214	$11,387	$9,341	$6,021	$8,744	$44,061	$145	$120,734

Consumer Loans - Delinquency Status by Class

December 31, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$1,601	$1,609	$2,512	$4,783	$4,715	$6,295	$2	$—	$21,517
30-59 days	3	4	12	32	32	94	2	—	179
60-89 days	—	1	3	9	3	38	—	—	54
90 days or greater	1	5	6	10	7	82	—	—	111
Total residential mortgage	1,605	1,619	2,533	4,834	4,757	6,509	4	—	21,861
Revolving mortgage
Current	—	—	—	—	—	—	2,686	125	2,811
30-59 days	—	—	—	—	—	—	20	9	29
60-89 days	—	—	—	—	—	—	—	6	6
90 days or greater	—	—	—	—	—	—	3	14	17
Total revolving mortgage	—	—	—	—	—	—	2,709	154	2,863
Auto
Current	504	405	217	157	77	33	—	—	1,393
30-59 days	3	4	3	3	2	1	—	—	16
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	507	411	222	162	80	34	—	—	1,416
Other consumer
Current	176	100	65	53	15	6	630	—	1,045
30-59 days	1	1	—	—	—	—	4	—	6
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	1	—	—	—	—	—	2	—	3
Total consumer other	178	101	65	53	15	6	638	—	1,056
Total consumer	$2,290	$2,131	$2,820	$5,049	$4,852	$6,549	$3,351	$154	$27,196

Gross Charge-offs

Gross charge-off disclosures by origination year and loan class are summarized in the following tables:

Three Months Ended March 31, 2026
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial
Commercial and industrial	$1	$7	$19	$8	$7	$5	$47	$1	$95
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	—	4	—	—	—	—	—	4
Investor dependent	—	6	—	—	3	2	1	—	12
Commercial real estate	—	6	—	—	—	6	—	—	12
Total commercial	1	19	23	8	10	13	48	1	123
Consumer
Residential mortgage	—	—	—	—	—	—	—	—	—
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	1	—	1	—	—	—	—	2
Other consumer	—	1	1	—	—	—	5	—	7
Total consumer	—	2	1	1	—	—	5	—	9
Total loans and leases	$1	$21	$24	$9	$10	$13	$53	$1	$132

Three Months Ended March 31, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Commercial and industrial	$—	$7	$20	$11	$5	$6	$30	$1	$80
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	—	—	—	—	—	—	—	—
Investor dependent	—	4	14	12	6	2	1	—	39
Commercial real estate	—	10	3	10	—	17	—	—	40
Total commercial	—	21	37	33	11	25	31	1	159
Consumer
Residential mortgage	—	—	—	—	—	—	—	—	—
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	1	1	1	—	—	—	—	3
Other consumer	—	—	1	—	—	—	4	—	5
Total consumer	—	1	2	1	—	—	4	—	8
Total loans and leases	$—	$22	$39	$34	$11	$25	$35	$1	$167

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

Amortized Cost of Loans Modified during the three months ended March 31, 2026

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$228	$70	$3	$1	$22	$324	0.71%
Owner occupied commercial mortgage	26	—	13	18	8	65	0.38
Investor dependent	7	37	—	—	—	44	1.64
Commercial real estate	8	—	—	15	3	26	0.11
Total commercial	269	107	16	34	33	459	0.38
Consumer
Residential mortgage	4	—	1	—	—	5	0.02
Revolving mortgage	1	—	—	—	—	1	0.02
Auto	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	—
Total consumer	5	—	1	—	—	6	0.02
Total loans and leases	$274	$107	$17	$34	$33	$465	0.31%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.

Amortized Cost of Loans Modified during the three months ended March 31, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$58	$17	$—	$2	$20	$97	1.75%
Owner occupied commercial mortgage	12	2	—	—	14	28	0.17
Investor dependent	4	21	—	—	—	25	0.08
Commercial real estate	37	—	—	—	67	104	5.14
Total commercial	111	40	—	2	101	254	0.35
Consumer
Residential mortgage	4	—	—	1	3	8	0.04
Revolving mortgage	—	—	—	—	—	—	0.03
Auto	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	0.01
Total consumer	4	—	—	1	3	8	0.03
Total loans and leases	$115	$40	$—	$3	$104	$262	0.19%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.

Financial Effects of Loan Modifications made during the three months ended March 31, 2026

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	9	1.76%	9
Owner occupied commercial mortgage	8	1.75	10
Investor dependent	12	—	7
Commercial real estate	17	0.05	9
Total commercial	10	1.25	9
Consumer
Residential mortgage	11	1.63	4
Revolving mortgage	39	3.49	—
Auto	24	0.24	—
Other consumer	—	11.80	—
Total consumer	14	2.20	4
Total loans and leases	10	1.27%	9

Financial Effects of Loan Modifications made during the three months ended March 31, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	17	1.65%	10
Owner occupied commercial mortgage	8	—	6
Investor dependent	12	—	5
Commercial real estate	6	—	6
Total commercial	10	1.65	7
Consumer
Residential mortgage	22	1.87	5
Revolving mortgage	60	3.21	5
Auto	20	—	4
Other consumer	—	9.97	—
Total consumer	24	2.41	5
Total loans and leases	11	2.06%	7

Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

Borrowers experiencing financial difficulties are typically identified in our credit risk management process and are consequently addressed in our methodology to estimate the ALLL, which incorporates delinquencies, probability of obligor default, and loss given default. Therefore, a change to the ALLL is generally not recorded upon modification. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off.

At March 31, 2026, there were $174 million of loans modified in the twelve-months ended March 31, 2026, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.
Modified Loans Payment Status (twelve months ended March 31, 2026)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$549	$62	$7	$32	$650
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	76	5	—	2	83
Investor dependent	67	—	8	—	75
Commercial real estate	197	1	1	60	259
Total commercial	889	68	16	94	1,067
Consumer
Residential mortgage	33	2	1	6	42
Revolving mortgage	2	—	—	1	3
Auto	—	—	—	—	—
Other consumer	4	—	—	—	4
Total consumer	39	2	1	7	49
Total loans and leases	$928	$70	$17	$101	$1,116
Modified Loans Payment Status (twelve months ended March 31, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$314	$4	$1	$5	$324
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	61	3	1	—	65
Investor dependent	63	3	—	—	66
Commercial real estate	238	9	—	23	270
Total commercial	676	19	2	28	725
Consumer
Residential mortgage	12	1	1	3	17
Revolving mortgage	8	—	—	—	8
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	20	1	1	3	25
Total loans and leases	$696	$20	$3	$31	$750

At March 31, 2026, there were $19 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the three months ended March 31, 2026. At December 31, 2025, there were $60 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2025.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”), and loans pledged as collateral for the Purchase Money Note to the FDIC.

Loans Pledged

dollars in millions	March 31, 2026	December 31, 2025
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$18,799	$19,225
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$17,349	$17,775
Pledged non-PCD loans	$31,368	$31,713

FRB
Lendable collateral value of pledged non-PCD loans	$12,944	$12,962
Less: advances	—	—
Available borrowing capacity	$12,944	$12,962
Pledged non-PCD loans	$13,924	$13,640

FDIC
Lendable collateral value of pledged loans	$33,756	$35,705
Less: advances	—	—
Less: principal amount of the Purchase Money Note	31,000	33,500
Available borrowing capacity (1)	$—	$—
Pledged loans (2)	$32,516	$34,465
(1) The draw period for the Advance Facility Agreement (an expired funding agreement between FCB and the FDIC in connection with the SVBB Acquisition) ended on March 27, 2025 so there was no available borrowing capacity at March 31, 2026 or December 31, 2025.
(2) Carrying value, net of remaining discount, for loans pledged as collateral for the Purchase Money Note.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition. There were no outstanding advances from the FHLB at March 31, 2026 or December 31, 2025.
Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2026 or December 31, 2025.

NOTE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure of $228 million and $260 million at March 31, 2026 and December 31, 2025, respectively, is included in other liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) other receivables or investment securities available for sale, if any, is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The ALLL activity for loans and leases is summarized in the following table:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566	$1,518	$158	$1,676
Provision for loan and lease losses	97	6	103	138	10	148
Charge-offs	(123)	(9)	(132)	(159)	(8)	(167)
Recoveries	18	3	21	20	3	23
Balance at end of period	$1,428	$130	$1,558	$1,517	$163	$1,680

The decrease of $8 million in the ALLL at March 31, 2026 compared to December 31, 2025, was mainly driven by loan growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended March 31,
	2026	2025
Provision for loan and lease losses	$103	$148
(Benefit) provision for off-balance sheet credit exposure	(32)	6
Provision for other receivables	1	—
Provision for credit losses	$72	$154

NOTE 7 — LEASES

Lessee
BancShares’ leases primarily include administrative offices and bank locations. Substantially all of our operating lease liabilities relate to United States real estate leases. Our finance lease liabilities mainly relate to equipment leases, including the lease of certain ATMs. Our real estate leases have remaining lease terms of up to 32 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	March 31, 2026	December 31, 2025
Lease assets:
Operating lease ROU assets	Other assets	$285	$294
Finance leases	Premises and equipment	71	71
Total lease assets		$356	$365
Lease liabilities:
Operating leases	Other liabilities	$317	$329
Finance leases	Other borrowings	73	72
Total lease liabilities		$390	$401
Weighted-average remaining lease terms:
Operating leases		7.0 years	7.2 years
Finance leases		7.4 years	7.7 years
Weighted-average discount rate:
Operating leases		3.10%	3.10%
Finance leases		4.21	4.20

As of March 31, 2026, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended March 31,
	Classification	2026	2025
Operating lease cost	Occupancy expense	$17	$18
Finance lease ROU asset amortization	Equipment expense	3	1
Interest on lease liabilities	Interest expense - other borrowings	1	—
Variable lease cost (1)	Occupancy expense	5	7
Sublease income	Occupancy expense	(1)	(2)
Net lease cost (1)		$25	$24
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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	2	1
ROU assets obtained in exchange for new operating lease liabilities	6	3
ROU assets obtained in exchange for new finance lease liabilities	3	22

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

The following table presents lease income related to BancShares’ equipment leases:

Lease Income

dollars in millions	Three Months Ended March 31,
	2026	2025
Lease income – operating leases	$268	$254
Variable lease income – operating leases (1)	13	16
Rental income on operating leases	281	270
Interest income – sales type and direct financing leases	42	43
Variable lease income included in other noninterest income (2)	14	14
Interest income – leveraged leases	1	1
Total lease income	$338	$328
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 8 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at March 31, 2026 and 2025. There was no goodwill impairment during the three months ended March 31, 2026 or 2025. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Three Months Ended March 31,
dollars in millions	2026
Balance at beginning of period, net of accumulated amortization	$195
Less: amortization for the period	13
Balance at end of period, net of accumulated amortization	$182

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	March 31, 2026	December 31, 2025
Gross balance	$501	$501
Less: accumulated amortization	319	306
Balance, net of accumulated amortization	$182	$195

The following table summarizes the expected amortization expense as of March 31, 2026 in subsequent periods for core deposit intangibles:
Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2026	$33
2027	39
2028	34
2029	30
2030	28
2031	18
Balance, net of accumulated amortization	$182

NOTE 9 — VARIABLE INTEREST ENTITIES

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

Refer to Note 19—Commitments and Contingencies for off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments.

Unconsolidated VIEs Carrying Value and Liabilities for Funding Commitments

dollars in millions	March 31, 2026	December 31, 2025
Affordable housing tax credit investments	$2,682	$2,761
Other tax credit investments	28	—
Total tax credit equity investments	$2,710	$2,761
Other unconsolidated investments	199	194
Total unconsolidated VIE investments (1)	$2,909	$2,955
Liabilities for commitments to fund tax credit investments (2)	$1,234	$1,321
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments. These commitments are payable on demand and included in other liabilities.

The table below summarizes the tax benefits, recognized in income tax expense on the Consolidated Statements of Income, for the affordable housing tax credit investments accounted for under the PAM.

Tax Benefits - PAM

dollars in millions	Three Months Ended March 31,
	2026	2025
Amortization of affordable housing tax credit investments (1)	$80	$64
Tax credits from affordable housing tax credit investments	(80)	(68)
Other tax benefits from affordable housing tax credit investments	(17)	(7)
Net income tax benefit from affordable housing tax credit investments (2)	$(17)	$(11)
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
Other Tax Credit Investments
Other tax credit investments at March 31, 2026 consisted of renewable energy tax credit investments accounted for under the HLBVM. We elected the deferral method for the tax credits and deferred tax assets (“DTAs”) related to HLBVM tax credit investments.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for further discussion of the PAM, HLBVM, and deferral method.

NOTE 10 — BORROWINGS

Short-term Borrowings
Securities Sold under Agreements to Repurchase
BancShares held $170 million and $224 million at March 31, 2026 and December 31, 2025, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.33% and 0.41% at March 31, 2026 and December 31, 2025, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $207 million and $230 million at March 31, 2026 and December 31, 2025, respectively.

Long-term Borrowings
On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032.

In the first quarter of 2026, FCB made prepayments of $2.50 billion on the Purchase Money Note and recognized a loss on extinguishment of debt of $8 million. In April 2026, we made an additional prepayment of $500 million.

The following table presents long-term borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Long-term Borrowings

dollars in millions	Maturity	March 31, 2026	December 31, 2025
Parent Company:
Senior:
Fixed-to-Floating Senior Notes at 5.231% (1)	March 2031	$497	$497
Fixed-to-Floating Senior Notes at 4.869% (2)	March 2032	495	—
Subordinated:
Fixed Rate Reset Subordinated Notes at 5.600% (3)	September 2035	595	597
Fixed-to-Fixed Subordinated Notes at 6.254% (4)	March 2040	742	745
Subsidiaries:
Senior:
Fixed Senior Unsecured Notes at 6.000%	April 2036	58	58
Subordinated:
Fixed Subordinated Notes at 6.125%	March 2028	427	430
Secured:
Purchase Money Note to FDIC fixed at 3.500% (5)	March 2028	30,905	33,385
Capital lease obligations	Maturities through May 2057	73	72
Total long-term borrowings		$33,792	$35,784
(1) The fixed rate period will end March 12, 2030, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded Secured Overnight Financing Rate (“SOFR”) Index Rate plus 141 basis points (“bps”) per annum until the maturity date (or date of earlier redemption).
(2) The fixed rate period will end March 3, 2031, and the notes will thereafter bear a floating interest rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 148.7 bps per annum until the maturity date (or date of earlier redemption).
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
(5)    Issued in connection with the SVBB Acquisition. The unamortized discount was $95 million and $115 million at March 31, 2026 and December 31, 2025, respectively. Refer to Note 5—Loans and Leases for further information on loans pledged as collateral to secure borrowings.

Pledged Assets
Refer to the “Loans Pledged” section in Note 5—Loans and Leases for information on loans pledged as collateral to secure borrowings. Additionally, interest-earning deposits at banks included $194 million and $212 million at March 31, 2026 and December 31, 2025, respectively, that were required minimum deposits under the Purchase Money Note.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives designated as hedging instruments include interest rate swap contracts utilized to manage our interest rate exposure for items on our Consolidated Balance Sheets. This includes floating-rate loan portfolio cash flow hedges and fair value hedges of our fixed-rate borrowings.

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

Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for accounting policies for derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	March 31, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Fair Value Hedges
Interest rate contracts hedging long-term borrowings	$2,350	$—	$—	$—	$—	$—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	5,000	—	—	4,000	—	—
Total derivatives designated as hedging instruments	$7,350	$—	$—	$4,000	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (2)	$29,886	$356	$(366)	$28,741	$385	$(381)
Foreign exchange contracts (3)	8,893	114	(82)	8,912	122	(113)
Other contracts (4)	1,390	28	—	1,485	27	—
Total derivatives not designated as hedging instruments	$40,169	$498	$(448)	$39,138	$534	$(494)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$498	$(448)		$534	$(494)
Less: gross amount offset in the Consolidated Balance Sheets		—	—		—	—
Net amount included in other assets and other liabilities in the Consolidated Balance Sheets		$498	$(448)		$534	$(494)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $253 million and $0 million, respectively, as of March 31, 2026, and $252 million and $0 million, respectively, as of December 31, 2025.
(4)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting (form of collateral payment when the underlying fair value changes) on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	March 31, 2026		December 31, 2025
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Gross fair value	$9	$(18)	$19	$—
Cleared trades, variation margin netting	(9)	18	(19)	—
Total derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Gross fair value	$565	$(474)	$596	$(529)
Cleared trades, variation margin netting	(67)	26	(62)	35
Total derivatives not designated as hedging instruments	$498	$(448)	$534	$(494)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$498	$(448)	$534	$(494)
Amounts subject to master netting agreements (1)	(100)	100	(118)	118
Cash collateral pledged (received) subject to master netting agreements (2)	(266)	4	(204)	62
Total net derivative fair value	$132	$(344)	$212	$(314)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended March 31,
	Interest Expense	2026	2025
Gain (loss) on hedging instruments - time deposits	Deposits	$—	$—
(Loss) gain on hedging instruments - borrowings	Borrowings	(8)	—
Gain (loss) on hedged item - time deposits	Deposits	—	—
Gain (loss) on hedged item - borrowings	Borrowings	8	1
Net gain (loss) on fair value hedges	Total interest expense	$—	$1

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges as of March 31, 2026. There were no fair value hedges outstanding as of December 31, 2025.

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
March 31, 2026
Long-term borrowings	$2,329	$8	$—

Cash Flow Hedges
The following table presents the pretax unrealized gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Unrealized Gain on Cash Flow Hedges

dollars in millions	Three Months Ended March 31,
	2026	2025
Other comprehensive income on cash flow hedge derivatives before reclassifications	$(19)	$12
Amounts reclassified from AOCI to earnings	—	(3)
Other comprehensive income on cash flow hedge derivatives	$(19)	$9

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	March 31, 2026	December 31, 2025
Unrealized gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$—	$14
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$—	$9
Maximum number of months over which forecasted cash flows are hedged (2)	26	27
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.
(2) Maximum number of months is based on the latest maturity date of cash flow hedges outstanding at March 31, 2026 and December 31, 2025.

Non-Qualifying Hedges
The following table presents gains on non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended March 31,
	Amounts Recognized	2026	2025
Interest rate contracts	Other noninterest income	$4	$(1)
Foreign currency forward contracts (1)	Other noninterest income	19	(19)
Other contracts	Other noninterest income	4	(1)
Total non-qualifying hedges - income statement impact		$27	$(21)
(1) This is primarily related to economic hedges of foreign currency risks arising from loans and other assets denominated in foreign currency. There is an offsetting impact within noninterest income for the foreign exchange revaluation of the associated assets denominated in foreign currency.

NOTE 12 — FAIR VALUE

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$12,442	$—	$12,442	$—
Government agency	38	—	38	—
Residential mortgage-backed securities	17,595	—	17,595	—
Commercial mortgage-backed securities	3,099	—	3,099	—
Corporate bonds	128	—	108	20
Municipal bonds	12	—	12	—
Total investment securities available for sale	$33,314	$—	$33,294	$20
Marketable equity securities	130	50	80	—
Loans held for sale	89	—	89	—
Loans	24	—	24	—
Derivative assets (1)
Total qualifying hedge assets	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$356	$—	$353	$3
Foreign exchange contracts — non-qualifying hedges	114	—	114	—
Other derivative contracts — non-qualifying hedges	28	—	—	28
Total non-qualifying hedge assets	$498	$—	$467	$31
Total derivative assets	$498	$—	$467	$31
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$366	$—	$366	$—
Foreign exchange contracts — non-qualifying hedges	82	—	82	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total non-qualifying hedge liabilities	$448	$—	$448	$—
Total derivative liabilities	$448	$—	$448	$—
(1) Derivative fair values include accrued interest.

dollars in millions	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,673	$—	$10,673	$—
Government agency	43	—	43	—
Residential mortgage-backed securities	17,623	—	17,623	—
Commercial mortgage-backed securities	3,299	—	3,299	—
Corporate bonds	140	—	117	23
Municipal bonds	12	—	12	—
Total investment securities available for sale	$31,790	$—	$31,767	$23
Marketable equity securities	127	50	77	—
Loans held for sale	87	—	87	—
Loans	22	—	22	—
Derivative assets (1)
Total qualifying hedge assets	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$385	$—	$383	$2
Foreign exchange contracts — non-qualifying hedges	122	—	122	—
Other derivative contracts — non-qualifying hedges	27	—	—	27
Total non-qualifying hedge assets	$534	$—	$505	$29
Total derivative assets	$534	$—	$505	$29
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$381	$—	$381	$—
Foreign exchange contracts — non-qualifying hedges	113	—	113	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total non-qualifying hedge liabilities	$494	$—	$494	$—
Total derivative liabilities	$494	$—	$494	$—
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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. Refer to Note 11—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	March 31, 2026	December 31, 2025
Assets
Corporate bonds	$20	$23	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$31	$29	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$23	$29	$—	$168	$17	$1
Purchases	—	1	—	—	2	—
Changes in fair value included in earnings	—	3	—	—	1	—
Changes in fair value included in comprehensive income	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Maturity and settlements	(3)	(2)	—	—	(1)	—
Ending balance	$20	$31	$—	$168	$19	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	March 31, 2026			December 31, 2025
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$113	$114	$(1)	$109	$109	$—
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three months ended March 31, 2026 and 2025. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2026 or December 31, 2025.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2026
Assets held for sale - loans	$25	$—	$—	$25	$(4)
Loans - collateral dependent loans	192	—	—	192	(44)
Other real estate owned	55	—	—	55	(1)
Total	$272	$—	$—	$272	$(49)
December 31, 2025
Assets held for sale - loans	$5	$—	$—	$5	$(7)
Loans - collateral dependent loans	186	—	—	186	(157)
Other real estate owned	104	—	—	104	—
Total	$295	$—	$—	$295	$(164)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 7% and 14%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2026 and December 31, 2025, the weighted average discount applied was 9.84% and 7.86%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	March 31, 2026
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$1,080	$1,080	$—	$—	$1,080
Interest-earning deposits at banks	23,189	23,189	—	—	23,189
Securities purchased under agreements to resell	223	—	223	—	223
Investment in marketable equity securities	130	50	80	—	130
Investment securities available for sale	33,314	—	33,294	20	33,314
Investment securities held to maturity	9,542	—	8,360	—	8,360
Loans held for sale	1,118	—	733	385	1,118
Net loans	145,170	—	1,487	144,707	146,194
Accrued interest receivable	955	—	955	—	955
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	33	—	—	54	54
Derivative assets - non-qualifying hedges	498	—	467	31	498
Financial Liabilities
Deposits with no stated maturity	157,599	—	157,599	—	157,599
Time deposits	13,243	—	13,223	—	13,223
Credit balances of factoring clients	1,284	—	—	1,284	1,284
Securities sold under customer repurchase agreements	170	—	170	—	170
Long-term borrowings	33,719	—	33,641	—	33,641
Accrued interest payable	109	—	109	—	109
Derivative liabilities - non-qualifying hedges	448	—	448	—	448

	December 31, 2025
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$801	$801	$—	$—	$801
Interest-earning deposits at banks	19,801	19,801	—	—	19,801
Securities purchased under agreements to resell	232	—	232	—	232
Investment in marketable equity securities	127	50	77	—	127
Investment securities available for sale	31,790	—	31,767	23	31,790
Investment securities held to maturity	9,647	—	8,491	—	8,491
Loans held for sale	799	—	781	18	799
Net loans	144,346	—	1,580	143,782	145,362
Accrued interest receivable	912	—	912	—	912
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	32	—	—	50	50
Derivative assets - non-qualifying hedges	534	—	505	29	534
Financial Liabilities
Deposits with no stated maturity	150,342	—	150,342	—	150,342
Time deposits	11,236	—	11,227	—	11,227
Credit balances of factoring clients	1,148	—	—	1,148	1,148
Securities sold under customer repurchase agreements	224	—	224	—	224
Long-term borrowings	35,712	—	35,795	—	35,795
Accrued interest payable	140	—	140	—	140
Derivative liabilities - non-qualifying hedges	494	—	494	—	494

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at March 31, 2026 and December 31, 2025 included $194 million and $212 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2026 and December 31, 2025. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 13 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Common Stock Outstanding
	Class A	Class B
Common stock - December 31, 2025	11,133,974	1,005,185
Shares repurchased under authorized repurchase plan	(449,845)	—
Common stock - March 31, 2026	10,684,129	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B common stock, each with a par value of $1. Class A common stockholders have one vote per share while Class B common stockholders have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
On February 5, 2026, the Parent Company issued and sold 6.625% non-cumulative perpetual preferred stock, series E, for a total of $400 million.

As of March 31, 2026, the Parent Company had Series A, Series B, Series C, Series D, and Series E non-cumulative perpetual preferred stock outstanding (together, “BancShares Preferred Stock”) as summarized in the following table:

Preferred Stock

dollars in millions, except per share, depositary share, and per depositary share data
Preferred Stock	Issuance Date	Earliest Redemption Date	Book Value (1)	Par Value Per Share	Shares Authorized, Issued and Outstanding	Aggregate Liquidation Preference	Liquidation Preference Per Share	Depositary Shares (Fractional Interest) (2)	Liquidation Preference Per Depositary Share	Dividend
Series A	March 12, 2020	March 15, 2025	$340	$0.01	345,000	$345	$1,000	13,800,000 (1/40th)	$25	5.375%
Series B (3)	January 3, 2022	January 4, 2027	334	0.01	325,000	325	1,000	n/a	n/a	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	207	0.01	8,000,000	200	25	n/a	n/a	5.625%
Series D (4)	November 18, 2025	December 15, 2030	494	0.01	5,000	500	100,000	500,000 (1/100th)	1,000	7.000%
Series E (5)	February 5, 2026	March 15, 2031	390	0.01	400,000	400	1,000	16,000,000 (1/40th)	25	6.625%
Total			$1,765		9,075,000	$1,770
(1) The book value is net of direct issuance costs and premiums or discounts.
(2) Each depositary share represents a fractional ownership interest in a share of non-cumulative perpetual preferred stock.
(3) Upon conversion to SOFR in 2023, BancShares began paying a credit spread adjustment in addition to the stated dividend.
(4) The dividend rate is 7.000% per annum from the issuance date to, but excluding, the first reset date of December 15, 2030. Thereafter, the dividend rate resets to the five-year treasury rate plus 3.301% on the fifth anniversary of the preceding reset date.
(5) The initial dividend period will commence on and include the issuance date and will end on and include June 14, 2026. The dividend rate is 6.625% per annum from the issuance date to, but excluding, the first reset date of March 15, 2031. Thereafter, the dividend rate resets to the five-year treasury rate plus 2.830% on the fifth anniversary of the preceding reset date.

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

At its option and subject to any required regulatory approval, the Parent Company may redeem the BancShares Preferred Stock at a redemption price equal to the “Liquidation Preference Per Share” in the table above, plus any applicable dividends, (i) in whole or in part on any dividend payment date on or after the “Earliest Redemption Date” in the table above, or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table includes the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	March 31, 2026			December 31, 2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(349)	$73	$(276)	$(162)	$25	$(137)
Unrealized loss on securities available for sale transferred to held to maturity	(5)	1	(4)	(5)	1	(4)
Defined benefit pension items	280	(72)	208	282	(72)	210
Unrealized gain on cash flow hedge derivatives	—	—	—	19	(5)	14
Total accumulated other comprehensive (loss) income	$(74)	$2	$(72)	$134	$(51)	$83

The following table summarizes the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain on cash flow hedge derivatives	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2025	$(137)	$(4)	$210	$14	$83
AOCI activity before reclassifications	(139)	—	(2)	(14)	(155)
Amounts reclassified from AOCI to earnings	—	—	—	—	—
Other comprehensive income for the period	(139)	—	(2)	(14)	(155)
Balance as of March 31, 2026	$(276)	$(4)	$208	$—	$(72)

Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	239	—	—	10	249
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive (loss) income for the period	239	—	—	7	246
Balance as of March 31, 2025	$(345)	$(4)	$135	$15	$(199)
Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended March 31,
	2026			2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive (loss) income on securities available for sale	$(187)	$48	$(139)	$322	$(83)	$239

Defined benefit pension items:
Actuarial loss	$(2)	$—	$(2)	$—	$—	$—

Unrealized gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$(19)	$5	$(14)	$12	$(2)	$10
Amounts reclassified from AOCI to earnings	—	—	—	(3)	—	(3)	Interest income on loans and leases
Other comprehensive income on cash flow hedge derivatives	$(19)	$5	$(14)	$9	$(2)	$7
Total other comprehensive income	$(208)	$53	$(155)	$331	$(85)	$246

NOTE 15 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except share and per share data	Three Months Ended March 31,
	2026	2025
Net income	$534	$483
Preferred stock dividends	26	15
Net income available to common stockholders	$508	$468
Weighted average common shares outstanding
Basic shares outstanding	11,924,899	13,575,231
Stock-based awards	—	—
Diluted shares outstanding	11,924,899	13,575,231
Earnings per common share
Basic and diluted	$42.63	$34.47

NOTE 16 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 24.3% and 25.8% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the ETR for the three months ended March 31, 2026 compared to 2025 was primarily due to a reduction in the state and local income tax rate and an increase in the benefit from tax credits.

The quarterly income tax expense is based on a projection of BancShares’ annual ETR. This annual ETR is applied to the year-to-date consolidated pretax income to determine the interim provision for income taxes before discrete items. The ETR each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2026 ETR due to the changes in these factors.

Uncertain Tax Benefits
BancShares recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be recognized.

Deferred Tax Assets and Valuation Adjustments
BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, changes to the valuation allowance may be required.

NOTE 17 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans and supplemental and executive retirement plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages, while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

Net Periodic Benefit Costs

dollars in millions	Three Months Ended March 31,
	2026	2025
Service cost	$2	$2
Interest cost	16	16
Expected return on assets	(25)	(24)
Total net periodic benefit	$(7)	$(6)

NOTE 18 — SEGMENT INFORMATION

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

Revenue is primarily generated from interest income on loans and leases. Noninterest income is primarily generated from fees for banking and advisory services, including lending-related fees, most of the deposit fees and service charges and cardholder services, along with essentially all of the wealth management services income. We primarily originate loans by utilizing our branch network and industry referrals, as well as direct digital marketing efforts. We derive our SBA loans through a network of SBA originators. We periodically purchase loans on a whole-loan basis. We also invest in community development that supports the construction of affordable housing in our communities in line with our Community Reinvestment Act initiatives.

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

Commercial Bank also includes products and services offered to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. Loan products are offered through Global Fund Banking and Technology and Healthcare Banking and consist of capital call lines of credit, investor dependent loans, and commercial and industrial loans made primarily to technology, life science and healthcare companies.

We also provide factoring, receivable management, supply chain financing, and secured financing to businesses that operate in several industries. These include apparel, textile, furniture, home furnishings, and consumer electronics. See further disclosure on factoring in Note 21—Segment Information in our 2025 Form 10-K.

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

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; as well as funds transfer pricing allocations. Noninterest income includes gains or losses on sales of investment securities, fair value adjustments on marketable equity securities, and income from bank owned life insurance. Personnel cost in Corporate includes the personnel costs not allocated to the operating segments. Corporate includes acquisition-related expenses and certain items related to accounting for business combinations, such as gains on acquisitions, and discount accretion income for certain acquired loans. Corporate also includes the offsetting impacts of allocated expenses as discussed above.

Segment Results and Select Period End Balances
The following tables present the condensed income statements by segment and include the significant segment expenses and measure of segment profit or loss.

dollars in millions	Three Months Ended March 31, 2026
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$813	$802	$(58)	$64	$1,621
Rental income on operating lease equipment	—	55	226	—	281
All other noninterest income	172	230	9	—	411
Total noninterest income	172	285	235	—	692
Total revenue	985	1,087	177	64	2,313
Depreciation on operating lease equipment	—	43	58	—	101
Maintenance and other operating lease expenses	—	—	65	—	65
Personnel cost	215	199	8	447	869
Acquisition-related expenses	—	—	—	5	5
All other noninterest expense (3)	385	404	17	(310)	496
Total noninterest expense	600	646	148	142	1,536
Provision for credit losses	17	55	—	—	72
Income (loss) before income taxes	368	386	29	(78)	705
Income tax expense (benefit)	90	95	7	(21)	171
Net income (loss)	$278	$291	$22	$(57)	$534
Select Period End Balances
Loans and leases	$64,367	$84,263	$62	$—	$148,692
Operating lease equipment, net	—	717	8,968	—	9,685
Investment securities	—	—	—	42,986	42,986
Deposits	75,914	47,191	2	47,735	170,842

	Three Months Ended March 31, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$788	$786	$(52)	$141	$1,663
Rental income on operating lease equipment	—	56	214	—	270
All other noninterest income	164	201	2	(2)	365
Total noninterest income	164	257	216	(2)	635
Total revenue	952	1,043	164	139	2,298
Depreciation on operating lease equipment	—	44	54	—	98
Maintenance and other operating lease expenses	—	—	58	—	58
Personnel cost	210	190	8	410	818
Acquisition-related expenses	—	—	—	42	42
All other noninterest expense (3)	355	420	14	(312)	477
Total noninterest expense	565	654	134	140	1,493
Provision for credit losses	46	108	—	—	154
Income (loss) before income taxes	341	281	30	(1)	651
Income tax expense	88	72	8	—	168
Net income (loss)	$253	$209	$22	$(1)	$483
Select Period End Balances
Loans and leases	$64,847	$76,449	$62	$—	$141,358
Operating lease equipment, net	—	731	8,640	—	9,371
Investment securities	—	—	—	44,319	44,319
Deposits	74,309	40,014	12	44,990	159,325

(1) Corporate includes all other financial information that is not included in the reportable segments.
(2) In the segment reporting table above, there are no reconciling differences between BancShares and the aggregate of all reportable segments and Corporate.
(3) All other noninterest expense represents “other segment items” under Accounting Standards Codification 280 and primarily includes allocated expenses, net occupancy expense, equipment expense, professional fees, third-party processing fees, FDIC insurance expense, marketing expense, and intangible amortization. All other noninterest expense is presented net of allocated expenses in the segment reporting table above, resulting in Contra Expense for Corporate as further discussed above.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	March 31, 2026	December 31, 2025
Financing Commitments
Financing assets (excluding leases)	$52,771	$51,726
Letters of Credit
Financial standby letters of credit	2,688	2,583
Other letters of credit	182	227
Deferred Purchase Agreements	1,584	1,723
Purchase and Funding Commitments (1)	145	102
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

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2026 and December 31, 2025, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $299 million and $360 million at March 31, 2026 and December 31, 2025, respectively, related to off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments. These off-balance sheet investment commitments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $152 million and $211 million at March 31, 2026 and December 31, 2025, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.58 billion and $1.71 billion of DPA exposures at March 31, 2026 and December 31, 2025, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $4 million and $13 million available under DPA credit line agreements provided at March 31, 2026 and December 31, 2025, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters for which a loss is probable or reasonably possible, BancShares is able to estimate a range of reasonably possible losses in excess of any established reserve, or for which there is no established reserve. Management currently estimates an aggregate range of reasonably possible losses to be up to approximately $25 million in excess of any established reserves. This estimate represents reasonably possible losses (in excess of any established reserves) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2026. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. For certain other Litigation matters for which a loss is probable or reasonably possible, BancShares is not able to estimate a range of reasonably possible losses.

Based on information currently available as of March 31, 2026, those Litigation matters for which BancShares is not able to estimate a range of reasonably possible losses or as to which a loss does not appear to be reasonably possible are not included within this estimated range and, therefore, this estimated range does not represent BancShares’ maximum loss exposure.

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

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q (this “Form 10-Q”), along with our consolidated financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Throughout this MD&A, references to a specific “Note” refer to Notes to the Consolidated Financial Statements (Unaudited) in Item 1. Financial Statements.

Intercompany accounts and transactions have been eliminated. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further information.

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

In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, including First Citizens Investor Services, Inc. (“FCIS”), First Citizens Asset Management, Inc. (“FCAM”), and First Citizens Delaware Trust Company, and a non-bank subsidiary, First Citizens Capital Securities, LLC (“FCCS”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, brokerage services and third-party mutual funds. As registered investment advisers, FCIS and FCAM provide investment management services and advice. FCCS is a broker-dealer that also provides underwriting and private placement services. We also have other wholly owned subsidiaries, including SVB Wealth LLC, SVB Asset Management, and First Citizens Institutional Asset Management, LLC, which are active investment advisers.

Refer to Note 18—Segment Information for further information regarding the products and services we provide.

Refer to the 2025 Form 10-K for a discussion of our strategy.

Recent Events

Equity Transactions
Share Repurchase Programs
During the first quarter of 2026, we repurchased 449,845 shares of our Class A common stock for $900 million and paid a dividend of $2.10 per share on our Class A and Class B common stock. Shares repurchased during the first quarter of 2026 represented 4.04% of Class A common stock and 3.71% of total Class A and Class B common stock outstanding at December 31, 2025. From inception of the 2024 share repurchase program (“2024 SRP”) through March 31, 2026, we have repurchased 2,842,948 shares of our Class A common stock for $5.59 billion, representing 21.02% of Class A common stock and 19.57% of total Class A and Class B common stock outstanding as of June 30, 2024.

From April 1, 2026 through April 30, 2026, BancShares repurchased an additional 102,340 shares of Class A common stock for a total of $203 million and had total capacity remaining under the current share repurchase program (the “2025 SRP”) of $1.71 billion as of April 30, 2026.

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for first quarter 2026 monthly repurchase activity of Class A common stock.

Preferred Stock Issuance
On February 5, 2026, the Parent Company issued and sold 6.625% non-cumulative perpetual preferred stock, series E for a total of $400 million. Refer to Note 13—Stockholders' Equity for further information, including depositary shares and liquidation preference.

Debt Transactions
Prepayments of the Purchase Money Note
In connection with the SVBB Acquisition (as defined in Note 2—Business Combinations), FCB issued a five-year $36.07 billion note payable to the FDIC, maturing March 27, 2028 (the “Purchase Money Note”). The Purchase Money Note had a carrying value of $30.91 billion and $33.39 billion at March 31, 2026 and December 31, 2025, respectively. During the current quarter, we prepaid $2.50 billion of the Purchase Money Note which resulted in an $8 million loss on extinguishment of debt. The outstanding balance of the Purchase Money Note declined from $35.85 billion at September 30, 2025 to $30.91 billion at March 31, 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further prepayments as discussed below in the Funding, Liquidity and Capital Overview. We expect monthly prepayments to be at least $500 million throughout 2026. In April 2026, we made an additional prepayment of $500 million.

Debt Issuance
On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032 in a public offering (the “Current Quarter Debt Issuance”).

Pending Branch Acquisition
On October 16, 2025, FCB announced the BMO Branch Acquisition (as defined in Note 2—Business Combinations) to acquire 138 branches from BMO Bank N.A.located throughout the Midwest, Great Plains and West regions of the U.S. In connection with the BMO Branch Acquisition, FCB expects to assume approximately $5.3 billion in deposit liabilities and acquire approximately $1.1 billion in loans. We expect the transaction to close in the second half of 2026, subject to customary closing terms and conditions and the receipt of remaining regulatory approvals.

Commercial Banking Brand Alignment
On April 23, 2026, FCB announced plans to expand its commercial banking capabilities and to align brand names later this year. In the fourth quarter of 2026, Silicon Valley Bank (“SVB”), a division of FCB, will rebrand as First Citizens Innovation Banking and First Citizens Fund Banking, and CIT Commercial Services and the Silicon Valley Bank Wine division will rebrand as FCB.

Recent Economic, Industry and Regulatory Developments
Economic conditions reflected heightened uncertainty in the first quarter of 2026, as inflationary pressures, due in part to global energy constraints related to the conflicts in the Middle East, contributed to market volatility. We continue to monitor these developments and the broader macroeconomic environment; however, the ultimate effects remain uncertain and dependent on future events.

Entering 2026, the benchmark federal funds range was between 3.50% - 3.75%. During the January, March, and April 2026 Federal Open Market Committee meetings, the benchmark federal funds rate was left unchanged.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (the “IEEPA”). In February 2026, the Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including with respect to refunds of tariffs paid under the IEEPA and replacement measures under other legal authorities. We continue to closely monitor both the impact and potential impact of such measures on our business, our customers and on overall economic conditions in the United States.

On March 19, 2026, federal banking regulators issued revised notices of proposed rulemaking to implement the final components of the Basel III accords (the “Basel III proposals”). The proposals include, among other things, a revised standardized approach to calculating risk-weighted assets applicable to Category III and Category IV banking organizations like us, which the Federal Reserve expects to decrease aggregate Common Equity Tier 1 (“CET1”) risk-based capital requirements. Additionally, the revised proposals would eliminate the requirement to deduct mortgage servicing assets from CET1 capital and instead assign a 250% risk weight. We will continue to monitor further developments regarding the proposals and assess potential impacts to our regulatory capital requirements, including enhanced capital flexibility.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended March 31, 2026 (the “current quarter”), December 31, 2025 (the “linked quarter”) and March 31, 2025 (the “prior year quarter”). In accordance with Item 303(c) of Regulation S-K, we focus our discussion of quarterly results of operations on changes compared to the linked quarter for the narrative discussion and analysis as we believe this provides investors and other users of our data with the most relevant information. We also include commentary comparing current quarter to prior year quarter.

We focus the discussion of our financial position by comparing balances as of March 31, 2026 to December 31, 2025. Percent changes within this MD&A are based on unrounded amounts and may not recalculate precisely using the displayed rounded balances.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Results of Operations:
Interest income	$2,786	$2,940	$2,895
Interest expense	1,165	1,218	1,232
Net interest income	1,621	1,722	1,663
Provision for credit losses	72	54	154
Net interest income after provision for credit losses	1,549	1,668	1,509
Noninterest income	692	715	635
Noninterest expense	1,536	1,572	1,493
Income before income taxes	705	811	651
Income tax expense	171	231	168
Net income	534	580	483
Preferred stock dividends	26	14	15
Net income available to common stockholders	$508	$566	$468
Per Common Share Information:
Weighted average common shares outstanding (diluted)	11,924,899	12,363,028	13,575,231
Diluted earnings per common share	$42.63	$45.81	$34.47
Key Performance Metrics:
Return on average assets	0.93%	0.99%	0.87%
Net interest margin (1)	3.09	3.20	3.26
Net interest margin, excluding purchase accounting accretion or amortization (1) (2)	3.01	3.11	3.12
Select Average Balances:
Investment securities	$41,757	$44,306	$43,555
Total loans and leases (3)	149,890	147,047	140,882
Operating lease equipment, net	9,660	9,495	9,350
Total assets	233,181	233,432	225,449
Total deposits	165,927	163,191	156,378
Total borrowings	35,334	38,196	37,398
Total stockholders’ equity	22,487	22,197	22,457

Select Ending Balances:
Investment securities	$42,986	$41,564	$44,319
Total loans and leases	148,692	147,930	141,358
Operating lease equipment, net	9,685	9,621	9,371
Total assets	235,959	229,698	228,822
Total deposits	170,842	161,578	159,325
Total borrowings	33,962	36,008	38,406
Total stockholders’ equity	22,048	22,238	22,295
Loan to deposit ratio	87.04%	91.55%	88.72%
Noninterest-bearing deposits to total deposits	25.52	25.16	25.59
Capital Ratios:
Total risk-based capital	13.51%	13.71%	15.23%
Tier 1 risk-based capital	11.79	11.91	13.35
Common equity Tier 1	10.83	11.15	12.81
Tier 1 leverage	9.30	9.29	9.75
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.96%	0.88%	0.85%
Allowance for loan and lease losses to loans ratio	1.05	1.06	1.19
(1)     Calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.
(2)     Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “Net Interest Income (“NII”), NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.
(3) Average loan balances include loans held for sale and nonaccrual loans.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” and “Balance Sheet Analysis” sections of this MD&A.

Income Statement Highlights (Current Quarter Compared to Linked Quarter)
•Net income for the current quarter was $534 million, a decrease of $46 million or 8% from $580 million for the linked quarter. Net income available to common stockholders for the current quarter was $508 million, a decrease of $58 million or 10% from $566 million for the linked quarter. Earnings per basic and diluted common share for the current quarter was $42.63, a decrease from $45.81 for the linked quarter. The decreases in net income and net income available to common stockholders were due to lower NII and noninterest income and higher provision for credit losses, partially offset by lower noninterest expense and lower income tax expense, as further discussed below.
•NII for the current quarter was $1.62 billion, a decrease of $101 million or 6% from $1.72 billion for the linked quarter. NIM was 3.09% for the current quarter, a decrease of 11 basis points (“bps”) from 3.20% for the linked quarter. The decreases in NII and NIM were mainly due to lower yields on loans, lower average balances and yields on investment securities and interest-earning deposits at banks, and a higher average balance of interest-bearing deposits, partially offset by the impacts of a higher average balance of loans, lower rate paid on interest-bearing deposits, and a decline in average borrowings largely resulting from prepayments of the Purchase Money Note.
◦PAA for the current quarter was $39 million, a decrease of $10 million from $49 million for the linked quarter. NIM, excluding PAA(1) was 3.01% for the current quarter, a decrease of 10 bps from 3.11% for the linked quarter.
•Noninterest income for the current quarter was $692 million, a decrease of $23 million or 3% from $715 million for the linked quarter, largely due to a decrease in other noninterest income of $15 million, mainly attributable to the linked quarter gain on tax credit investments, an unfavorable change of $9 million in the fair value of marketable equity securities, along with declines of $3 million each in factoring commissions, gain on sale of leasing equipment, and gain on sale of investment securities, partially offset by increases of $7 million in deposit fees and service charges and $5 million in lending-related fees.
•Noninterest expense for the current quarter was $1.54 billion, a decrease of $36 million or 2% from $1.57 billion for the linked quarter, mainly due to decreases in acquisition-related expenses of $28 million, other noninterest expense of $16 million and marketing expense of $15 million, partially offset by an increase in personnel cost of $20 million.
•Provision for credit losses for the current quarter was $72 million, an increase of $18 million or 33% from $54 million for the linked quarter. The current quarter provision for credit losses primarily included a provision for loan and lease losses of $103 million, partially offset by a benefit for off-balance sheet credit exposure of $32 million.
◦The provision for loan and lease losses for the current quarter was $103 million compared to $57 million for the linked quarter. The $46 million increase in the provision for loan and lease losses was mainly attributable to the impact of an $8 million reserve release in the current quarter compared to an $86 million reserve release in the linked quarter, partially offset by a decline of $32 million in net charge-offs in the current quarter. The $8 million allowance for loan and lease losses (“ALLL”) reserve release is discussed below in the Balance Sheet Highlights.
◦The benefit for off-balance sheet credit exposure for the current quarter was $32 million compared to $5 million for the linked quarter, an increase of $27 million, mainly due to changes in the macroeconomic scenarios and trends in the volume of unfunded commitments.
•Income tax expense for the current quarter was $171 million, a decrease of $60 million from $231 million for the linked quarter, largely due to return to provision adjustments reflected in the linked quarter.
•Return on average assets for the current quarter was 0.93%, a decrease of 6 bps from 0.99% for the linked quarter due to the decrease in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Income Statement Highlights (Current Quarter Compared to Prior Year Quarter)
•Net income for the current quarter was $534 million, an increase of $51 million or 11% from $483 million for the prior year quarter. Net income available to common stockholders for the current quarter was $508 million, an increase of $40 million or 9% from $468 million for the prior year quarter. Earnings per basic and diluted common share for the current quarter was $42.63, an increase from $34.47 for the prior year quarter. The increases in net income and net income available to common stockholders were due to lower provision for credit losses and higher noninterest income, partially offset by higher noninterest expense and lower NII, as further discussed below.
•NII for the current quarter was $1.62 billion, a decrease of $42 million or 3% from $1.66 billion for the prior year quarter. NIM was 3.09% for the current quarter and 3.26% for the prior year quarter. The decreases in NII and NIM were mainly due to lower yields on loans, lower yields and average balances of interest-earning deposits at banks and investment securities, lower PAA, a higher average balance of interest-bearing deposits, and a modest increase in the rate paid on subordinated debt, partially offset by the impacts of a higher average balance of loans and a decline in the rate paid on interest-bearing deposits.
◦PAA for the current quarter was $39 million, a decrease of $36 million from $75 million for the prior year quarter. NIM, excluding PAA(1) was 3.01% for the current quarter, a decrease of 11 bps from 3.12% for the prior year quarter.
•Noninterest income for the current quarter was $692 million, an increase of $57 million or 9% from $635 million for the prior year quarter, largely due to increases in other noninterest income of $24 million, deposit fees and service charges of $12 million, rental income on operating lease equipment of $11 million, along with a favorable change of $8 million in the fair value of marketable equity securities, and an increase of $6 million in the gain on sale of leasing equipment.
•Noninterest expense for the current quarter was $1.54 billion, an increase of $43 million or 3% from $1.49 billion for the prior year quarter, mainly due to increases in personnel cost of $51 million, third-party processing fees of $30 million, and maintenance and other operating lease expenses of $7 million, partially offset by decreases in acquisition-related expenses of $37 million and other noninterest expense of $8 million.
•Provision for credit losses for the current quarter was $72 million, a decrease of $82 million or 53% from $154 million for the prior year quarter, primarily consisting of the following:
◦The provision for loan and lease losses for the current quarter was $103 million compared to $148 million for the prior year quarter. The $45 million decrease in the provision for loan and lease losses was mainly attributable to a decrease in net charge-offs of $33 million and a $12 million decline in the reserve release. In the current quarter, the reserve release was $8 million, compared to a $4 million reserve build in the prior year quarter. The $8 million ALLL reserve release for the current quarter is discussed below in the Balance Sheet Highlights.
◦The benefit for off-balance sheet credit exposure for the current quarter was $32 million compared to a provision for the prior year quarter of $6 million, resulting in a decrease in provision of $38 million, mainly due to changes in the macroeconomic scenarios and trends in the volume of unfunded commitments.
•Return on average assets for the current quarter was 0.93%, an increase of 6 bps from 0.87% for the prior year quarter due to the increase in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at March 31, 2026 were $148.69 billion, an increase of $762 million or 1% from $147.93 billion at December 31, 2025. Commercial Bank segment loan growth of $1.35 billion, mainly concentrated in Global Fund Banking, was partially offset by a decrease in General Bank segment loans of $591 million, primarily due to the transfer of $364 million Small Business Administration (“SBA”) loans to held for sale in March 2026.
•Investment securities at March 31, 2026 were $42.99 billion, an increase of $1.42 billion or 3% from $41.56 billion at December 31, 2025, as purchases of short duration available for sale U.S. treasury and agency mortgage-backed securities were partially offset by maturities and paydowns.
•Deposits at March 31, 2026 were $170.84 billion, an increase of $9.26 billion or 6% from $161.58 billion at December 31, 2025. As further discussed and shown in Table 2 below, the increase from December 31, 2025 was attributable to deposit growth in the Commercial Bank segment of $5.66 billion, Corporate of $2.49 billion, and the General Bank segment of $1.12 billion. Noninterest-bearing deposits grew by $2.95 billion or 7% compared to December 31, 2025, and represented 25.5% of total deposits as of March 31, 2026, compared to 25.2% at December 31, 2025.
•Borrowings at March 31, 2026 were $33.96 billion, a decrease of $2.05 billion or 6% from $36.01 billion at December 31, 2025. The decrease was primarily due to prepayments of $2.50 billion on the Purchase Money Note during the current quarter, partially offset by the $500 million Current Quarter Debt Issuance.
•The ALLL was $1.56 billion at March 31, 2026, compared to $1.57 billion at December 31, 2025, resulting in an ALLL reserve release of $8 million for the current quarter, largely due to loan growth concentrated in capital call lines, which have a significantly lower loss rate relative to our other loan portfolios, and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans. The ALLL as a percentage of loans was 1.05% at March 31, 2026, a decrease of 1 bp from 1.06% at December 31, 2025.
•Interest-earning deposits at banks were $23.19 billion at March 31, 2026, an increase of $3.39 billion compared to $19.80 billion at December 31, 2025, a function of the balance sheet trends discussed above.
•At March 31, 2026, BancShares remained well capitalized with a total risk-based capital ratio of 13.51%, a Tier 1 risk-based capital ratio of 11.79%, a CET1 ratio of 10.83% and a Tier 1 leverage ratio of 9.30%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We fund our business primarily through deposits. Deposits represented 83% of total funding at March 31, 2026.

Table 2
Deposit Trends

dollars in millions	Deposit Balance
	March 31, 2026	December 31, 2025
General Bank segment	$75,914	$74,796
Commercial Bank segment	47,191	41,532
Corporate and Rail segment	47,737	45,250
Total deposits	$170,842	$161,578

Deposit trends for the segments and Corporate at March 31, 2026 compared to December 31, 2025 are discussed below:
•Commercial Bank segment deposit growth of $5.66 billion was mainly in Global Fund Banking and Technology and Healthcare Banking. A portion of this deposit growth stems from large short-term deposits which we expect to outflow or move off-balance sheet shortly after March 31, 2026. Most of the growth was in noninterest-bearing demand and money-market deposits.
•Corporate deposit growth of $2.49 billion was primarily due to brokered and Direct Bank deposit increases of $1.83 billion and $606 million, respectively. We utilized brokered deposits more prevalently in the current quarter as rates were favorable relative to Direct Bank deposits. We will continue to monitor the rate environments for brokered and Direct Bank deposits to determine the target growth for these deposit channels.
•General Bank segment deposit growth of $1.12 billion was primarily concentrated in our Branch Network and Community Association Banking (“CAB”). Deposit growth was mostly in money market and interest checking.

Total uninsured deposits were $65.44 billion or 38% of total deposits at March 31, 2026 and $61.81 billion or 38% at December 31, 2025.

Refer to the “Balance Sheet Analysis—Interest-bearing Liabilities—Deposits” section of this MD&A for further discussion of deposits.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At March 31, 2026, we had $60.72 billion in high-quality liquid assets consisting of $22.14 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $38.58 billion in high-quality liquid securities (“HQLS”), mainly comprised of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $17.35 billion and $12.94 billion, respectively. Refer to the “Risk Management—Liquidity Risk” section of this MD&A for further discussion.

In connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note, which had a carrying value of $30.91 billion at March 31, 2026. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. FCB prepaid $2.50 billion of the Purchase Money Note during the current quarter and previously prepaid $2.49 billion in December 2025, which reduced the outstanding balance from $35.85 billion at September 30, 2025 to $30.91 billion at March 31, 2026. Additionally, we prepaid $500 million in April 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect monthly prepayments to be at least $500 million throughout 2026. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate.

Investment Securities Duration
At March 31, 2026, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was 2.6 years at March 31, 2026. The investment securities available for sale portfolio had an average duration of 2.2 years and the held to maturity portfolio had an average duration of 4.0 years. Refer to the “Balance Sheet Analysis—Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 3
Investment Securities Summary

dollars in millions	March 31, 2026
	Composition (1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	79.7%	$33,663	$33,314	99.0%
Total investment securities held to maturity	20.0	9,542	8,360	87.6
Investment in marketable equity securities	0.3	83	130	156.9
Total investment securities	100%	$43,288	$41,804
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At March 31, 2026, all regulatory capital ratios for BancShares and FCB exceeded the prompt corrective action (“PCA”) thresholds, well capitalized thresholds, and Basel III requirements established by the federal banking agencies as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 4
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Mar 31, 2026	Dec 31, 2025			Mar 31, 2026	Dec 31, 2025	Increase (decrease) bps	Mar 31, 2026	Dec 31, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$148,666	$145,689	$2,977	2.0%	6.01%	6.24%	(23)	$2,206	$2,290	$(84)	$30	$(114)
Investment securities	41,757	44,306	(2,549)	(5.8)	3.67	3.80	(13)	382	421	(39)	(25)	(14)
Securities purchased under agreements to resell	305	285	20	7.0	3.65	4.00	(35)	2	3	(1)	—	(1)
Interest-earning deposits at banks	21,824	23,014	(1,190)	(5.2)	3.64	3.90	(26)	196	226	(30)	(13)	(17)
Total interest-earning assets (2)	$212,552	$213,294	$(742)	(0.3)	5.30	5.48	(18)	$2,786	$2,940	$(154)	$(8)	$(146)

Noninterest-earning assets	20,629	20,138	491	2.4
Total assets	$233,181	$233,432	$(251)	(0.1)

Interest-bearing deposits
Checking with interest	$25,341	$23,907	$1,434	6.0%	1.52%	1.57%	(5)	$95	$94	$1	$4	$(3)
Money market	41,196	39,792	1,404	3.5	2.38	2.59	(21)	242	260	(18)	6	(24)
Savings	46,720	46,618	102	0.2	3.46	3.51	(5)	398	412	(14)	—	(14)
Time deposits	11,946	11,116	830	7.5	3.31	3.38	(7)	98	95	3	5	(2)
Total interest-bearing deposits	125,203	121,433	3,770	3.1	2.70	2.81	(11)	833	861	(28)	15	(43)
Borrowings:
Short-term borrowings	197	265	(68)	(25.6)	0.37	0.52	(15)	—	—	—	—	—
Senior unsecured borrowings	718	556	162	29.3	5.23	5.27	(4)	10	7	3	3	—
Subordinated debt	1,771	1,774	(3)	(0.2)	5.28	5.20	8	23	24	(1)	(1)	—
Other borrowings	32,648	35,601	(2,953)	(8.3)	3.66	3.67	(1)	299	326	(27)	(27)	—
Long-term borrowings	35,137	37,931	(2,794)	(7.4)	3.78	3.76	2	332	357	(25)	(25)	—
Total borrowings	35,334	38,196	(2,862)	(7.5)	3.76	3.74	2	332	357	(25)	(25)	—
Total interest-bearing liabilities	$160,537	$159,629	$908	0.6	2.93	3.03	(10)	$1,165	$1,218	$(53)	$(10)	$(43)

Noninterest-bearing liabilities	$50,157	$51,606	$(1,449)	(2.8)
Stockholders' equity	22,487	22,197	290	1.3
Total liabilities and stockholders’ equity	$233,181	$233,432	$(251)	(0.1)

Net interest spread (2)					2.37%	2.45%	(8)
Net interest margin and net interest income (2)					3.09%	3.20%	(11)	$1,621	$1,722	$(101)
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
•NII for the current quarter was $1.62 billion, a decrease of $101 million or 6% from $1.72 billion for the linked quarter. NII, excluding PAA,(1) was $1.58 billion for the current quarter, a decrease of $91 million, from $1.67 billion for the linked quarter. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on loans and leases for the current quarter was $2.21 billion, a decrease of $84 million or 4% from $2.29 billion for the linked quarter, mainly due to a lower yield and lower loan PAA, partially offset by the impact of a higher average balance.
◦Interest income on loans and leases, excluding loan PAA,(1) was $2.16 billion for the current quarter, a decrease of $73 million from $2.23 billion for the linked quarter.
◦Loan PAA was $48 million in the current quarter, a decrease of $11 million or 19% from $59 million in the linked quarter.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current quarter was $384 million, a decrease of $40 million or 9% from $424 million for the linked quarter, due to decreases in the average balance and yield.
◦Interest income on interest-earning deposits at banks for the current quarter was $196 million, a decrease of $30 million or 14% from $226 million for the linked quarter, due to a lower average balance and a decline in yield.
◦Interest expense on interest-bearing deposits for the current quarter was $833 million, a decrease of $28 million or 3% from $861 million for the linked quarter, as a lower rate paid was partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the current quarter was $332 million, a decrease of $25 million or 7% from $357 million for the linked quarter, mainly due to a lower average balance as a result of prepayments of the Purchase Money Note.
•NIM for the current quarter was 3.09%, a decrease of 11 bps from 3.20% for the linked quarter. The decline in NIM was mainly due to a lower yield on loans, lower average balances and yields on investment securities and interest-earning deposits at banks, and a higher average balance of interest-bearing deposits, partially offset by the impacts of a higher average balance of loans, a lower rate paid on interest-bearing deposits, and a lower average balance of borrowings. NIM, excluding PAA,(1) was 3.01% for the current quarter, a decrease of 10 bps from 3.11% for the linked quarter.
◦The yield on average interest-earning assets for the current quarter was 5.30%, a decrease of 18 bps from 5.48% for the linked quarter, mainly due the following:
▪A lower loan yield resulting from lower interest rates and a decline in loan PAA, partially offset by the impact of a higher average balance.
▪A lower yield on investment securities resulting from a lower average balance and lower interest rates.
▪A lower yield on interest-earning deposits at banks resulting from a lower average balance and a decline in the federal funds rate.
◦The rate paid on average interest-bearing liabilities for the current quarter was 2.93%, a decrease of 10 bps from 3.03% for the linked quarter, primarily due to a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, partially offset by the impact of a higher average balance of interest-bearing deposits.
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

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Mar 31, 2026	Mar 31, 2025			Mar 31, 2026	Mar 31, 2025	Increase (decrease) bps	Mar 31, 2026	Mar 31, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$148,666	$139,491	$9,175	6.6%	6.01%	6.49%	(48)	$2,206	$2,236	$(30)	$141	$(171)
Investment securities	41,757	43,555	(1,798)	(4.1)	3.67	3.79	(12)	382	411	(29)	(16)	(13)
Securities purchased under agreements to resell	305	283	22	8.0	3.65	4.37	(72)	2	3	(1)	—	(1)
Interest-earning deposits at banks	21,824	22,699	(875)	(3.8)	3.64	4.38	(74)	196	245	(49)	(9)	(40)
Total interest-earning assets (2)	$212,552	$206,028	$6,524	3.2	5.30	5.68	(38)	$2,786	$2,895	$(109)	$116	$(225)

Noninterest-earning assets	20,629	19,421	1,208	6.1
Total assets	$233,181	$225,449	$7,732	3.4

Interest-bearing deposits
Checking with interest	$25,341	$23,931	$1,410	5.9	1.52%	1.77%	(25)	$95	$104	$(9)	$6	$(15)
Money market	41,196	36,760	4,436	12.1	2.38	2.83	(45)	242	257	(15)	28	(43)
Savings	46,720	43,918	2,802	6.4	3.46	3.85	(39)	398	417	(19)	25	(44)
Time deposits	11,946	12,615	(669)	(5.3)	3.31	3.71	(40)	98	115	(17)	(5)	(12)
Total interest-bearing deposits	125,203	117,224	7,979	6.8	2.70	3.09	(39)	833	893	(60)	54	(114)
Borrowings:
Short-term borrowings	197	428	(231)	(53.9)	0.37	0.52	(15)	—	1	(1)	(1)	—
Senior unsecured borrowings	718	169	549	325.6	5.23	4.88	35	10	2	8	8	—
Subordinated debt	1,771	959	812	84.6	5.28	3.36	192	23	8	15	9	6
Other borrowings	32,648	35,842	(3,194)	(8.9)	3.66	3.66	—	299	328	(29)	(29)	—
Long-term borrowings	35,137	36,970	(1,833)	(5.0)	3.78	3.66	12	332	338	(6)	(12)	6
Total borrowings	35,334	37,398	(2,064)	(5.5)	3.76	3.62	14	332	339	(7)	(13)	6
Total interest-bearing liabilities	$160,537	$154,622	$5,915	3.8	2.93	3.22	(29)	$1,165	$1,232	$(67)	$41	$(108)

Noninterest-bearing liabilities	$50,157	$48,370	$1,787	3.7
Stockholders' equity	22,487	22,457	30	0.1
Total liabilities and stockholders’ equity	$233,181	$225,449	$7,732	3.4

Net interest spread (2)					2.37%	2.46%	(9)
Net interest margin and net interest income (2)					3.09%	3.26%	(17)	$1,621	$1,663	$(42)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

NII and NIM (Current Quarter Compared to Prior Year Quarter)
The table above quantifies the increases or decreases for the current quarter compared to the prior year quarter for NII and NIM, as well as average balances of interest-earning assets and interest-bearing liabilities, and the respective yields earned and rates paid. The main reasons for the increases and decreases are explained below:
•NII for the current quarter was $1.62 billion, a decrease of $42 million or 3% from $1.66 billion in the prior year quarter. NII, excluding PAA,(1) was $1.58 billion for the current quarter, a decrease of $6 million from $1.59 billion for the prior year quarter. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on interest-earning deposits at banks for the current quarter was $196 million, a decrease of $49 million or 20% from $245 million for the prior year quarter, due to a decline in the federal funds rate and a lower average balance.
◦Interest income on loans and leases for the current quarter was $2.21 billion, a decrease of $30 million or 4% from $2.24 billion for the prior year quarter, mainly due to a lower yield and lower loan PAA, partially offset by the impact of a higher average balance.
•Interest income on loans and leases, excluding loan PAA,(1) was $2.16 billion for the current quarter, an increase of $6 million from $2.15 billion for the prior year quarter.
•Loan PAA was $48 million in the current quarter, a decrease of $36 million or 43% from $84 million in the prior year quarter.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current quarter was $384 million, a decrease of $30 million or 7% from $414 million for the prior year quarter, due to a lower average balance and a decline in the yield.
◦Interest expense on interest-bearing deposits for the current quarter was $833 million, a decrease of $60 million or 7% from $893 million for the prior year quarter, as a lower rate paid was partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the current quarter was $332 million, a decrease of $7 million or 2% from $339 million for the prior year quarter, due to a lower average balance, partially offset by a higher rate paid.
•NIM for the current quarter was 3.09%, a decrease of 17 bps from 3.26% for the prior year quarter. The decline in NIM was mainly due to lower yields on loans, lower average balances and yields on interest-earning deposits at banks and investment securities, lower PAA, a higher average balance of interest-bearing deposits, and a higher rate paid on borrowings, partially offset by the impact of a decline in the rate paid on interest-bearing deposits, a higher average balance of loans, and a lower average balance of borrowings. NIM, excluding PAA,(1) was 3.01% for the current quarter, a decrease of 11 bps from 3.12% for the prior year quarter.
◦The yield on average interest-earning assets for the current quarter was 5.30%, a decrease of 38 bps from 5.68% for the prior year quarter, mainly due to a decline in yield on loans and interest-earning deposits at banks, as well as lower loan PAA, partially offset by a higher volume of loans.
◦The rate paid on average interest-bearing liabilities for the current quarter was 2.93%, a decrease of 29 bps from 3.22% for the prior year quarter, primarily due to a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, partially offset by the impacts of a higher average balance of interest-bearing deposits and a higher rate paid for borrowings.
(1) Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.

The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 6
Average Interest-earning Asset Mix

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Loans and leases	70%	68%	68%
Investment securities	20	21	21
Interest-earning deposits at banks	10	11	11
Total interest-earning assets	100%	100%	100%

The following table shows the average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 7
Average Interest-bearing Liability Mix

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Total interest-bearing deposits	78%	76%	76%
Long-term borrowings	22	24	24
Total interest-bearing liabilities	100%	100%	100%

Provision for Credit Losses

Table 8
Provision for Credit Losses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
	March 31, 2026	December 31, 2025	March 31, 2025
Provision for loan and lease losses	$103	$57	$148	$46	77.4%	(45)	(30.2)%
(Benefit) provision for off-balance sheet credit exposure	(32)	(5)	6	(27)	(529.3)	(38)	(636.6)
Provision for other receivables	1	2	—	(1)	(16.0)	1	100.0
Provision for credit losses	$72	$54	$154	$18	33.4%	$(82)	(53.4)%

The provision for credit losses for the current quarter was $72 million, an increase of $18 million or 33%, from $54 million for the linked quarter. The current quarter provision for credit losses primarily included a provision for loan and lease losses of $103 million, partially offset by a benefit for off-balance sheet credit exposure of $32 million.
•The provision for loan and lease losses for the current quarter was $103 million, an increase of $46 million from $57 million for the linked quarter, mainly attributable to a decrease in net charge-offs of $32 million, as well as the impact of a $8 million reserve release in the current quarter compared to an $86 million reserve release in the linked quarter.
◦Net charge-offs were $111 million (0.30% of average loans) for the current quarter, compared to $143 million (0.39% of average loans) for the linked quarter. The $32 million decrease was primarily related to lower net charge-offs in commercial real estate and investor dependent portfolios.
◦The decrease of $8 million in the ALLL at March 31, 2026 compared to December 31, 2025 primarily reflected loan growth concentrated in capital call lines, which have a significantly lower loss rate relative to our other loan portfolios, and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans.
◦The $86 million reserve release in the linked quarter was driven by lower specific reserves for individually evaluated loans, loan growth concentrated in capital call lines, and improvements in the macroeconomic scenarios and credit quality.
•The benefit for off-balance sheet credit exposure for the current quarter was $32 million compared to $5 million in the linked quarter. The $27 million increase in the benefit for off-balance sheet credit exposure was mainly due to changes in the macroeconomic scenarios and trends in the volume of unfunded commitments.

Provision for credit losses for the current quarter was $72 million, a decrease of $82 million or 53% from $154 million for the prior year quarter, primarily consisting of the following:
•The provision for loan and lease losses for the current quarter was $103 million compared to $148 million for the prior year quarter. The $45 million decrease in the provision for loan and lease losses was mainly attributable to lower net charge- offs of $33 million, as well as the impact of an $8 million reserve release in the current quarter compared to a $4 million reserve build in the prior year quarter.
◦The benefit for off-balance sheet credit exposure for the current quarter was $32 million compared to a provision for the prior year quarter of $6 million, resulting in a decrease in provision of $38 million, mainly due to changes in the macroeconomic scenarios and trends in the volume of unfunded commitments.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk” section of this MD&A and in Note 6—Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents noninterest income:

Table 9
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
	March 31, 2026	December 31, 2025	March 31, 2025
Rental income on operating lease equipment	$281	$281	$270	$—	—%	$11	4.0%
Lending-related fees	69	64	66	5	9.3	3	5.3
Deposit fees and service charges	70	63	58	7	11.5	12	21.9
Client investment fees	53	54	53	(1)	(3.1)	—	—
Wealth management services	59	61	56	(2)	(2.7)	3	5.0
International fees	35	37	32	(2)	(3.6)	3	9.4
Factoring commissions	17	20	17	(3)	(15.5)	—	—
Cardholder services, net	38	37	41	1	0.3	(3)	(7.1)
Merchant services, net	13	13	14	—	—	(1)	(10.1)
Insurance commissions	13	12	14	1	8.0	(1)	(5.9)
Realized gain on sale of investment securities, net	—	3	—	(3)	(100.0)	—	—
Fair value adjustment on marketable equity securities, net	3	12	(5)	(9)	(72.8)	8	162.7
Gain on sale of leasing equipment, net	11	14	5	(3)	(20.3)	6	98.8
Loss on extinguishment of debt	(8)	(9)	—	1	10.6	(8)	(100.0)
Other noninterest income	38	53	14	(15)	(29.8)	24	180.8
Total noninterest income	$692	$715	$635	$(23)	(3.2)%	$57	8.9%

Noninterest income for the current quarter was $692 million, a decrease of $23 million or 3% from $715 million for the linked quarter, primarily due to the following:
•The decrease in other noninterest income of $15 million was mainly attributable to the linked quarter gain on tax credit investments as a large renewable energy project was placed in service.
•The unfavorable change of $9 million in the fair value of marketable equity securities was due to lower market prices for the underlying securities.
•The increase of $7 million in deposit fees and service charges was primarily due to an increase in overdraft fees.
•The increase of $5 million in lending-related fees was primarily due to higher capital market fees, partially offset by a decrease in fees on lines of credit due to lower unused lines.
•The loss on extinguishment of debt for the current and linked quarters relates to prepayments of the Purchase Money Note.

Noninterest income for the current quarter was $692 million, an increase of $57 million or 9% from $635 million for the prior year quarter as further discussed below:
•The increase in other noninterest income of $24 million was mainly attributable to higher derivative income and higher other real estate owned (“OREO”) income due to a write down in the prior year quarter.
•The increase of $12 million in deposit fees and service charges was primarily due to an increase in overdraft fees implemented during the current quarter, as well as higher volume-related service charges for commercial clients.
•The increase in rental income on operating lease equipment of $11 million was mainly the result of growth in the railcar portfolio.
•The favorable change of $8 million in the fair value of marketable equity securities was due to higher market prices for the underlying securities.
•The increase of $6 million in gain on sale of leasing equipment was primarily the result of higher volume of rail equipment sales.

Noninterest Expense

The following table presents noninterest expense:

Table 10
Noninterest Expense

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
	March 31, 2026	December 31, 2025	March 31, 2025
Depreciation on operating lease equipment	$101	$102	$98	$(1)	(0.5)%	$3	2.3%
Maintenance and other operating lease expenses	65	64	58	1	1.4	7	12.7
Personnel cost	869	849	818	20	2.3	51	6.3
Net occupancy expense	60	61	58	(1)	(2.1)	2	4.4
Equipment expense	136	151	136	(15)	(9.9)	—	—
Professional fees	24	34	25	(10)	(28.1)	(1)	(4.3)
Third-party processing fees	93	75	63	18	25.1	30	48.1
FDIC insurance expense	38	27	38	11	42.6	—	—
Marketing expense	30	45	32	(15)	(33.6)	(2)	(5.5)
Acquisition-related expenses	5	33	42	(28)	(86.5)	(37)	(89.3)
Intangible asset amortization	13	13	15	—	—	(2)	(15.8)
Other noninterest expense	102	118	110	(16)	(14.8)	(8)	(7.8)
Total noninterest expense	$1,536	$1,572	$1,493	$(36)	(2.3)%	$43	2.9%

Noninterest expense for the current quarter was $1.54 billion, a decrease of $36 million or 2% from $1.57 billion for the linked quarter as further discussed below:
•The decrease in acquisition-related expenses of $28 million is summarized in Table 11 and discussed below.
•The decrease in other noninterest expense of $16 million was mainly due to timing of charitable contributions.
•The decrease in marketing expense of $15 million was primarily related to fewer marketing promotions for Direct Bank deposits, as costs are contingent on the timing of our marketing initiatives.
•The decrease in professional fees of $10 million was mostly due to lower consulting service costs.
•The increase in personnel cost of $20 million was largely due to seasonal increases in employee benefits and payroll taxes, partially offset by lower life and health insurance premiums, which are generally higher in the fourth quarter due to employees reaching their annual deductibles.
•The increase in FDIC insurance expense of $11 million was primarily due to the linked quarter including a reversal of a previously accrued $11 million special assessment charge.
•The increase of $18 million in third party processing fees was largely offset by a decrease of $15 million in equipment expense as technology platforms shift to cloud computing.

Noninterest expense for the current quarter was $1.54 billion, an increase of $43 million or 3% from $1.49 billion for the prior year quarter as further discussed below:
•The increase in personnel cost of $51 million was mainly due to higher salaries, reflecting net staff additions and higher merit and promotion costs, in addition to higher employee benefit costs.
•The increase in third-party processing fees of $30 million was largely due to our transition to more cloud-based computing services.
•The increase of $7 million in maintenance and other operating lease expenses reflect timing and the number of railcars coming on or off lease as well as asset condition. Refer to the “Results by Segment—Rail” section of this MD&A for further information.
•The decrease in acquisition-related expenses of $37 million is summarized in Table 11 and discussed below.
•The decrease in other noninterest expense of $8 million was mainly due to the prior year quarter including capitalized software impairment and higher charitable contributions, partially offset by higher operating costs for foreclosed and repossessed assets in the current quarter.

Table 11
Acquisition-related Expenses

dollars in millions	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Personnel cost	$1	$15	$15
Professional fees	1	16	26
Other acquisition-related expense	3	2	1
Total acquisition-related expense	$5	$33	$42

The current quarter acquisition-related expenses relate to the pending BMO Branch Acquisition. Acquisition-related expenses for the linked and prior year quarters include costs related to previous acquisitions.

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

Income Taxes

Table 12
Income Tax Data

dollars in millions	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Income before income taxes	$705	$811	$651
Income tax expense	$171	$231	$168
Effective income tax rate	24.3%	28.4%	25.8%
The effective income tax rate (“ETR”) was 24.3% for the current quarter compared to 28.4% for the linked quarter and 25.8% for the prior year quarter. The higher tax expense and ETR for the linked quarter was primarily driven by the return to provision adjustments reflected therein. The decrease in the ETR compared to the prior year quarter was primarily due to a reduction in the state and local income tax rate and an increase in the benefit from tax credits.

The ETR is impacted by a number of factors, including the relative mix of domestic, state, and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the current quarter ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 16—Income Taxes for additional information.

RESULTS BY SEGMENT

BancShares’ segments include the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures.

Refer to Note 18—Segment Information for descriptions of segment products and services.

General Bank
Table 13
General Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
Earnings Summary	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$813	$841	$788	$(28)	(3.4)%	$25	3.2%
Total noninterest income	172	170	164	2	0.9	8	4.7
Total revenue	985	1,011	952	(26)	(2.7)	33	3.4
Personnel cost	215	211	210	4	2.0	5	2.3
All other noninterest expense	385	393	355	(8)	(2.2)	30	8.4
Total noninterest expense	600	604	565	(4)	(0.7)	35	6.2
Provision for credit losses	17	17	46	—	—	(29)	(63.0)
Income before income taxes	368	390	341	(22)	(5.9)	27	8.0
Income tax expense	90	82	88	8	9.5	2	2.4
Net income	$278	$308	$253	$(30)	(10.0)	$25	10.0
Select Period End Balances
Loans and leases	$64,367	$64,958	$64,847	$(591)	(0.9)%	$(480)	(0.7)%
Deposits	75,914	74,796	74,309	1,118	1.5	1,605	2.2

General Bank segment net income for the current quarter decreased $30 million from the linked quarter, primarily due to a $28 million decrease in NII, mainly due to the impact of growth in interest-bearing deposits. General Bank segment deposits were $75.91 billion at March 31, 2026, compared to $74.80 billion at December 31, 2025. Deposit growth of $1.12 billion was mostly concentrated in our Branch Network and CAB.

General Bank segment loans were $64.37 billion at March 31, 2026, a decrease of $591 million compared to $64.96 billion at December 31, 2025, primarily due to a transfer of $364 million of SBA loans to held for sale in March 2026.

General Bank segment net income for the current quarter increased $25 million compared to the prior year quarter, primarily due to lower provision for credit losses, higher NII, and higher noninterest income, partially offset by higher noninterest expense.
•The $29 million decrease in provision for credit losses was largely due to the impact of a reserve release in the current quarter compared to a reserve build in the prior year quarter.
•The $25 million increase in NII was largely due to a decline in the rates paid on interest-bearing deposits.
•The $8 million increase in total noninterest income was mostly due to higher deposit fees and service charges, including overdraft fees.
•The $35 million increase in total noninterest expense was mainly due to a $30 million increase in all other noninterest expense, which includes allocated expenses.

Commercial Bank

Table 14
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
Earnings Summary	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$802	$834	$786	$(32)	(3.9)%	$16	2.0%
Noninterest Income
Rental income on operating lease equipment	55	55	56	—	—	(1)	(1.2)
All other noninterest income	230	241	201	(11)	(5.0)	29	14.6
Total noninterest income	285	296	257	(11)	(3.9)	28	11.2
Total revenue	1,087	1,130	1,043	(43)	(3.9)	44	4.3
Noninterest Expense
Personnel cost	199	180	190	19	10.2	9	4.6
Depreciation on operating lease equipment	43	44	44	(1)	(1.2)	(1)	(2.1)
All other noninterest expense	404	432	420	(28)	(6.8)	(16)	(3.5)
Total noninterest expense	646	656	654	(10)	(1.7)	(8)	(1.1)
Provision for credit losses	55	37	108	18	48.3	(53)	(49.2)
Income before income taxes	386	437	281	(51)	(11.6)	105	37.3
Income tax expense	95	102	72	(7)	(5.8)	23	30.3
Net income	$291	$335	$209	$(44)	(13.4)	$82	39.8
Select Period End Balances
Loans and leases	$84,263	$82,910	$76,449	$1,353	1.6%	$7,814	10.2%
Operating lease equipment, net	717	739	731	(22)	(3.0)	(14)	(1.8)
Deposits	47,191	41,532	40,014	5,659	13.6	7,177	17.9
Table 15
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
	March 31, 2026	December 31, 2025	March 31, 2025
Rental income on operating leases (GAAP)	$55	$55	$56	$—	—%	$(1)	(1.2)%
Less: depreciation on operating lease equipment	43	44	44	(1)	(1.2)	(1)	(2.1)
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$12	$11	$12	$1	9.1	$—	—
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Commercial Bank segment net income for the current quarter decreased $44 million compared to the linked quarter, primarily due to lower NII, higher provision for credit losses, and lower noninterest income, partially offset by lower noninterest expense.
•The $32 million decrease in NII was mostly due to a lower yield on loans and the impact of growth in interest-bearing deposits, partially offset by the impact of loan growth and a lower rate paid on interest-bearing deposits.
•The $18 million increase in provision for credit losses was largely due to higher reserves for individually evaluated loans.
•The $11 million decrease in total noninterest income was largely attributable to a lower gain on renewable energy tax credit investments, as a large project was placed in service during the linked quarter, and decreases in the gain on sale of leasing equipment and factoring commissions, partially offset by higher lending-related fees.
•The $10 million decrease in total noninterest expense mainly included a $28 million decrease in all other noninterest expense, which includes allocated expenses, partially offset by an increase of $19 million in personnel cost.

Commercial Bank segment loans were $84.26 billion at March 31, 2026, an increase of $1.35 billion from $82.91 billion at December 31, 2025, mainly concentrated in Global Fund Banking.

Commercial Bank deposits were $47.19 billion at March 31, 2026, an increase of $5.66 billion from $41.53 billion at December 31, 2025. Deposit growth was primarily in Global Fund Banking and Technology and Healthcare Banking.

Commercial Bank segment net income for the current quarter increased $82 million compared to the prior year quarter, primarily due to lower provision for credit losses, higher noninterest income, higher NII, and lower noninterest expense.
•The $53 million decrease in provision for credit losses was largely due to lower net charge-offs.
•The $28 million increase in total noninterest income was largely due to the prior year quarter including a write-down of a held for sale asset. Additionally, the current quarter reflected increases in lending-related fees and derivative income.
•The $16 million increase in NII was largely due to the impact of loan growth and a lower rate paid on interest-bearing deposits, partially offset by a lower yield on loans and the impact of deposit growth.
•The $8 million decrease in total noninterest expense was mainly due to a $16 million decrease in all other noninterest expense, which includes allocated expenses, partially offset by an increase of $9 million in personnel cost.

Rail
Table 16
Rail: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
Earnings Summary	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income (expense)	$(58)	$(53)	$(52)	$(5)	(9.1)%	$(6)	(11.9)%
Noninterest Income
Rental income on operating lease equipment	226	226	214	—	—	12	5.4
All other noninterest income	9	9	2	—	—	7	325.3
Total noninterest income	235	235	216	—	—	19	8.6
Total revenue	177	182	164	(5)	(2.5)	13	7.6
Noninterest Expense
Personnel cost	8	6	8	2	21.7	—	—
Depreciation on operating lease equipment	58	58	54	—	—	4	5.8
Maintenance and other operating lease expenses	65	64	58	1	1.4	7	12.7
All other noninterest expense	17	16	14	1	10.8	3	13.1
Total noninterest expense	148	144	134	4	2.7	14	9.2
Income before income taxes	29	38	30	(9)	(21.6)	(1)	(1.3)
Income tax expense	7	9	8	(2)	(15.7)	(1)	(4.1)
Net income	$22	$29	$22	$(7)	(23.3)%	$—	—
Select Period End Balances
Loans and leases	$62	$62	$62	$—	—%	$—	—%
Operating lease equipment, net	8,968	8,882	8,640	86	1.0	328	3.8
Deposits	2	2	12	—	—	(10)	(80.5)

Table 17
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
	March 31, 2026	December 31, 2025	March 31, 2025
Rental income on operating leases (GAAP)	$226	$226	$214	$—	—%	$12	5.4%
Less: depreciation on operating lease equipment	58	58	54	—	—	4	5.8
Less: maintenance and other operating lease expenses	65	64	58	1	1.4	7	12.7
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$103	$104	$102	$(1)	(1.0)	$1	1.0
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Rail segment net income for the current quarter decreased $7 million compared to the linked quarter, mostly due to higher net interest expense of $5 million, largely a result of higher funding costs and an increase in operating lease equipment.

Rail segment net income for the current quarter was unchanged compared to the prior year quarter, as higher rental income on operating lease equipment and other noninterest income was offset by higher total noninterest expense and higher net interest expense.
•The $12 million increase in rental income on operating lease equipment reflected portfolio growth and strong repricing.
•The $7 million increase in all other noninterest income reflects higher gains on sales of operating lease equipment.
•The $6 million increase in net interest expense was primarily due to higher funding costs and an increase in operating lease equipment.
•Depreciation on operating lease equipment increased $4 million, reflective of growth in operating lease equipment, and maintenance and other operating lease expenses increased $7 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 118% of the average prior or expiring lease rate during the current quarter. Railcar utilization, including commitments to lease, was 96.2% at both March 31, 2026 and December 31, 2025.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at March 31, 2026 consisted of 128,580 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 18
Operating Lease Railcar Portfolio by Type (units and net investment)

	March 31, 2026		December 31, 2025
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	41%
Tank cars	28	39	28	39
Mill/ coil gondolas	8	6	8	6
Coal	6	1	6	1
Boxcars	5	5	5	5
Other	8	8	8	8
Total	100%	100%	100%	100%

Table 19
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	March 31, 2026		December 31, 2025
Manufacturing	$3,908	44%	$3,782	43%
Rail	2,010	22	2,047	23
Wholesale	1,582	18	1,554	18
Oil and gas extraction / services	475	5	487	5
Energy and utilities	198	2	206	2
Other	795	9	806	9
Total	$8,968	100%	$8,882	100%

Corporate
Table 20
Corporate: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Increase (Decrease) from Prior Year Quarter
Earnings Summary	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$64	$100	$141	$(36)	(35.5)%	$(77)	(54.3)%
Total noninterest income	—	14	(2)	(14)	(98.3)	2	114.2
Total revenue	64	114	139	(50)	(42.9)	(75)	(53.6)
Personnel cost	447	452	410	(5)	(0.9)	37	9.2
Acquisition-related expenses	5	33	42	(28)	(86.5)	(37)	(89.3)
All other noninterest expense (1)	(310)	(317)	(312)	7	2.4	2	(0.8)
Total noninterest expense	142	168	140	(26)	(15.0)	2	2.0
Provision for credit losses	—	—	—	—	—	—	—
Loss before income taxes	(78)	(54)	(1)	(24)	(43.1)	(77)	NM
Income tax (benefit) expense	(21)	38	—	(59)	(151.7)	(21)	NM
Net loss	$(57)	$(92)	$(1)	$35	38.2%	$(56)	NM
Select Period End Balances
Deposits	47,735	45,248	44,990	2,487	5.5%	2,745	6.1%
(1) Under our segment expense allocation methodology, allocated expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the Corporate table above includes the effect of allocated expenses, resulting in a reduction to expense (i.e., contra expense).

The Corporate loss before income taxes for the current quarter increased $24 million compared to the linked quarter, mainly due to the following:
•NII decreased $36 million mainly due to the impacts of lower average balances and yields on interest-earning deposits at banks and investment securities, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by the impacts of a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, mainly due to prepayments of the Purchase Money Note.
•Acquisition-related expenses decreased $28 million as presented in Table 11 and further discussed in the “Noninterest Expense” discussion in the “Results of Operations” section of this MD&A.
•The $14 million decrease in total noninterest income was largely due to the unfavorable change in the fair value of marketable equity securities due to lower market prices for the underlying securities.

Corporate deposits were $47.74 billion at March 31, 2026, an increase of $2.49 billion compared to $45.25 billion at December 31, 2025, as brokered and Direct Bank deposits increased $1.83 billion and $606 million, respectively. At March 31, 2026, Corporate deposits primarily included $45.41 billion of Direct Bank deposits, the vast majority of which are savings, and $1.83 billion of brokered deposits, which are further discussed in the Funding, Liquidity and Capital section of this MD&A.

The Corporate loss before income taxes for the current quarter increased $77 million compared to the prior year quarter, primarily reflecting lower NII, which declined $77 million mainly due to the impacts of lower average balances and yields on interest-earning deposits at banks and investment securities, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by the impacts of a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, mainly due to prepayments of the Purchase Money Note.

BALANCE SHEET ANALYSIS

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ALLL is included in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A and in Note 6—Allowance for Loan and Lease Losses. Information regarding our capital and regulatory capital is included in the “Capital” section of this MD&A.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of March 31, 2026 totaled $23.19 billion, an increase of $3.39 billion or 17% from $19.80 billion at December 31, 2025. The increase from December 31, 2025 is a function of the balance sheet trends discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at March 31, 2026 totaled $223 million, a decrease of $9 million from $232 million at December 31, 2025.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with our objectives. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Also refer to Note 3—Investment Securities and “Funding, Liquidity and Capital Overview” in the “Executive Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at March 31, 2026 totaled $42.99 billion, an increase of $1.42 billion or 3% from $41.56 billion at December 31, 2025. The increase mainly resulted from purchases of $2.89 billion, which were primarily short duration available for sale U.S. treasury and agency mortgage-backed securities, partially offset by maturities, sales, and prepayments totaling $1.33 billion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of March 31, 2026, investment securities available for sale had a pretax net unrealized loss of $349 million, compared to $162 million as of December 31, 2025, primarily reflecting changes in interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten.

Our portfolio of investment securities held to maturity consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and by the Supranational Entities & Multilateral Development Banks.

The following table presents the investment securities portfolio, segregated by major category:

Table 21
Investment Securities

dollars in millions	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)
Investment securities available for sale:
U.S. Treasury	$12,439	$12,442	29.8%	$10,624	$10,673	26.4%
Government agency	39	38	0.1	44	43	0.1
Residential mortgage-backed securities	17,782	17,595	42.1	17,683	17,623	43.6
Commercial mortgage-backed securities	3,259	3,099	7.4	3,444	3,299	8.2
Corporate bonds	132	128	0.3	145	140	0.3
Municipal bonds	12	12	—	12	12	—
Total investment securities available for sale	$33,663	$33,314	79.7%	$31,952	$31,790	78.6%
Investment in marketable equity securities	$83	$130	0.3%	$83	$127	0.3%
Investment securities held to maturity:
U.S. Treasury	$389	$374	0.9%	$388	$373	0.9%
Government agency	1,205	1,150	2.8	1,225	1,170	2.9
Residential mortgage-backed securities	4,395	3,926	9.4	4,450	3,992	9.9
Commercial mortgage-backed securities	3,305	2,682	6.4	3,337	2,729	6.8
Supranational securities	246	226	0.5	246	226	0.6
Other	2	2	—	1	1	—
Total investment securities held to maturity	$9,542	$8,360	20.0%	$9,647	$8,491	21.1%
Total investment securities	$43,288	$41,804	100.0%	$41,682	$40,408	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.
The following table presents the weighted average yields for investment securities available for sale and held to maturity at March 31, 2026, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, March 31, 2026, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 22
Weighted Average Yield on Investment Securities

	March 31, 2026
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.29%	3.76%	—%	—%	4.03%
Government agency	—	3.47	—	—	3.47
Residential mortgage-backed securities (1)	—	4.66	4.05	4.24	4.19
Commercial mortgage-backed securities (1)	4.33	4.75	4.24	2.70	3.93
Corporate bonds	—	7.79	5.21	—	7.48
Municipal bonds	—	—	—	6.28	6.28
Total investment securities available for sale	4.29%	4.06%	4.05%	4.10%	4.12%

Investment securities held to maturity:
U.S. Treasury	—%	1.43%	—%	—%	1.43%
Government agency	1.41	1.70	—	—	1.61
Residential mortgage-backed securities (1)	—	—	1.07	2.86	2.69
Commercial mortgage-backed securities (1)	—	1.83	4.65	2.45	2.46
Supranational securities	—	1.64	—	—	1.64
Other	3.34	—	—	—	3.34
Total investment securities held to maturity	1.42%	1.62%	1.26%	2.67%	2.39%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at March 31, 2026. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at March 31, 2026 were $1.12 billion, an increase of $318 million from $804 million at December 31, 2025.

The composition of assets held for sale is included in the following table:

Table 23
Assets Held for Sale

dollars in millions	March 31, 2026	December 31, 2025	Increase (Decrease)
Loans and leases:
Commercial (1)	$385	$18	$367	NM
Consumer	733	781	(48)	(6.1)%
Loans and leases	1,118	799	319	40.0%
Operating lease equipment	4	5	(1)	(31.2)%
Total assets held for sale	$1,122	$804	$318	39.5%
(1) There were nonaccrual loans held for sale of $0 at March 31, 2026 and $10 million at December 31, 2025.
NM - resulting % not meaningful.

In March 2026, FCB management committed to a plan to sell $364 million of SBA commercial loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost.

Consumer loans held for sale at March 31, 2026 and December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost of $644 million and $694 million at March 31, 2026 and December 31, 2025, respectively. In April 2026, the loan sale closed and a gain was recognized as the sale proceeds exceeded the amortized cost of $644 million. Additionally, consumer loans held for sale at March 31, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell.

Loans and Leases
The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 24
Loans and Leases

dollars in millions	March 31, 2026		December 31, 2025
	Balance	% to Total Loans	Balance	% to Total Loans	Increase (Decrease)
Commercial:
Commercial and industrial	$45,753	31%	$44,721	30%	$1,032	2.3%
Capital call lines	32,274	21	31,791	21	483	1.5
Owner occupied commercial mortgage	17,502	12	17,660	12	(158)	(0.9)
Investor dependent	2,714	2	2,778	2	(64)	(2.3)
Commercial real estate	23,707	16	23,784	16	(77)	(0.3)
Total commercial	$121,950	82%	$120,734	81%	$1,216	1.0%
Consumer:
Residential mortgage	$21,698	14%	$21,861	15%	$(163)	(0.7)%
Revolving mortgage	2,863	2	2,863	2	—	—
Auto	1,332	1	1,416	1	(84)	(5.9)
Other consumer	849	1	1,056	1	(207)	(19.6)
Total consumer	$26,742	18%	$27,196	19%	$(454)	(1.7)%
Total loans and leases	$148,692	100%	$147,930	100%	$762	0.5%
Allowance for loan and lease losses	(1,558)		(1,566)
Net loans and leases	$147,134		$146,364

Loans and leases at March 31, 2026 were $148.69 billion, an increase of $762 million or 1% from $147.93 billion at December 31, 2025. Commercial Bank segment loan growth of $1.35 billion, mainly concentrated in Global Fund Banking, was partially offset by a decrease in General Bank segment loans of $591 million, primarily due to the transfer of $364 million SBA loans to held for sale in March 2026.

The unamortized discount related to acquired loans was $1.28 billion at March 31, 2026, a decrease of $45 million from $1.33 billion at December 31, 2025.

Refer to Note 5—Loans and Leases for further information.

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 25
Operating Lease Equipment, Net

dollars in millions
	March 31, 2026	December 31, 2025	Increase (Decrease)
Railcars and locomotives	$8,968	$8,882	$86	1.0%
Other equipment	717	739	(22)	(3.0)
Total (1)	$9,685	$9,621	$64	0.7%
(1)    Includes off-lease rail equipment of $265 million at March 31, 2026 and $257 million at December 31, 2025.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at March 31, 2026 totaled $161.20 billion, an increase of $4.27 billion or 3% from $156.93 billion at December 31, 2025. The increase from December 31, 2025 was mainly due to deposit growth, partially offset by lower borrowings as further discussed below.

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

The following table summarizes the types of deposits:

Table 26
Deposits

dollars in millions
	March 31, 2026	December 31, 2025	Increase (Decrease)
Noninterest-bearing	$43,606	$40,653	$2,953	7.3%
Checking with interest	25,599	24,377	1,222	5.0
Money market	41,136	38,687	2,449	6.3
Savings	47,258	46,625	633	1.4
Time	13,243	11,236	2,007	17.9
Interest-bearing deposits	127,236	120,925	6,311	5.2
Total deposits	$170,842	$161,578	$9,264	5.7%
Noninterest-bearing deposits to total deposits	25.5%	25.2%

Deposits at March 31, 2026 were $170.84 billion, an increase of $9.26 billion or 6% from $161.58 billion at December 31, 2025. The increase was attributable to an increase in Commercial Bank segment deposits of $5.66 billion, an increase in Corporate deposits of $2.49 billion (which primarily includes the Direct Bank and brokered deposits), and an increase in the General Bank segment of $1.12 billion. Noninterest-bearing deposits grew by $2.95 billion or 7% compared to December 31, 2025 and represented 25.5% of total deposits as of March 31, 2026, compared to 25.2% at December 31, 2025.

A portion of the deposit growth in the Commercial Bank segment stems from large short-term deposits which we expect to outflow or move off-balance sheet shortly after March 31, 2026. Deposit growth is also discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A.

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of March 31, 2026 were in North Carolina, South Carolina, and California, which represented 25.7%, 7.4%, and 6.5%, respectively, of total deposits.

The Direct Bank had $45.41 billion or 26.6% of our total deposits as of March 31, 2026. The Direct Bank deposits mainly consist of savings.

Commercial Bank segment deposits as of March 31, 2026 were $47.19 billion or 27.6% of total deposits and are primarily concentrated in online banking. Deposits in the Commercial Bank segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled $10.41 billion as of March 31, 2026, compared to $7.09 billion as of December 31, 2025.

Brokered deposits as of March 31, 2026 were $1.83 billion or 1.1% of total deposits. We had no brokered deposits as of December 31, 2025.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $65.44 billion, which represented 38.3% of total deposits at March 31, 2026, compared to $61.81 billion or 38.3% of total deposits at December 31, 2025.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of March 31, 2026:

Table 27
Maturities of Time Deposits In Excess of $250,000

dollars in millions	March 31, 2026
Time deposits maturing in:
Three months or less	$630
Over three months through six months	546
Over six months through 12 months	285
More than 12 months	13
Total	$1,474
Borrowings
Total borrowings at March 31, 2026 were $33.96 billion, a decrease of $2.05 billion or 6% from $36.01 billion at December 31, 2025. The decrease from December 31, 2025 primarily related to the prepayments of the Purchase Money Note, partially offset by the Current Quarter Debt Issuance. Refer to the “Executive Overview—Recent Events” section earlier in this MD&A for further information related to 2026 borrowings activity.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments, premiums, discounts, and issuance costs:

Table 28
Borrowings

dollars in millions
	March 31, 2026	December 31, 2025	Increase (Decrease)
Securities sold under agreements to repurchase	$170	$224	$(54)	(24.0)%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	30,905	33,385	(2,480)	(7.4)
Senior Unsecured Borrowings
5.231% fixed-to-floating rate notes due March 2031	497	497	—	—
4.869% fixed-to-floating rate notes due March 2032	495	—	495	100.0
6.000% fixed rate notes due April 2036	58	58	—	—
Subordinated debt
6.125% fixed rate notes due March 2028	427	430	(3)	(0.7)
5.600% fixed rate reset notes due September 2035	595	597	(2)	(0.3)
6.254% fixed-to-fixed rate notes due March 2040	742	745	(3)	(0.4)
Capital lease obligations	73	72	1	1.4
Total borrowings	$33,962	$36,008	$(2,046)	(5.7)%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 5—Loans and Leases. The unamortized discount was $95 million and $115 million at March 31, 2026 and December 31, 2025, respectively.

The following summarizes debt issuances during 2026 and 2025:

Table 29
Parent Company Notes Issued

Borrowing Type	Issuance Date	Stated Maturity Date	Earliest Par Call Date	Par Value	Current Interest Rate	Current Payment Frequency	Rate Reset Date	Interest Rate After Reset	Payment Frequency After Reset
2026
Fixed-to-Floating Rate Senior Notes	March 3, 2026	March 3, 2032	March 3, 2031	$500	4.869%	Semiannual	March 3, 2031	Compounded SOFR + 148.7 bps	Quarterly
2025
Fixed Rate Reset Subordinated Notes	September 5, 2025	September 5, 2035	September 5, 2030	$600	5.600%	Semiannual	September 5, 2030	Five-year U.S. Treasury Rate + 185 bps	Semiannual
Fixed-to-Floating Rate Senior Notes	March 12, 2025	March 12, 2031	March 12, 2030	$500	5.231%	Semiannual	March 12, 2030	Compounded SOFR + 141 bps	Quarterly
Fixed-to-Fixed Rate Subordinated Notes	March 12, 2025	March 12, 2040	December 12, 2034	$750	6.254%	Semiannual	March 12, 2035	Five-year U.S. Treasury Rate + 197 bps	Semiannual

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate. Refer to the “Risk Management—Liquidity Risk” section of this MD&A and Note 10—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 30
Other Assets

dollars in millions
	March 31, 2026	December 31, 2025	Increase (Decrease)
Affordable housing tax credit and other unconsolidated investments (1)	$2,909	$2,955	$(46)	(1.5)%
Accrued interest receivable	955	912	43	4.8
Fair value of derivative financial instruments	498	534	(36)	(6.8)
Pension and other retirement plan assets	794	784	10	1.3
Right of use assets for operating leases, net	285	294	(9)	(3.1)
Income tax assets	504	510	(6)	(1.2)
Counterparty receivables	124	124	—	—
Bank-owned life insurance	107	108	(1)	(1.1)
Nonmarketable investments	164	167	(3)	(1.6)
Other real estate owned	110	119	(9)	(8.0)
Mortgage servicing rights	33	32	1	2.6
Federal Home Loan Bank stock	20	20	—	—
Other	1,010	964	46	4.8
Total other assets	$7,513	$7,523	$(10)	(0.1)%
(1)    Refer to Note 9—Variable Interest Entities for additional information.

The following table includes the components of other liabilities:

Table 31
Other Liabilities

dollars in millions
	March 31, 2026	December 31, 2025	Increase (Decrease)
Income tax liabilities	$3,825	$3,819	$6	0.2%
Commitments to fund tax credit investments	1,234	1,321	(87)	(6.6)
Accrued personnel cost (1)	519	1,042	(523)	(50.1)
Fair value of derivative financial instruments	448	494	(46)	(9.3)
Lease liabilities	317	329	(12)	(3.7)
Reserve for off-balance sheet credit exposure	228	260	(32)	(12.3)
Accrued interest payable	109	140	(31)	(22.1)
Accounts payable and other	1,143	1,321	(178)	(13.4)
Total other liabilities	$7,823	$8,726	$(903)	(10.3)%
(1) Includes accruals for annual incentive compensation which is typically paid during the first quarter. Additionally, accrued personnel cost can fluctuate based on timing of the payroll cycle.

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $228 million at March 31, 2026, a decrease of $32 million compared to $260 million at December 31, 2025. Refer to the “Results of Operations—Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 19—Commitments and Contingencies for information relating to off-balance sheet commitments.

RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite and a balanced approach to risk taking with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Policy and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge by independent risk management and oversight by management committees. The Board of Directors of the Parent Company (the “Board”) strives to ensure that risk management is a part of our business culture and that our policies and procedures to identify, assess, respond, and monitor risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Policy. The Board administers its risk oversight function primarily through its Risk Committee.

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

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in the 2025 Form 10-K for further discussion.

BancShares assesses emerging risks on an ongoing basis, such as monitoring economic sentiment and emerging geopolitical issues, inflationary pressures due to rising energy prices among other factors, and the impact of artificial intelligence on various industries. BancShares also continues to assess operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments will remain ongoing as the conditions continue to exist and develop. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. Supported by resilient economic conditions, baseline forecasts reflect improving commercial real estate property values and a lower unemployment rate compared to the prior year, which have favorably impacted the ALLL. Key indicators will continue to be monitored, and impacts assessed as part of our ongoing Risk Management Framework.

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

ALLL Methodology

Our ALLL methodology is discussed further in the section entitled “Critical Accounting Estimates” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation in the 2025 Form 10-K. The ALLL is also discussed in Note 6—Allowance for Loan and Lease Losses of this Form 10-Q.

Our ALLL estimate as of March 31, 2026 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

The ALLL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date.

The ALLL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each pool has a model tailored for the applicable risks.

Macroeconomic Forecasts Utilized in the Estimate of the ALLL
While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables, including the U.S. unemployment rate, U.S. real gross domestic product (“GDP”), home price index (“HPI”), and commercial real estate price index (“CRE price index”) utilized in the ALLL models. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the reasonable and supportable period.

Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and probability weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. Our scenario weighting has remained consistent since the second quarter of 2025. We will continue to monitor economic sentiment and emerging geopolitical issues, rising energy prices, and the impact of artificial intelligence on various industries.

At March 31, 2026, ALLL estimates ranged from $1.32 billion, when weighing the upside scenario 100%, to $1.98 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.56 billion was appropriate as of March 31, 2026.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at March 31, 2026 and December 31, 2025. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 32
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of March 31, 2026
	2026	2027	2028
U.S. unemployment rate (1)	4.9%	5.3%	5.0%
U.S. real GDP (2)	2.5%	1.4%	2.0%
HPI (2)	(0.3)%	1.3%	3.7%
CRE price index (2)	0.0%	(2.8)%	3.4%

	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. unemployment rate (1)	5.2%	5.4%	5.1%
U.S. real GDP (2)	1.5%	1.6%	2.0%
HPI (2)	(1.4)%	2.2%	3.5%
CRE price index (2)	(3.4)%	(1.6)%	4.1%
(1) Assumptions represent the projected quarterly averages for the years ending December 31, 2026, 2027, and 2028.
(2) Assumptions represent the projected year-over-year percent changes.

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

The following table summarizes the ALLL for commercial, consumer and total loans.

Table 33
ALLL

dollars in millions	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566	$1,518	$158	$1,676
Provision for loan and lease losses	97	6	103	138	10	148
Charge-offs	(123)	(9)	(132)	(159)	(8)	(167)
Recoveries	18	3	21	20	3	23
Balance at end of period	$1,428	$130	$1,558	$1,517	$163	$1,680
Net charge-off ratio			0.30%			0.41%
Net charge-offs	$105	$6	$111	$139	$5	$144
Average loans			$149,121			$140,780
Percent of loans in each category to total loans	82%	18%	100%	80%	20%	100%

The ALLL was $1.56 billion at March 31, 2026, compared to $1.57 billion at December 31, 2025, resulting in an ALLL reserve release of $8 million in the current quarter, mainly driven by loan growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans. The ALLL increased $4 million from December 31, 2024 to March 31, 2025. The ALLL as a percentage of loans was 1.05% at March 31, 2026, a decrease of 1 bp from 1.06% at December 31, 2025.

The following table summarizes the ALLL as a percentage of loans for each loan class:

Table 34
ALLL by Loan Class

dollars in millions	March 31, 2026			December 31, 2025
	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans
Commercial
Commercial and industrial	$808	$45,753	1.77%	$807	$44,721	1.80%
Capital call lines	29	32,274	0.09	29	31,791	0.09
Owner occupied commercial mortgage	52	17,502	0.30	50	17,660	0.28
Investor dependent	166	2,714	6.12	181	2,778	6.52
Commercial real estate	373	23,707	1.58	369	23,784	1.55
Total commercial	1,428	121,950	1.17	1,436	120,734	1.19
Consumer
Residential mortgage	70	21,698	0.32	67	21,861	0.31
Revolving mortgage	28	2,863	0.96	26	2,863	0.89
Auto	9	1,332	0.70	9	1,416	0.67
Other consumer	23	849	2.71	28	1,056	2.62
Total consumer	130	26,742	0.48	130	27,196	0.48
Total	$1,558	$148,692	1.05%	$1,566	$147,930	1.06%

The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts, the composition and credit quality of the loan and lease portfolio, and the related impacts to the ALLL models. We continuously monitor and update our ALLL estimation methodology, as appropriate.

Net Charge-Offs
The following table summarizes net charge-offs for each loan class:

Table 35
Net Charge-Offs

dollars in millions	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$95	$11	$84	$90	$14	$76	$80	$15	$65
Owner occupied commercial mortgage	4	—	4	4	—	4	—	—	—
Investor dependent	12	7	5	34	14	20	39	5	34
Commercial real estate	12	—	12	40	1	39	40	—	40
Total commercial	123	18	105	168	29	139	159	20	139
Consumer
Residential mortgage	—	1	(1)	—	1	(1)	—	—	—
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	2	1	1	1	—	1	3	2	1
Other consumer	7	1	6	5	1	4	5	1	4
Total consumer	9	3	6	6	2	4	8	3	5
Total	$132	$21	$111	$174	$31	$143	$167	$23	$144

Net charge-offs for the current quarter were $111 million, a decrease of $32 million from $143 million for the linked quarter, primarily due to decreases of $27 million in commercial real estate and $15 million in investor dependent, partially offset by an increase of $8 million in commercial and industrial.

Net charge-offs for the current quarter were $111 million, a decrease of $33 million from $144 million for the prior year quarter, primarily due to decreases of $29 million in investor dependent and $28 million in commercial real estate, partially offset by increases of $19 million in commercial and industrial and $4 million in owner occupied commercial mortgage.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, OREO and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Table 36
Non-Performing Assets

			Increase (Decrease)
dollars in millions	March 31, 2026	December 31, 2025	Change in $	Change in % or bps
Nonaccrual loans:
Commercial loans	$1,184	$1,082	$102	9.4%
Consumer loans	245	225	20	8.7
Total nonaccrual loans	1,429	1,307	122	9.3
Other real estate owned (1) and repossessed assets	116	124	(8)	(6.2)
Total nonperforming assets	$1,545	$1,431	$114	7.9

Total loans and leases	$148,692	$147,930	$762	0.5%
Total loans and leases, other real estate owned, and repossessed assets	148,808	148,054	754	0.5
ALLL to total loans and leases	1.05%	1.06%		(1)
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	1.04	0.97		7
Ratio of nonaccrual loans and leases to total loans and leases	0.96	0.88		8
Ratio of ALLL to nonaccrual loans and leases	109.01	119.80		(1,079)
(1) OREO includes former branch property and other non-foreclosed property of $27 million and $26 million as of March 31, 2026 and December 31, 2025, respectively.

OREO and repossessed assets were $116 million at March 31, 2026 compared to $124 million at December 31, 2025, a decrease of $8 million.

Trends in past due and nonaccrual loans are discussed below.

Past Due and Nonaccrual Loans
Past due and nonaccrual loans by loan class are summarized in the following table:

Table 37
Delinquencies and Nonaccrual Loans

dollars in millions	March 31, 2026					December 31, 2025
	Accruing Loans					Accruing loans
	30-59 Days Past Due	60-89 Days Past Due	Total 30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-59 Days Past Due	60-89 Days Past Due	Total 30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans
Commercial
Commercial and industrial	$222	$29	$251	$35	$461	$232	$56	$288	$63	$456
Capital call lines	31	—	31	—	—	—	—	—	—	—
Owner occupied commercial mortgage	65	24	89	16	162	78	19	97	1	159
Investor dependent	8	—	8	—	37	11	1	12	—	49
Commercial real estate	87	10	97	185	524	221	31	252	171	418
Total commercial	413	63	476	236	1,184	542	107	649	235	1,082
Consumer
Residential mortgage	148	25	173	7	196	168	42	210	7	179
Revolving mortgage	24	3	27	—	38	25	4	29	—	35
Auto	10	2	12	—	10	15	3	18	—	9
Other consumer	4	2	6	2	1	5	3	8	2	2
Total consumer	186	32	218	9	245	213	52	265	9	225
Total	$599	$95	$694	$245	$1,429	$755	$159	$914	$244	$1,307
The decrease of $220 million in accruing loans that are 30 to 89 days past due is largely attributable to decreases of $155 million in commercial real estate, $37 million in commercial and industrial and $37 million in residential mortgage, partially offset by a net increase of $9 million in all other loan classes. Accruing loans that are 30 to 89 days past due are early stage delinquencies that are not showing signs of significant credit deterioration. Delinquency status is considered in the estimate of the ALLL.

The increase of $1 million in accruing loans that are 90 days or greater past due is primarily attributable to increases of $15 million in owner occupied commercial mortgage and $14 million in commercial real estate, partially offset by a decrease of $28 million in commercial and industrial. Loans 90 days or greater past due are assigned a more severe PD in accordance with our ALLL methodology.

Nonaccrual loans and leases at March 31, 2026 were $1.43 billion (0.96% of loans), an increase of $122 million compared to $1.31 billion (0.88% of loans) at December 31, 2025, largely concentrated in a small number of commercial real estate loans that were individually evaluated, contributing to the increase in specific reserves. Nonaccrual loans over an established threshold are individually evaluated for specific ALLL reserves as discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Commercial Real Estate Portfolio Composition
Our commercial real estate portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our commercial real estate portfolio:
Table 38
Commercial Real Estate Portfolio

dollars in millions	March 31, 2026
	Balance	% to Total Loans and Leases
Multi-family	$5,219	3.5%
Medical office	3,538	2.4
Industrial, including warehouses	3,005	2.0
Data center	2,531	1.7
General office	1,951	1.3
Healthcare	1,825	1.2
Retail	1,573	1.0
Hotel and motel	867	0.6
Other	3,198	2.2
Total	$23,707	15.9%
Evolving macroeconomic and social conditions (including the shift to hybrid work arrangements) may result in changes for general office demand moving forward. Our general office portfolio has experienced more negative credit quality trends relative to our other commercial real estate portfolios. Our general office portfolio is 1.31% of total loans and leases and 8.23% of total commercial real estate at March 31, 2026. Select metrics for our general office portfolio are summarized in the following table:

Table 39
General Office Portfolio

dollars in millions	March 31, 2026
General office as a percentage of total loans and leases	1.31%
General office as a percentage of commercial real estate loans	8.23%
Net charge-offs as a percentage of general office	0.56%
Percentage of general office 30 days or more past due	8.08%
Nonaccrual loans as a percentage of general office	9.25%
ALLL as a percentage of general office	4.52%

Concentration
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to concentration risk. Loan concentration for our commercial and consumer loans is summarized below.

Commercial Loan Concentration

Industry Concentration
The following table summarizes the industry concentration of our commercial loans and leases based the obligors’ industries:

Table 40
Commercial Loans and Leases - Industry

dollars in millions	March 31, 2026		December 31, 2025
Finance and insurance	$39,540	32.4%	$38,417	31.8%
Real estate	17,678	14.5	17,911	14.8
Healthcare	11,196	9.2	11,155	9.2
Information	10,015	8.2	9,699	8.0
Business services	9,584	7.9	9,601	8.0
Transportation, communication, gas, utilities	7,631	6.3	7,567	6.3
Manufacturing	7,134	5.8	7,137	5.9
Retail	4,466	3.7	4,329	3.6
Service industries	4,271	3.5	4,274	3.5
Wholesale	3,622	3.0	3,571	3.0
Other	6,813	5.5	7,073	5.9
Total	$121,950	100.0%	$120,734	100.0%

Loans to non-depository financial institutions (“NDFIs”)
Loans to borrowers in the finance and insurance industry were $39.54 billion or 32.4% of commercial loans and leases at March 31, 2026, compared to $38.42 billion or 31.8% of commercial loans and leases at December 31, 2025. Loans to NDFIs comprised 98.1% of our loans to borrowers in the finance and insurance industry at March 31, 2026. Our NDFI portfolio composition is described below.

As of March 31, 2026, loans to NDFIs were $38.78 billion. Capital call lines comprise $32.27 billion, or 83%, of the NDFI portfolio. The primary source of repayment for capital call lines is the capital commitments of the underlying limited partner (“LP”) investors in funds managed by certain private equity and venture capital firms. Capital calls are contractual obligations of the LPs and are not subject to the performance of the underlying portfolio of investments. Capital call lines are typically governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's LP investors. The credit quality is strong for capital call lines based on the structural protection provided by the funds and the underlying investors. Capital call lines have a significantly lower loss rate relative to our other loan portfolios. As of March 31, 2026, the ALLL was 0.09% of capital call lines, compared to 1.05% of total loans.

The loans to NDFIs that are not capital call lines (the “Other NDFI Portfolios”) have balances totaling $6.51 billion at March 31, 2026, and the largest portfolios are described below:
•The net asset value portfolio ($2.24 billion) consists of: (i) loans to private equity funds collateralized by the funds’ portfolios of direct equity investments in private companies, and (ii) loans to predominantly secondary funds collateralized by the funds’ portfolios of investments in LP interests in private funds and/or co-investment vehicles.
•Leveraged fund lines ($1.4 billion) are lines of credit provided to private credit funds and are collateralized by portfolios of the underlying assets, primarily first lien loans.
•Warehouse lines ($918 million) are asset-based lines of credit that finance cash flows for large pools of assets, such as accounts receivable and loans, that the borrower (or sponsor) typically sell or transfer to special purpose vehicle entities.
•Specialty finance ($617 million) includes asset-based lending facilities to lenders that are primarily investing in first lien senior debt.

The Other NDFI Portfolios are included in commercial and industrial loans and leases. As of March 31, 2026, the ALLL was 1.77% of commercial and industrial loans and leases.

Through our credit risk management practices and our targeted analysis of the NDFI portfolios, we determined that the ALLL was appropriate.

NDFIs could be subject to a less stringent regulatory environment than FDIC-insured depository institutions or BHCs as further discussed in Item 1A. Risk Factors of the 2025 Form 10-K. We strive to mitigate the credit risk of our loans to NDFIs through our underwriting and credit monitoring processes. As discussed above, 83% of our NDFI portfolio at March 31, 2026 is comprised of capital call lines which have strong credit quality based on the structural protection provided by the funds and the underlying investors. Additionally, we establish advance rates (the percentage of the collateral value FCB will lend to the borrower) for loans in the Other NDFI Portfolios commensurate with the risks of the underlying collateral type, structural protection of the funds or investors, diversification of the funds, and financial strength of the borrower (or sponsor).

Real estate secured loans
Our commercial real estate portfolio comprises the vast majority of the real estate industry loans in the table above, which is based on the industry of the obligor. Additionally, we have commercial real estate and owner occupied commercial mortgage loans that are secured by real estate, but are categorized in other industries in the table above. At March 31, 2026, the combined balances of our commercial real estate and owner occupied commercial mortgage loans were $41.21 billion, or 34% of commercial loans and leases, compared to $41.44 billion or 34% at December 31, 2025. We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we prefer financing secured by owner-occupied real property.

Healthcare and information industries
The healthcare and information industries in the table above largely consist of the healthcare, life sciences, and technology sectors, which include clients in our Commercial Finance, Global Fund Banking, and Technology and Healthcare Banking within our Commercial Bank segment. Loans and leases to borrowers in medical, dental or other healthcare fields were $11.20 billion as of March 31, 2026, which represents 9.2% of commercial loans and leases, compared to $11.16 billion or 9.2% of commercial loans and leases at December 31, 2025. Loans and leases to borrowers in the information industry were $10.02 billion as of March 31, 2026, which represents 8.2% of commercial loans and leases, compared to $9.70 billion or 8.0% of commercial loans and leases at December 31, 2025. We actively mitigate credit risk exposure of these industry concentrations through our underwriting policies that emphasize reliance on adequate levels of borrower repayment sources.
Larger Balance Loans
The following table provides a summary of commercial loans by loan size and loan class as of March 31, 2026:

Table 41
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 Million to $30 Million	Greater Than $30 Million	Total Commercial Loans
Commercial and industrial	$16,182	$11,850	$17,721	$45,753
Capital call lines	1,311	3,344	27,619	32,274
Owner occupied commercial mortgage	14,629	2,304	569	17,502
Investor dependent	1,612	748	354	2,714
Commercial real estate	8,370	6,604	8,733	23,707
Total	$42,104	$24,850	$54,996	$121,950

Most of our loans greater than $30 million at March 31, 2026 are capital call lines which are described above in “Risk Management—Credit Risk—Concentration—Loans to non-depository financial institutions (“NDFIs”).”
Geographic Concentrations
The following table summarizes geographic concentrations based on the location of the real estate collateral for owner occupied commercial mortgage and commercial real estate loans, and based on the obligor address for all other commercial loans.

Table 42
Commercial Loans and Leases - Geography

dollars in millions	March 31, 2026		December 31, 2025
State
California	$25,324	20.8%	$26,056	21.6%
New York	12,129	9.9	12,193	10.1
North Carolina	11,258	9.2	11,005	9.1
Texas	9,570	7.9	8,811	7.3
Massachusetts	7,484	6.1	7,325	6.1
Florida	6,259	5.1	6,175	5.1
All other states	46,900	38.5	46,093	38.2
Total U.S.	$118,924	97.5%	$117,658	97.5%
Total international	3,026	2.5	3,076	2.5
Total	$121,950	100.0%	$120,734	100.0%

Consumer Loan Concentration
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% of consumer loans based on customer address:

Table 43
Consumer Loans - Geography

dollars in millions	March 31, 2026		December 31, 2025
State
California	$7,950	29.7%	$8,118	29.8%
North Carolina	6,695	25.0	6,736	24.8
South Carolina	3,471	13.0	3,502	12.9
Massachusetts	1,486	5.6	1,597	5.9
Other states	7,140	26.7	7,243	26.6
Total	$26,742	100.0%	$27,196	100.0%

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to mitigate fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to secured overnight financing rate (“SOFR”), as well as fair value changes of fixed rate long-term debt. Refer to Note 11—Derivative Financial Instruments for further information on our derivative portfolio.
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

Table 44
NII Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	March 31, 2026	December 31, 2025
-200	(12.1)%	(11.3)%
-100	(6.4)	(5.8)
+100	6.7	6.5
+200	14.0	13.6

NII Sensitivity metrics at March 31, 2026, compared to December 31, 2025, were primarily affected by deposit growth, resulting in a higher cash position and compositional changes, partially offset by impacts from increased hedges.

As of March 31, 2026, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. 65.6% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of 35%-40% over the twelve-month forecast horizon, including 50%-55% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in EVE due to changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements, including utilizing a dynamic rate level dependent modeling approach for our deposit attrition assumption. In addition to interest rate changes, other key assumptions used in our EVE Sensitivity simulations include asset prepayments, as well as balance attrition and pricing of non-maturity deposits.

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 45
EVE Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	March 31, 2026	December 31, 2025
-200	7.2%	6.7%
-100	4.4	4.3
+100	(4.3)	(4.2)
+200	(7.8)	(8.2)
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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 46
Loan Maturity Distribution

dollars in millions	At March 31 2026, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial and industrial	$12,831	$27,390	$4,749	$783	$45,753
Capital call lines	31,762	512	—	—	32,274
Owner occupied commercial mortgage	2,115	9,294	5,812	281	17,502
Investor dependent	1,217	1,497	—	—	2,714
Commercial real estate	5,999	13,856	2,660	1,192	23,707
Total commercial	53,924	52,549	13,221	2,256	121,950
Consumer
Residential mortgage	825	2,798	7,774	10,301	21,698
Revolving mortgage	50	183	1,117	1,513	2,863
Consumer auto	335	900	97	—	1,332
Consumer other	199	539	106	5	849
Total consumer	1,409	4,420	9,094	11,819	26,742
Total loans and leases	$55,333	$56,969	$22,315	$14,075	$148,692

As noted above, 65.6% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of March 31, 2026:

Table 47
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial and industrial	$9,945	$22,977
Capital call lines	—	512
Owner occupied commercial mortgage	13,724	1,663
Investor dependent	5	1,492
Commercial real estate	7,897	9,811
Total commercial	31,571	36,455
Consumer
Residential mortgage	8,262	12,611
Revolving mortgage	22	2,791
Consumer auto	997	—
Consumer other	281	369
Total consumer	9,562	15,771
Total loans and leases	$41,133	$52,226
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

Liquidity includes available cash and HQLS. At March 31, 2026 we had $60.72 billion of high-quality liquid assets (25.7% of total assets) and $30.29 billion of contingent liquidity sources available. Some of the more significant changes from December 31, 2025 included higher available cash and HQLS due to balance sheet changes discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Table 48
Liquidity

dollars in millions	March 31, 2026	December 31, 2025
Available cash	$22,142	$19,111
High-quality liquid securities (1)	38,580	36,895
High-quality liquid assets	$60,722	$56,006

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$17,349	$17,775
FRB facility	12,944	12,962
Total contingent sources	$30,293	$30,737
Total liquid assets and contingent sources	$91,015	$86,743
Total uninsured deposits	$65,439	$61,809
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	139%	140%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at March 31, 2026 and December 31, 2025.
(3)    Refer to Table 49 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at March 31, 2026 were $170.84 billion, an increase of $9.26 billion or 6% from $161.58 billion at December 31, 2025.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at March 31, 2026 were $33.96 billion, a decrease of $2.05 billion or 6% from $36.01 billion at December 31, 2025. Refer to details of debt prepayments and issuance in the “Executive Overview—Recent Events” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate.

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

Table 49
FHLB Balances

dollars in millions	March 31, 2026	December 31, 2025
Total borrowing capacity	$18,799	$19,225
Less:
Advances	—	—
Letters of credit (1)	1,450	1,450
Available capacity	$17,349	$17,775
Pledged Non-PCD loans	$31,368	$31,713
(1) Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $12.94 billion on a secured basis at March 31, 2026. Loans pledged are disclosed in Note 5—Loans and Leases. There were no outstanding borrowings with the FRB Discount Window at March 31, 2026 and December 31, 2025.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of March 31, 2026, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 19—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 50
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$13,042	$158	$43	$—	$13,243
Short-term borrowings	170	—	—	—	170
Long-term borrowings (1) (2)	(35)	31,362	501	1,964	33,792
Total contractual obligations	$13,177	$31,520	$544	$1,964	$47,205
Commitments:
Financing commitments	$26,688	$10,430	$8,203	$7,450	$52,771
Letters of credit	2,136	481	169	84	2,870
Deferred purchase agreements	1,584	—	—	—	1,584
Purchase and funding commitments	145	—	—	—	145
Affordable housing partnerships (1)	574	586	27	46	1,233
Total commitments	$31,127	$11,497	$8,399	$7,580	$58,603
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $62 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $11 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 50, we do not have any significant long-term debt obligations due until the Purchase Money Note matures. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. As noted earlier in “Executive Overview—Recent Events,” FCB made prepayments of the Purchase Money Note in the first quarter of 2026 totaling $2.50 billion and previously made a prepayment of $2.49 billion in December 2025. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect monthly prepayments to be at least $500 million throughout 2026. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate.

Refer to the respective “Deposits” and “Borrowings” discussions in the “Balance Sheet Analysis—Interest-bearing Liabilities” section of this MD&A for further details.

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of the 2025 Form 10-K.

Common and Preferred Stock Dividends
During the current quarter, we paid quarterly dividends of $2.10 per share on the Class A common stock and Class B common stock. In April 2026, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $2.10 per common share. The dividends are payable on June 15, 2026 to stockholders of record as of May 29, 2026.

During the current quarter, we paid quarterly dividends on our Series A, Series B, Series C, and Series D Preferred Stock as disclosed in Note 13—Stockholders' Equity. In April 2026, the Board declared dividends on our Series A, Series B, Series C, Series D, and Series E Preferred Stock in accordance with their terms. The dividends are payable on June 15, 2026.

Capital Composition and Ratios
As discussed earlier in the “Executive Overview—Recent Events” section of this MD&A, during the current quarter, we repurchased 449,845 shares of our Class A common stock. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchases of Class A common stock for current quarter monthly repurchase activity.

The following table summarizes the change in outstanding Class A common stock through March 31, 2026. Refer to Note 13—Stockholders' Equity for additional information.

Table 51
Changes in Shares of Class A Common Stock Outstanding

Three Months Ended March 31, 2026
Class A common stock shares outstanding at beginning of period	11,133,974
Shares repurchased under authorized repurchase plan	(449,845)
Class A common stock shares outstanding at end of period	10,684,129

We also had 1,005,185 Class B common stock outstanding at March 31, 2026 and December 31, 2025.

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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in AOCI within stockholders’ equity. These amounts are excluded from the calculation of our regulatory capital ratios under current regulatory guidelines. Refer to details of Basel III proposals in the “Executive Overview—Recent Events” section of this MD&A.

Table 52
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	March 31, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,799	13.51%	$24,945	13.71%
Tier 1 risk-based capital	8.50	8.00	21,634	11.79	21,660	11.91
Common equity Tier 1	7.00	6.50	19,869	10.83	20,285	11.15
Tier 1 leverage ratio	4.00	5.00	21,634	9.30	21,660	9.29

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,892	13.59%	$24,739	13.62%
Tier 1 risk-based capital	8.50	8.00	23,064	12.59	22,796	12.55
Common equity Tier 1	7.00	6.50	23,064	12.59	22,796	12.55
Tier 1 leverage ratio	4.00	5.00	23,064	9.93	22,796	9.79

As of March 31, 2026, BancShares and FCB had total risk-based capital ratio conservation buffers of 5.51% and 5.59%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2025, BancShares and FCB’s total risk-based capital ratio conservation buffers were 5.71% and 5.62%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of March 31, 2026 and December 31, 2025 over the Basel III minimum for the applicable ratio.

Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $6.58 billion while continuing to meet the requirements for well capitalized banks at March 31, 2026. Dividends declared by FCB and paid to the Parent Company amounted to $300 million for the quarter ended March 31, 2026. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are described in Note 1—Significant Accounting Policies and Basis of Presentation in the 2025 Form 10-K.

The ALLL is considered a critical accounting estimate. For more information regarding the ALLL, refer to the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A and Note 6—Allowance for Loan and Lease Losses.

RECENT ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board are not yet effective for BancShares. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for descriptions of ASUs that were adopted as of January 1, 2026.

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

We are currently evaluating the impact of this ASU on our consolidated financial statements. We did not early adopt this ASU on January 1, 2026, but are considering whether we may early adopt on January 1, 2027.
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

Adjusted Rental Income on Operating Lease Equipment for Commercial Bank and Rail Segments

Commercial Bank segment net income, rental income on operating lease equipment, and adjusted rental income on operating lease equipment are utilized to measure profitability. Adjusted rental income on operating lease equipment is a non-GAAP measure calculated as rental income on operating lease equipment less depreciation on operating lease equipment, as well as maintenance and other operating lease expenses, if any. This measure is meaningful because it enables management to monitor the performance and profitability of operating leases after deducting direct expenses.

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 53
Commercial Bank Segment

dollars in millions	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Rental income on operating leases (GAAP)	$55	$55	$56
Less: depreciation on operating lease equipment	43	44	44
Adjusted rental income on operating lease equipment (non-GAAP)	$12	$11	$12

Rail segment net income, rental income on operating lease equipment and adjusted rental income on operating lease equipment are utilized to measure profitability. Adjusted rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. This measure is meaningful because it enables management to monitor the performance and profitability of operating leases after deducting direct expenses. Due to the nature of the Rail segment portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for the Rail segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated adjusted rental income.

Table 54
Rail Segment

dollars in millions	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Rental income on operating leases (GAAP)	$226	$226	$214
Less: depreciation on operating lease equipment	58	58	54
Less: maintenance and other operating lease expenses	65	64	58
Adjusted rental income on operating lease equipment (non-GAAP)	$103	$104	$102

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

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest income on loans and leases to interest income on loans and leases, excluding loan PAA:

Table 55
NII, NIM, and Interest Income on Loans and Leases, Excluding PAA

dollars in millions		Three Months Ended
		March 31, 2026	December 31, 2025	March 31, 2025
NII (GAAP)	a	$1,621	$1,722	$1,663
Loan PAA	b	48	59	84
Other PAA	c	(9)	(10)	(9)
PAA	d = (b+c)	39	49	75
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,582	$1,673	$1,588
Annualized NII	f = a annualized	$6,575	$6,834	$6,744
Annualized NII, excluding PAA (non-GAAP)	g = e annualized	6,416	6,640	6,439
Average interest-earning assets	h	$212,552	$213,294	$206,028
NIM (GAAP)	f/h	3.09%	3.20%	3.26%
NIM, excluding PAA (non-GAAP)	g/h	3.01	3.11	3.12

Interest income on loans and leases (GAAP)		$2,206	$2,290	$2,236
Less: loan PAA	b	48	59	84
Interest income on loans and leases, excluding loan PAA (non-GAAP)		$2,158	$2,231	$2,152

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs, retaliatory tariff measures, trade barriers on trading partners, and supply chain disruptions), political (including impacts of any U.S. government shutdown), geopolitical events (including conflicts or developments in Ukraine, the Middle East, and Latin America), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums, changes in regulatory capital requirements, or limitations on credit card interest rates, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previously completed acquisition transactions, the pending BMO Branch Acquisition, or any future transactions.

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

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements may be included in BancShares’ other filings with the Securities and Exchange Commission.

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

The information required by this Item 3. Quantitative and Qualitative Disclosures about Market Risk is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 1. Financial Statements within Note 11—Derivative Financial Instruments and Note 12—Fair Value of this Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information relating to legal proceedings is set forth in Note 19—Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 1. Financial Statements, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors during 2026 from those reported in our 2025 Form 10-K. For a discussion of the risks and uncertainties that management believes are material to an investment in us, refer to Part I, Item 1A. Risk Factors, of our 2025 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended March 31, 2026. Subsequent to March 31, 2026, BancShares purchased an additional 102,340 shares of Class A common stock through April 30, 2026 under the 2025 SRP.

Table 57
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from January 1 - 31, 2026	139,328	$2,123.69	139,328	$2,515
Repurchases from February 1 - 28, 2026	136,470	2,050.40	136,470	2,235
Repurchases from March 1 - 31, 2026	174,047	1,863.20	174,047	1,911
Total	449,845	$2,000.67	449,845	$1,911

On July 25, 2025, BancShares announced that the Board authorized the 2025 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. Repurchases under the 2025 SRP commenced in September 2025 after the 2024 SRP was completed.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the first quarter of 2026, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
EXHIBIT INDEX

4.1
Deposit Agreement, dated as of February 5, 2026, among the Registrant, Broadridge Corporate Issuer Solutions, LLC, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 5, 2026)

4.2	Form of Depositary Receipt relating to the Registrant's 6.625% Non-Cumulative Perpetual Preferred Stock, Series E (included as Exhibit A in Exhibit 4.1 hereto)
4.3	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
10.1
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, effective January 1, 2026 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2025)

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

Date:	May 8, 2026		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer