Form 10-Q
period 2026-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2026-08-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715

First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principal executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
5.625% Non-Cumulative Perpetual Preferred Stock, Series C	FCNCO	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.625% Non-Cumulative Perpetual Preferred Stock, Series E	FCNCN	Nasdaq Global Select Market
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class A Common Stock—10,287,935 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of August 3, 2026)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	LGD	Loss Given Default
ALLL	Allowance for Loan and Lease Losses	LOCOM	Lower of Cost or Fair Value
AOCI	Accumulated Other Comprehensive Income	LP	Limited Partner
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis
ASU	Accounting Standards Update	MSRs	Mortgage Servicing Rights
BHC	Bank Holding Company	NDFI	Non-Depository Financial Institution
bp or bps	Basis point(s); 1 bp = 0.01%	NII	Net Interest Income
CET1	Common Equity Tier 1 Risk-based Capital	NII Sensitivity	Net Interest Income Sensitivity
DPA	Deferred Purchase Agreement	NIM	Net Interest Margin
DTAs	Deferred Tax Assets	OREO	Other Real Estate Owned
ETR	Effective Income Tax Rate	PAA	Purchase Accounting Accretion or Amortization
EVE Sensitivity	Economic Value of Equity Sensitivity	PAM	Proportional Amortization Method
FCB	First-Citizens Bank & Trust Company	PCA	Prompt Corrective Action
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased Credit Deteriorated
Federal Reserve	Board of Governors of the Federal Reserve System	PD	Probability of Obligor Default
FHLB	Federal Home Loan Bank	PSL	Purchased Seasoned Loan
FRB	Federal Reserve Bank	ROU	Right of Use
GAAP	United States Generally Accepted Accounting Principles	SBA	Small Business Administration
GDP	Gross Domestic Product	SOFR	Secured Overnight Financing Rate
HLBVM	Hypothetical Liquidation at Book Value Method	SRP	Share Repurchase Program
HPI	Home Price Index	UPB	Unpaid Principal Balance
HQLS	High-Quality Liquid Securities	VIE	Variable Interest Entity
ISDA	International Swaps and Derivatives Association

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,519	$801
Interest-earning deposits at banks	21,132	19,801
Securities purchased under agreements to resell	737	232
Investment in marketable equity securities (cost of $95 at June 30, 2026 and $83 at December 31, 2025)	156	127
Investment securities available for sale (cost of $34,510 at June 30, 2026 and $31,952 at December 31, 2025)	33,983	31,790
Investment securities held to maturity (fair value of $8,214 at June 30, 2026 and $8,491 at December 31, 2025)	9,418	9,647
Assets held for sale	93	804
Loans and leases	151,034	147,930
Allowance for loan and lease losses	(1,484)	(1,566)
Loans and leases, net of allowance for loan and lease losses	149,550	146,364
Operating lease equipment, net	9,755	9,621
Premises and equipment, net	2,523	2,447
Goodwill	346	346
Other intangible assets, net	171	195
Other assets	7,459	7,523
Total assets	$236,842	$229,698
Liabilities
Deposits:
Noninterest-bearing	$42,475	$40,653
Interest-bearing	130,952	120,925
Total deposits	173,427	161,578
Credit balances of factoring clients	1,339	1,148
Borrowings:
Short-term borrowings	152	224
Long-term borrowings	32,036	35,784
Total borrowings	32,188	36,008
Other liabilities	7,988	8,726
Total liabilities	214,942	207,460
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at June 30, 2026 and December 31, 2025)	1,765	1,375
Common stock:
Class A - $1 par value (32,000,000 shares authorized at June 30, 2026 and December 31, 2025; 10,385,222 and 11,133,974 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	10	11
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at June 30, 2026 and December 31, 2025)	1	1
Retained earnings	20,354	20,768
Accumulated other comprehensive (loss) income	(230)	83
Total stockholders’ equity	21,900	22,238
Total liabilities and stockholders’ equity	$236,842	$229,698
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2026	2025	2026	2025
Interest income
Loans and leases	$2,253	$2,270	$4,459	$4,506
Investment securities	401	419	785	833
Deposits at banks	197	256	393	501
Total interest income	2,851	2,945	5,637	5,840
Interest expense
Deposits	881	894	1,714	1,787
Borrowings	314	356	646	695
Total interest expense	1,195	1,250	2,360	2,482
Net interest income	1,656	1,695	3,277	3,358
(Benefit) provision for credit losses	(10)	115	62	269
Net interest income after provision for credit losses	1,666	1,580	3,215	3,089
Noninterest income
Rental income on operating lease equipment	280	272	561	542
Lending-related fees	73	69	142	135
Deposit fees and service charges	74	59	144	117
Client investment fees	59	52	112	105
Wealth management services	62	55	121	111
International fees	36	33	71	65
Factoring commissions	18	18	35	35
Cardholder services, net	38	41	76	82
Merchant services, net	13	13	26	27
Insurance commissions	13	14	26	28
Fair value adjustment on marketable equity securities, net	15	2	18	(3)
Gain on sale of leasing equipment, net	14	8	25	13
Loss on extinguishment of debt	(7)	—	(15)	—
Other noninterest income	88	42	126	56
Total noninterest income	776	678	1,468	1,313
Noninterest expense
Depreciation on operating lease equipment	101	100	202	198
Maintenance and other operating lease expenses	67	55	132	113
Personnel cost	844	810	1,713	1,628
Net occupancy expense	59	61	119	119
Equipment expense	141	131	277	267
Professional fees	26	30	50	55
Third-party processing fees	100	63	193	126
FDIC insurance expense	39	38	77	76
Marketing expense	45	32	75	64
Acquisition-related expenses	8	38	13	80
Intangible asset amortization	11	13	24	28
Other noninterest expense	110	129	212	239
Total noninterest expense	1,551	1,500	3,087	2,993
Income before income taxes	891	758	1,596	1,409
Income tax expense	219	183	390	351
Net income	$672	$575	$1,206	$1,058
Preferred stock dividends	32	14	58	29
Net income available to common stockholders	$640	$561	$1,148	$1,029
Earnings per common share
Basic and diluted	$55.52	$42.36	$97.95	$76.73
Weighted average common shares outstanding
Basic and diluted	11,535,792	13,237,226	11,729,271	13,405,295
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2026	2025	2026	2025
Net income	$672	$575	$1,206	$1,058
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on securities available for sale	(133)	89	(272)	328
Net change in defined benefit pension items	(3)	(3)	(5)	(3)
Net unrealized (loss) gain on cash flow hedge derivatives	(22)	(1)	(36)	6
Other comprehensive (loss) income, net of tax	$(158)	$85	$(313)	$331
Total comprehensive income	$514	$660	$893	$1,389
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at March 31, 2026	$1,765	$11	$1	$—	$20,343	$(72)	$22,048
Net income	—	—	—	—	672	—	672
Other comprehensive loss, net of tax	—	—	—	—	—	(158)	(158)
Repurchased 298,907 shares of Class A common stock	—	(1)	—	—	(606)	—	(607)
Cash dividends declared ($2.10 per common share):
Class A common stock	—	—	—	—	(21)	—	(21)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(6)	—	(6)
Series C	—	—	—	—	(3)	—	(3)
Series D	—	—	—	—	(9)	—	(9)
Series E	—	—	—	—	(10)	—	(10)
Balance at June 30, 2026	$1,765	$10	$1	$—	$20,354	$(230)	$21,900

Balance at March 31, 2025	$881	$12	$1	$1,798	$19,802	$(199)	$22,295
Net income	—	—	—	—	575	—	575
Other comprehensive income, net of tax	—	—	—	—	—	85	85
Repurchased 338,959 shares of Class A common stock	—	—	—	(619)	—	—	(619)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(24)	—	(24)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296

	Six Months Ended
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2025	$1,375	$11	$1	$—	$20,768	$83	$22,238
Net income	—	—	—	—	1,206	—	1,206
Other comprehensive loss, net of tax	—	—	—	—	—	(313)	(313)
Issuance of Series E preferred stock	390	—	—	—	—	—	390
Repurchased 748,752 shares of Class A common stock	—	(1)	—	—	(1,514)	—	(1,515)
Cash dividends declared ($4.20 per common share):
Class A common stock	—	—	—	—	(44)	—	(44)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(13)	—	(13)
Series C	—	—	—	—	(6)	—	(6)
Series D	—	—	—	—	(20)	—	(20)
Series E	—	—	—	—	(10)	—	(10)
Balance at June 30, 2026	$1,765	$10	$1	$—	$20,354	$(230)	$21,900

Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	1,058	—	1,058
Other comprehensive income, net of tax	—	—	—	—	—	331	331
Repurchased 641,642 shares of Class A common stock	—	(1)	—	(1,238)	—	—	(1,239)
Cash dividends declared ($3.90 per common share):
Class A common stock	—	—	—	—	(49)	—	(49)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,206	$1,058
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	62	269
Deferred tax expense (benefit)	79	(74)
Depreciation, amortization, and accretion, net	336	193
Fair value adjustment on marketable equity securities, net	(18)	3
Gain on sale of loans, net	(8)	(4)
Gain on sale of operating lease equipment, net	(25)	(13)
(Gain) loss on other real estate owned, net	(2)	7
Loss on extinguishment of debt	15	—
Origination of loans held for sale	(681)	(678)
Proceeds from sale of loans held for sale	911	771
Impairment of premises and equipment and other assets	1	5
Net change in other assets	(183)	(241)
Net change in other liabilities	(447)	(290)
Other operating activities	(31)	(49)
Net cash provided by operating activities	1,215	957
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-earning deposits at banks	(1,331)	(4,820)
Purchases of investment securities available for sale	(8,685)	(2,910)
Proceeds from maturities of investment securities available for sale	2,806	2,972
Proceeds from sales of investment securities available for sale	3,427	1,196
Purchases of investment securities held to maturity	(100)	(218)
Proceeds from maturities of investment securities held to maturity	341	282
Net increase in securities purchased under agreements to resell	(505)	(142)
Net increase in loans	(3,968)	(1,320)
Proceeds from sales of loans	1,265	146
Net increase in credit balances of factoring clients	181	127
Purchases of operating lease equipment	(382)	(385)
Proceeds from sales of operating lease equipment	146	124
Purchases of premises and equipment	(243)	(229)
Proceeds from sales of other real estate owned	26	10
Other investing activities	(267)	(272)
Net cash used in investing activities	(7,289)	(5,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	3,891	(2,010)
Net increase in demand and other interest-bearing deposits	7,955	6,885
Net (decrease) increase in securities sold under agreements to repurchase	(72)	104
Repayment of long-term borrowings	(5,005)	(352)
Net proceeds from issuance of long-term borrowings	1,244	1,242
Issuance of Series E preferred stock	390	—
Repurchase of Class A common stock	(1,505)	(1,231)
Cash dividends paid	(106)	(82)
Other financing activities	—	1
Net cash provided by financing activities	6,792	4,557
Change in cash and due from banks	718	75
Cash and due from banks at beginning of period	801	814
Cash and due from banks at end of period	$1,519	$889

	Six Months Ended June 30,
dollars in millions	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,263	$2,422
Income taxes	168	171
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	15	54
Transfer of assets from held for investment to held for sale	862	286
Transfer of assets from held for sale to held for investment	55	—
Retained interests in a securitization	18	—
Commitments extended during the period on affordable housing investment credits	32	197
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

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2025 Form 10-K. There were no material changes to these policies during the six months ended June 30, 2026, other than as described below:

Loan Sales and Securitizations
We periodically sell loans, or transfer loans in securitizations. We recognize the sale or transfer of loans when they are legally isolated from our creditors and the other appropriate accounting criteria are met, including the requirements of Accounting Standards Codification (“ASC”) 860, Transfers and Servicing.

In a securitization, financial assets are transferred into special purpose trusts or entities which could be VIEs. BancShares evaluates whether it will consolidate any VIEs in accordance with ASC 810, Consolidation, which includes an assessment of whether BancShares is the primary beneficiary because it has the power to direct activities that most significantly impact the economic performance of the VIE (“Significant VIE Power”), and bears the obligation to absorb losses of, or holds the right to receive benefits from the VIE that could be potentially significant to the VIE (“Significant VIE Exposure”). If BancShares does not consolidate the purchaser of the loans or the transferee, the loans are removed from the Consolidated Balance Sheets and a gain or loss is recognized in the Consolidated Statements of Income when the sale or securitization transaction is completed. Refer to Note 9—Variable Interest Entities for further discussion.

We may retain the servicing for loans sold, or loans transferred in a securitization. We recognize the servicing assets as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K.

We may retain a portion of the debt securities issued in a securitization (“Retained Interests”). Retained Interests with high credit quality (i.e. generally a credit rating equivalent of AAA or AA) are accounted for in accordance with ASC 320, Investments—Debt Securities as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K. Interest income is recognized based on contractual terms. When changes in prepayments occur, a cumulative catch-up adjustment is recognized in current period earnings for the difference between interest income previously recognized and the amount that would have been recognized under the updated yield since inception. The effective yield is not prospectively adjusted.

Retained Interests that are not of high credit quality are subject to ASC 320, Investments—Debt Securities and ASC 325-40, Beneficial Interests in Securitized Financial Assets. Interest income is recognized based on expected cash flows. Changes in expected prepayments and other noncredit-related cash flows are recognized through prospective yield adjustments. Increases in expected credit losses are recognized through the provision for credit losses with a corresponding increase to the allowance for credit losses (“ACL”). For available for sale Retained Interests, the ACL is limited to the amount by which amortized cost exceeds fair value. Accordingly, any portion of a credit-related decline in expected cash flows that cannot be recognized through the ACL is reflected prospectively as a reduction in yield. Decreases in expected credit losses are recognized through reductions in the ACL and provision for credit losses, not to exceed the amount of the previously recorded ACL, and any further credit-related improvement in expected cash flows increases the prospective yield.

Refer to Note 3—Investment Securities for further discussion.

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

We early adopted this ASU as of January 1, 2026 (the “Adoption Date”) on a prospective basis. For PSLs acquired on or after the Adoption Date, this ASU could reduce the Day 2 Provision for Loan and Lease Losses, and the subsequent credit-related loan purchase accounting accretion or amortization that was prevalent for Non-PCD loans acquired prior to the Adoption Date. This ASU did not have a material impact on our consolidated financial statements or related disclosures for the six month period ended June 30, 2026.

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

NOTE 2 — BUSINESS COMBINATIONS

Pending Branch Acquisition
On October 16, 2025, FCB announced that it had entered into an agreement to acquire 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). We expect to assume approximately $5.3 billion in deposits and acquire approximately $700 million in loans. We expect the transaction to be completed during the third quarter of 2026.

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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	June 30, 2026				December 31, 2025
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$13,365	$6	$(51)	$13,320	$10,624	$50	$(1)	$10,673
Government agency	34	—	(1)	33	44	—	(1)	43
Residential mortgage-backed securities	17,804	71	(375)	17,500	17,683	263	(323)	17,623
Commercial mortgage-backed securities	3,145	7	(180)	2,972	3,444	28	(173)	3,299
Corporate bonds	132	—	(4)	128	145	—	(5)	140
Municipal bonds	12	—	—	12	12	—	—	12
Other	18	—	—	18	—	—	—	—
Total investment securities available for sale	$34,510	$84	$(611)	$33,983	$31,952	$341	$(503)	$31,790
Investment in marketable equity securities	$95	$62	$(1)	$156	$83	$44	$—	$127
Investment securities held to maturity
U.S. Treasury	$390	$—	$(14)	$376	$388	$—	$(15)	$373
Government agency	1,190	—	(55)	1,135	1,225	—	(55)	1,170
Residential mortgage-backed securities	4,311	17	(498)	3,830	4,450	32	(490)	3,992
Commercial mortgage-backed securities	3,279	—	(633)	2,646	3,337	—	(608)	2,729
Supranational securities	247	—	(21)	226	246	—	(20)	226
Other	1	—	—	1	1	—	—	1
Total investment securities held to maturity	$9,418	$17	$(1,221)	$8,214	$9,647	$32	$(1,188)	$8,491
Total investment securities	$44,023	$163	$(1,833)	$42,353	$41,682	$417	$(1,691)	$40,408

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

The Retained SBA Notes (as defined in Note 9—Variable Interest Entities) totaling $18 million are reported in other investment securities available for sale and include $14 million with a credit rating equivalent of AAA or AA. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for discussion of the accounting policies for Retained Interests. Other investment securities held to maturity include certificates of deposit with financial institutions.

BancShares initially held approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (“Visa Class B common stock”). Effective January 24, 2024, all outstanding shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock (“Visa Class B-1 common stock”) pursuant to Visa’s eighth amended and restated certificate of incorporation. BancShares currently holds approximately 354,000 shares of Visa Class B-1 common stock. Until the resolution of certain litigation, at which time the Visa Class B-1 common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B-1 common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B-1 common stock or certain new denominations of Visa’s former Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares has elected not to participate in any exchange offers pertaining to its shares of Visa Class B-1 common stock, including the exchange offer Visa commenced on April 13, 2026. BancShares continues to monitor the trading activity in Visa Class B-1 common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B-1 common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At June 30, 2026, accrued interest receivable for available for sale and held to maturity debt securities was $177 million and $19 million, respectively. At December 31, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $157 million and $20 million, respectively. During the three months ended June 30, 2026 and 2025, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2026 or December 31, 2025.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Residential and commercial mortgage-backed, government agency, and other investment securities are stated separately as they are not due at a single maturity date.

Maturities

dollars in millions	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$4,486	$4,489	$4,893	$4,914
After one through five years	8,995	8,945	5,853	5,879
After five through 10 years	16	14	23	20
After 10 years	12	12	12	12
Government agency	34	33	44	43
Residential mortgage-backed securities	17,804	17,500	17,683	17,623
Commercial mortgage-backed securities	3,145	2,972	3,444	3,299
Other	18	18	—	—
Total investment securities available for sale	$34,510	$33,983	$31,952	$31,790
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$452	$446	$307	$303
After one through five years	1,376	1,292	1,434	1,360
After five through 10 years	—	—	119	107
Residential mortgage-backed securities	4,311	3,830	4,450	3,992
Commercial mortgage-backed securities	3,279	2,646	3,337	2,729
Total investment securities held to maturity	$9,418	$8,214	$9,647	$8,491

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income - taxable investment securities (1)	$401	$418	$784	$831
Dividend income - marketable equity securities	—	1	1	2
Interest on investment securities	$401	$419	$785	$833
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain (Loss) on Sale of Investment Securities, Net

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gain on sale of investment securities available for sale	$12	$—	$12	$1
Gross realized loss on sale of investment securities available for sale	(12)	—	(12)	(2)
Net realized gain (loss) on sale of investment securities available for sale	—	—	—	(1)
Net realized gain on sale of marketable equity securities	—	—	—	1
Realized gain (loss) on sale of investment securities, net	$—	$—	$—	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Investment Securities Available For Sale

dollars in millions	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$9,139	$(51)	$—	$—	$9,139	$(51)
Government agency	—	—	33	(1)	33	(1)
Residential mortgage-backed securities	6,898	(49)	2,858	(326)	9,756	(375)
Commercial mortgage-backed securities	665	(3)	1,000	(177)	1,665	(180)
Corporate bonds	8	—	112	(4)	120	(4)
Total	$16,710	$(103)	$4,003	$(508)	$20,713	$(611)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$859	$(1)	$—	$—	$859	$(1)
Government agency	—	—	43	(1)	43	(1)
Residential mortgage-backed securities	815	(2)	3,292	(321)	4,107	(323)
Commercial mortgage-backed securities	48	—	1,129	(173)	1,177	(173)
Corporate bonds	—	—	123	(5)	123	(5)
Total	$1,722	$(3)	$4,587	$(500)	$6,309	$(503)

As of June 30, 2026, there were 292 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 277 were government sponsored enterprise-issued mortgage-backed securities including GNMA, FHLMC and FNMA, or government agency securities, and the remaining 15 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2026, no ACL was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no ACL was required for investment securities available for sale as of June 30, 2026. We reviewed the underlying credit exposures related to the Retained SBA Notes and determined no ACL was required as of June 30, 2026.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities including GNMA, FHLMC and FNMA, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no ACL was required for debt securities held to maturity as of June 30, 2026.

There were no debt securities on nonaccrual status as of June 30, 2026 or December 31, 2025.

Investment securities having an aggregate carrying value of $3.73 billion at June 30, 2026, and $3.89 billion at December 31, 2025, were pledged as collateral to secure public funds on deposit, the Purchase Money Note, certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, investments in qualified affordable housing projects that are accounted for under the proportional amortization method (the “PAM”), and renewable energy tax credit investments that utilize the hypothetical liquidation at book value method (“HLBVM”). Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for descriptions of the accounting methodologies.

NOTE 4 — ASSETS HELD FOR SALE

The composition of assets held for sale is summarized in the following table.

dollars in millions	June 30, 2026	December 31, 2025
Loans and leases:
Commercial (1)	$34	$18
Consumer	56	781
Loans and leases	90	799
Operating lease equipment	3	5
Total assets held for sale	$93	$804
(1) There were nonaccrual loans held for sale of $0 at June 30, 2026 and $10 million at December 31, 2025.

In March 2026, FCB management committed to a plan to sell SBA commercial loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost. In June 2026, all of the SBA commercial loans held for sale totaling $363 million in amortized cost were sold in the SBA Securitization (as defined in Note 9—Variable Interest Entities) and BancShares recognized a gain of $3 million.

Consumer loans held for sale at June 30, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell. Additionally, consumer loans held for sale at December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost. In April 2026, these residential mortgage loans held for sale totaling $644 million in amortized cost were sold and BancShares recognized a gain of $1 million.

NOTE 5 — LOANS AND LEASES

Loans held for sale are excluded from loans and leases on the Consolidated Balance Sheets and are included in Note 4—Assets Held for Sale. Finance leases for which we are the lessor are included in the commercial and industrial loan class in the following tables. Refer to Note 7—Leases for further information on leases.

The following table summarizes loans by class:

Loans by Class

dollars in millions	June 30, 2026	December 31, 2025
Commercial
Commercial and industrial	$46,574	$44,721
Capital call lines	34,203	31,791
Owner occupied commercial mortgage	17,904	17,660
Investor dependent	2,624	2,778
Commercial real estate	23,233	23,784
Total commercial	124,538	120,734
Consumer
Residential mortgage	21,566	21,861
Revolving mortgage	2,868	2,863
Auto	1,261	1,416
Other consumer	801	1,056
Total consumer	26,496	27,196
Total loans and leases	$151,034	$147,930

At June 30, 2026 and December 31, 2025, accrued interest receivable on loans included in other assets was $646 million and $635 million, respectively, and was excluded from the estimate of the ALLL.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $55 million and $103 million for the three and six months ended June 30, 2026, including $1 million and $2 million for unfunded commitments, respectively. Discount accretion income was $75 million and $159 million for the three and six months ended June 30, 2025, including $4 million and $12 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	June 30, 2026	December 31, 2025
Deferred fees, including unamortized costs and unearned fees on Non-PCD loans	$(103)	$(103)

Net unamortized discount on acquired loans
Non-PCD	$1,185	$1,281
PCD	36	45
Total net unamortized discount	$1,221	$1,326

The aging and nonaccrual status of the outstanding loans and leases by class at June 30, 2026 and December 31, 2025 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1)

dollars in millions	June 30, 2026
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$139	$65	$37	$241	$45,835	$46,076	$498	$46,574
Capital call lines	—	—	—	—	34,203	34,203	—	34,203
Owner occupied commercial mortgage	71	14	14	99	17,652	17,751	153	17,904
Investor dependent	2	3	—	5	2,578	2,583	41	2,624
Commercial real estate	26	2	197	225	22,496	22,721	512	23,233
Total commercial	238	84	248	570	122,764	123,334	1,204	124,538
Consumer
Residential mortgage	129	26	7	162	21,208	21,370	196	21,566
Revolving mortgage	25	3	—	28	2,805	2,833	35	2,868
Auto	11	2	—	13	1,238	1,251	10	1,261
Other consumer	5	2	1	8	792	800	1	801
Total consumer	170	33	8	211	26,043	26,254	242	26,496
Total loans and leases	$408	$117	$256	$781	$148,807	$149,588	$1,446	$151,034

	December 31, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$232	$56	$63	$351	$43,914	$44,265	$456	$44,721
Capital call lines	—	—	—	—	31,791	31,791	—	31,791
Owner occupied commercial mortgage	78	19	1	98	17,403	17,501	159	17,660
Investor dependent	11	1	—	12	2,717	2,729	49	2,778
Commercial real estate	221	31	171	423	22,943	23,366	418	23,784
Total commercial	542	107	235	884	118,768	119,652	1,082	120,734
Consumer
Residential mortgage	168	42	7	217	21,465	21,682	179	21,861
Revolving mortgage	25	4	—	29	2,799	2,828	35	2,863
Auto	15	3	—	18	1,389	1,407	9	1,416
Other consumer	5	3	2	10	1,044	1,054	2	1,056
Total consumer	213	52	9	274	26,697	26,971	225	27,196
Total loans and leases	$755	$159	$244	$1,158	$145,465	$146,623	$1,307	$147,930
(1)    Accrued interest that was deducted from interest income when the loan was moved to nonaccrual status was $9 million for the six months ended June 30, 2026 and $10 million for the six months ended June 30, 2025.
(2)    Nonaccrual loans for which there was no related ALLL totaled $374 million at June 30, 2026 and $415 million at December 31, 2025. Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for discussion of loans individually evaluated to determine the ALLL.

Other real estate owned (“OREO”) and repossessed assets were $116 million as of June 30, 2026 and $124 million as of December 31, 2025.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2026 and December 31, 2025, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

June 30, 2026
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial and industrial
Pass	$8,427	$9,973	$5,984	$2,921	$2,039	$2,440	$11,240	$125	$43,149
Special Mention	111	171	274	55	82	123	166	—	982
Substandard	138	412	342	169	371	305	325	8	2,070
Doubtful	60	24	16	21	44	15	40	—	220
Ungraded	—	—	—	—	—	—	153	—	153
Total commercial and industrial	8,736	10,580	6,616	3,166	2,536	2,883	11,924	133	46,574
Capital call lines
Pass	—	—	—	—	—	—	34,137	66	34,203
Total capital call lines	—	—	—	—	—	—	34,137	66	34,203
Owner occupied commercial mortgage
Pass	1,585	2,615	2,568	1,995	2,297	5,618	274	28	16,980
Special Mention	20	11	40	29	66	59	1	—	226
Substandard	19	35	89	136	154	253	11	1	698
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,624	2,661	2,697	2,160	2,517	5,930	286	29	17,904
Investor dependent
Pass	378	871	401	32	50	—	308	—	2,040
Special Mention	2	33	20	18	—	—	18	—	91
Substandard	—	164	184	52	1	2	52	—	455
Doubtful	7	21	4	4	—	—	2	—	38
Total Investor dependent	387	1,089	609	106	51	2	380	—	2,624
Commercial real estate
Pass	2,640	4,444	4,252	3,387	2,501	3,587	864	—	21,675
Special Mention	50	134	37	40	28	5	—	—	294
Substandard	236	422	73	186	92	178	1	—	1,188
Doubtful	12	12	21	4	17	9	—	—	75
Ungraded	1	—	—	—	—	—	—	—	1
Total commercial real estate	2,939	5,012	4,383	3,617	2,638	3,779	865	—	23,233
Total commercial
Pass	13,030	17,903	13,205	8,335	6,887	11,645	46,823	219	118,047
Special Mention	183	349	371	142	176	187	185	—	1,593
Substandard	393	1,033	688	543	618	738	389	9	4,411
Doubtful	79	57	41	29	61	24	42	—	333
Ungraded	1	—	—	—	—	—	153	—	154
Total commercial	$13,686	$19,342	$14,305	$9,049	$7,742	$12,594	$47,592	$228	$124,538

Consumer Loans - Delinquency Status by Class

June 30, 2026
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Residential mortgage
Current	$948	$1,512	$1,546	$2,301	$4,581	$10,368	$4	$—	$21,260
30-59 days	3	3	6	12	26	94	—	—	144
60-89 days	—	—	2	4	7	25	—	—	38
90 days or greater	—	3	5	11	18	87	—	—	124
Total residential mortgage	951	1,518	1,559	2,328	4,632	10,574	4	—	21,566
Revolving mortgage
Current	—	—	—	—	—	—	2,672	144	2,816
30-59 days	—	—	—	—	—	—	21	8	29
60-89 days	—	—	—	—	—	—	—	4	4
90 days or greater	—	—	—	—	—	—	3	16	19
Total revolving mortgage	—	—	—	—	—	—	2,696	172	2,868
Auto
Current	193	392	315	162	113	66	—	—	1,241
30-59 days	—	2	4	3	2	2	—	—	13
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	193	396	321	167	116	68	—	—	1,261
Other consumer
Current	103	149	64	44	39	13	380	—	792
30-59 days	—	1	—	—	—	—	4	—	5
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	—	2	—	2
Total consumer other	103	150	64	44	39	13	388	—	801
Total consumer	$1,247	$2,064	$1,944	$2,539	$4,787	$10,655	$3,088	$172	$26,496

The following tables represent current credit quality indicators by origination year as of December 31, 2025:

Commercial Loans - Risk Classifications by Class

December 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial and industrial
Pass	$13,484	$7,906	$3,552	$2,963	$1,428	$1,539	$10,143	$76	$41,091
Special Mention	213	264	113	97	143	60	181	—	1,071
Substandard	451	296	215	475	347	65	416	5	2,270
Doubtful	18	24	27	35	10	—	32	—	146
Ungraded	—	—	—	—	—	—	143	—	143
Total Commercial and industrial	14,166	8,490	3,907	3,570	1,928	1,664	10,915	81	44,721
Capital call lines
Pass	—	—	—	—	—	—	31,758	33	31,791
Total capital call lines	—	—	—	—	—	—	31,758	33	31,791
Owner occupied commercial mortgage
Pass	2,816	2,739	2,177	2,430	2,290	3,954	248	28	16,682
Special Mention	26	34	49	78	24	27	2	—	240
Substandard	41	55	128	179	88	222	8	3	724
Doubtful	—	4	10	—	—	—	—	—	14
Total owner occupied commercial mortgage	2,883	2,832	2,364	2,687	2,402	4,203	258	31	17,660
Investor dependent
Pass	981	648	110	67	—	—	326	—	2,132
Special Mention	29	78	1	19	—	—	19	—	146
Substandard	104	164	117	14	4	—	50	—	453
Doubtful	13	11	16	5	—	—	2	—	47
Total investor dependent	1,127	901	244	105	4	—	397	—	2,778
Commercial real estate
Pass	5,005	4,720	4,512	2,791	1,614	2,631	732	—	22,005
Special Mention	202	19	139	25	2	31	—	—	418
Substandard	409	249	221	145	70	193	1	—	1,288
Doubtful	29	3	—	18	1	22	—	—	73
Total commercial real estate	5,645	4,991	4,872	2,979	1,687	2,877	733	—	23,784
Total commercial
Pass	22,286	16,013	10,351	8,251	5,332	8,124	43,207	137	113,701
Special Mention	470	395	302	219	169	118	202	—	1,875
Substandard	1,005	764	681	813	509	480	475	8	4,735
Doubtful	60	42	53	58	11	22	34	—	280
Ungraded	—	—	—	—	—	—	143	—	143
Total commercial	$23,821	$17,214	$11,387	$9,341	$6,021	$8,744	$44,061	$145	$120,734

Consumer Loans - Delinquency Status by Class

December 31, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$1,601	$1,609	$2,512	$4,783	$4,715	$6,295	$2	$—	$21,517
30-59 days	3	4	12	32	32	94	2	—	179
60-89 days	—	1	3	9	3	38	—	—	54
90 days or greater	1	5	6	10	7	82	—	—	111
Total residential mortgage	1,605	1,619	2,533	4,834	4,757	6,509	4	—	21,861
Revolving mortgage
Current	—	—	—	—	—	—	2,686	125	2,811
30-59 days	—	—	—	—	—	—	20	9	29
60-89 days	—	—	—	—	—	—	—	6	6
90 days or greater	—	—	—	—	—	—	3	14	17
Total revolving mortgage	—	—	—	—	—	—	2,709	154	2,863
Auto
Current	504	405	217	157	77	33	—	—	1,393
30-59 days	3	4	3	3	2	1	—	—	16
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	507	411	222	162	80	34	—	—	1,416
Other consumer
Current	176	100	65	53	15	6	630	—	1,045
30-59 days	1	1	—	—	—	—	4	—	6
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	1	—	—	—	—	—	2	—	3
Total consumer other	178	101	65	53	15	6	638	—	1,056
Total consumer	$2,290	$2,131	$2,820	$5,049	$4,852	$6,549	$3,351	$154	$27,196

Gross Charge-offs

Gross charge-off disclosures by origination year and loan class are summarized in the following tables:

Six Months Ended June 30, 2026
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial
Commercial and industrial	$2	$15	$27	$13	$35	$7	$68	$1	$168
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	1	4	—	—	—	—	—	5
Investor dependent	—	7	9	3	6	2	2	—	29
Commercial real estate	20	8	—	—	—	15	—	—	43
Total commercial	22	31	40	16	41	24	70	1	245
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	1	1	1	1	—	—	—	4
Other consumer	—	1	1	1	—	—	9	—	12
Total consumer	—	2	2	2	1	1	9	—	17
Total loans and leases	$22	$33	$42	$18	$42	$25	$79	$1	$262

Six Months Ended June 30, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Commercial and industrial	$16	$13	$34	$35	$8	$5	$56	$1	$168
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	—	—	—	—	1	—	—	1
Investor dependent	—	6	23	26	6	4	3	—	68
Commercial real estate	—	23	2	17	—	17	—	—	59
Total commercial	16	42	59	78	14	27	59	1	296
Consumer
Residential mortgage	—	—	—	—	—	—	—	—	—
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	1	1	1	—	—	—	—	3
Other consumer	—	1	1	1	—	—	9	—	12
Total consumer	—	2	2	2	—	—	9	—	15
Total loans and leases	$16	$44	$61	$80	$14	$27	$68	$1	$311

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

Amortized Cost of Loans Modified during the three months ended June 30, 2026

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$167	$49	$—	$1	$20	$—	$237	0.51%
Owner occupied commercial mortgage	5	3	—	—	1	2	11	0.06
Investor dependent	3	24	—	—	—	—	27	1.05
Commercial real estate	69	—	115	—	—	7	191	0.82
Total commercial	244	76	115	1	21	9	466	0.37
Consumer
Residential mortgage	2	—	1	—	—	—	3	0.01
Revolving mortgage	1	—	—	—	—	—	1	0.02
Auto	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	0.01
Total consumer	3	—	1	—	—	—	4	0.01
Total loans and leases	$247	$76	$116	$1	$21	$9	$470	0.31%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $7 million of commercial real estate loans modified with a term extension, interest rate reduction, and payment delay, as well as $2 million of owner occupied commercial mortgage loans modified with a payment delay and interest rate reduction.

Amortized Cost of Loans Modified during the three months ended June 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$23	$60	$—	$2	$10	$5	$100	0.23%
Owner occupied commercial mortgage	2	2	—	29	7	—	40	0.24
Investor dependent	7	28	—	—	—	—	35	1.27
Commercial real estate	84	—	—	64	10	—	158	0.67
Total commercial	116	90	—	95	27	5	333	0.29
Consumer
Residential mortgage	5	—	3	1	24	—	33	0.14
Revolving mortgage	1	—	—	—	—	—	1	0.03
Auto	—	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	—	0.01
Total consumer	6	—	3	1	24	—	34	0.12
Total loans and leases	$122	$90	$3	$96	$51	$5	$367	0.26%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $5 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Financial Effects of Loan Modifications made during the three months ended June 30, 2026

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	32	2.61%	12
Owner occupied commercial mortgage	11	1.95	8
Investor dependent	6	—	6
Commercial real estate	5	1.50	9
Total commercial	24	1.52	10
Consumer
Residential mortgage	20	1.87	—
Revolving mortgage	51	5.49	—
Auto	27	0.75	—
Other consumer	—	8.45	—
Total consumer	27	2.23	—
Total loans and leases	24	1.52%	10

Financial Effects of Loan Modifications made during the three months ended June 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	13	1.06%	15
Owner occupied commercial mortgage	12	1.93	5
Investor dependent	6	—	5
Commercial real estate	23	0.60	6
Total commercial	19	1.01	11
Consumer
Residential mortgage	8	1.14	6
Revolving mortgage	43	4.40	—
Auto	19	—	—
Other consumer	60	8.94	—
Total consumer	9	1.58	6
Total loans and leases	18	1.04%	11

Amortized Cost of Loans Modified during the six months ended June 30, 2026

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$236	$52	$—	$3	$43	$18	$352	0.75%
Owner occupied commercial mortgage	28	3	—	18	3	2	54	0.30
Investor dependent	10	51	—	—	—	—	61	2.33
Commercial real estate	72	—	115	3	—	7	197	0.84
Total commercial	346	106	115	24	46	27	664	0.53
Consumer
Residential mortgage	3	—	1	—	—	—	4	0.02
Revolving mortgage	1	—	—	—	—	—	1	0.03
Auto	—	—	—	—	—	—	—	0.01
Other consumer	—	—	—	—	—	—	—	0.01
Total consumer	4	—	1	—	—	—	5	0.02
Total loans and leases	$350	$106	$116	$24	$46	$27	$669	0.44%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $18 million of commercial and industrial loans and $7 million of commercial real estate loans modified with a term extension, interest rate reduction, and payment delay, as well as $2 million of owner occupied commercial mortgage loans modified with a payment delay and interest rate reduction.

Amortized Cost of Loans Modified during the six months ended June 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$79	$77	$—	$3	$18	$5	$182	0.42%
Owner occupied commercial mortgage	11	4	—	29	20	—	64	0.37
Investor dependent	10	44	—	—	6	—	60	2.15
Commercial real estate	88	—	—	64	39	—	191	0.80
Total commercial	188	125	—	96	83	5	497	0.44
Consumer
Residential mortgage	9	—	3	2	25	—	39	0.17
Revolving mortgage	1	—	—	—	—	—	1	0.05
Auto	—	—	—	—	—	—	—	0.02
Other consumer	—	—	—	—	—	—	—	0.02
Total consumer	10	—	3	2	25	—	40	0.14
Total loans and leases	$198	$125	$3	$98	$108	$5	$537	0.38%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $5 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Financial Effects of Loan Modifications made during the six months ended June 30, 2026

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	27	0.82%	10
Owner occupied commercial mortgage	8	1.91	7
Investor dependent	10	—	6
Commercial real estate	6	1.47	9
Total commercial	21	1.44	8
Consumer
Residential mortgage	18	1.87	4
Revolving mortgage	54	4.30	—
Auto	25	0.45	—
Other consumer	—	9.87	—
Total consumer	24	2.51	4
Total loans and leases	21	1.45%	8

Financial Effects of Loan Modifications made during the six months ended June 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	16	1.03%	13
Owner occupied commercial mortgage	11	1.93	5
Investor dependent	7	—	5
Commercial real estate	20	0.60	7
Total commercial	17	1.01	9
Consumer
Residential mortgage	11	1.18	6
Revolving mortgage	47	3.75	5
Auto	20	—	—
Other consumer	60	9.20	—
Total consumer	12	1.67	6
Total loans and leases	17	1.05%	9

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

At June 30, 2026, there were $168 million of loans modified in the twelve-months ended June 30, 2026, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.
Modified Loans Payment Status (twelve months ended June 30, 2026)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$530	$1	$3	$36	$570
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	64	5	2	8	79
Investor dependent	72	—	2	—	74
Commercial real estate	166	—	—	135	301
Total commercial	832	6	7	179	1,024
Consumer
Residential mortgage	23	3	2	3	31
Revolving mortgage	2	—	—	—	2
Auto	—	—	—	—	—
Other consumer	4	—	—	—	4
Total consumer	29	3	2	3	37
Total loans and leases	$861	$9	$9	$182	$1,061
Modified Loans Payment Status (twelve months ended June 30, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$262	$2	$4	$1	$269
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	71	1	1	3	76
Investor dependent	76	—	3	—	79
Commercial real estate	304	14	—	43	361
Total commercial	713	17	8	47	785
Consumer
Residential mortgage	37	3	2	3	45
Revolving mortgage	7	—	—	—	7
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	44	3	2	3	52
Total loans and leases	$757	$20	$10	$50	$837

At June 30, 2026, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the six months ended June 30, 2026. At December 31, 2025, there were $60 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2025.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”), and loans pledged as collateral for the Purchase Money Note to the FDIC.

Loans Pledged

dollars in millions	June 30, 2026	December 31, 2025
FHLB of Atlanta
Lendable collateral value of pledged Non-PCD loans	$19,200	$19,225
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$17,750	$17,775
Pledged Non-PCD loans	$31,820	$31,713

FRB
Lendable collateral value of pledged Non-PCD loans	$12,772	$12,962
Less: advances	—	—
Available borrowing capacity	$12,772	$12,962
Pledged Non-PCD loans	$13,520	$13,640

FDIC
Lendable collateral value of pledged loans	$32,121	$35,705
Less: advances	—	—
Less: principal amount of the Purchase Money Note	28,500	33,500
Available borrowing capacity (1)	$—	$—
Pledged loans (2)	$30,963	$34,465
(1) The draw period for the Advance Facility Agreement (an expired funding agreement between FCB and the FDIC in connection with the SVBB Acquisition) ended on March 27, 2025 so there was no available borrowing capacity at June 30, 2026 or December 31, 2025.
(2) Carrying value, net of remaining discount, for loans pledged as collateral for the Purchase Money Note.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition. There were no outstanding advances from the FHLB at June 30, 2026 or December 31, 2025.

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2026 or December 31, 2025.

NOTE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure of $184 million and $260 million at June 30, 2026 and December 31, 2025, respectively, is included in other liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) other receivables or investment securities available for sale, if any, is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The ALLL activity for loans and leases is summarized in the following tables:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,428	$130	$1,558	$1,517	$163	$1,680
Provision for loan and lease losses	28	6	34	111	—	111
Charge-offs	(122)	(8)	(130)	(137)	(7)	(144)
Recoveries	19	3	22	21	4	25
Balance at end of period	$1,353	$131	$1,484	$1,512	$160	$1,672

dollars in millions	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566	$1,518	$158	$1,676
Provision for loan and lease losses	125	12	137	249	10	259
Charge-offs	(245)	(17)	(262)	(296)	(15)	(311)
Recoveries	37	6	43	41	7	48
Balance at end of period	$1,353	$131	$1,484	$1,512	$160	$1,672

The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts, the composition and credit quality of the loan and lease portfolio, and the related impacts to the ALLL models. We continuously monitor and update our ALLL estimation methodology and models, as appropriate. During the second quarter of 2026, we implemented enhancements to our probability of obligor default, loss given default and exposure at default models for the commercial and industrial, and commercial real estate portfolios which contributed to the decrease in the ALLL compared to December 31, 2025.

The ALLL was $1.48 billion at June 30, 2026, a decrease of $82 million from $1.57 billion at December 31, 2025, largely driven by lower specific reserves, improvements in credit quality including updates to certain models used to estimate the allowance as discussed above, changes in the macroeconomic scenarios, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for loan and lease losses	$34	$111	$137	$259
(Benefit) provision for off-balance sheet credit exposure	(44)	4	(76)	10
Provision for other receivables	—	—	1	—
(Benefit) provision for credit losses	$(10)	$115	$62	$269

NOTE 7 — LEASES

Lessee
BancShares’ leases primarily include administrative offices and bank locations. Substantially all of our operating lease liabilities relate to United States real estate leases. Our finance lease liabilities mainly relate to equipment leases, including the lease of certain ATMs. Our real estate leases have remaining lease terms of up to 31 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	June 30, 2026	December 31, 2025
Lease assets:
Operating lease ROU assets	Other assets	$278	$294
Finance leases	Premises and equipment	83	71
Total lease assets		$361	$365
Lease liabilities:
Operating leases	Other liabilities	$310	$329
Finance leases	Other borrowings	85	72
Total lease liabilities		$395	$401
Weighted-average remaining lease terms:
Operating leases		6.9 years	7.2 years
Finance leases		8.1 years	7.7 years
Weighted-average discount rate:
Operating leases		3.11%	3.10%
Finance leases		4.29	4.20

As of June 30, 2026, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Operating lease cost	Occupancy expense	$18	$18	$35	$36
Finance lease ROU asset amortization	Equipment expense	3	2	6	3
Interest on lease liabilities	Interest expense - other borrowings	1	1	2	1
Variable lease cost (1)	Occupancy expense	4	5	9	12
Sublease income	Occupancy expense	(1)	(1)	(2)	(3)
Net lease cost (1)		$25	$25	$50	$49
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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37	$40
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	5	2
ROU assets obtained in exchange for new operating lease liabilities	15	41
ROU assets obtained in exchange for new finance lease liabilities	18	48

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

The following table presents lease income related to BancShares’ equipment leases:

Lease Income

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income – operating leases	$267	$258	$535	$512
Variable lease income – operating leases (1)	13	14	26	30
Rental income on operating leases	280	272	561	542
Interest income – sales type and direct financing leases	43	44	85	87
Variable lease income included in other noninterest income (2)	14	16	28	30
Interest income – leveraged leases	—	1	1	2
Total lease income	$337	$333	$675	$661
(1) Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 8 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at June 30, 2026 and December 31, 2025. There was no goodwill impairment during the six months ended June 30, 2026 or 2025. Goodwill relates to the General Bank reporting segment.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Six Months Ended June 30,
dollars in millions	2026
Balance at beginning of period, net of accumulated amortization	$195
Less: amortization for the period	24
Balance at end of period, net of accumulated amortization	$171

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	June 30, 2026	December 31, 2025
Gross balance	$501	$501
Less: accumulated amortization	330	306
Balance, net of accumulated amortization	$171	$195

The following table summarizes the expected amortization expense as of June 30, 2026 in subsequent periods for core deposit intangibles:
Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2026	$22
2027	39
2028	34
2029	30
2030	28
2031	18
Balance, net of accumulated amortization	$171

NOTE 9 — VARIABLE INTEREST ENTITIES

Unconsolidated VIEs
Unconsolidated VIEs include limited partnership interests, joint ventures and a securitization trust. The table below provides a summary of the assets and liabilities included on the Consolidated Balance Sheets associated with unconsolidated VIEs. The maximum exposure to loss for unconsolidated VIEs is generally limited to the sum of the unconsolidated VIE investment balance and off-balance sheet funding commitments. The maximum exposure to loss represents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss.

Refer to Note 19—Commitments and Contingencies for off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments.

Unconsolidated VIEs Carrying Value and Liabilities for Funding Commitments

dollars in millions	June 30, 2026	December 31, 2025
Affordable housing tax credit investments	$2,485	$2,761
Other tax credit investments	28	—
Total tax credit equity investments	2,513	2,761
Other unconsolidated investments	218	194
Tax credit and other unconsolidated VIE investments (1)	2,731	2,955
Other investment securities available for sale (2)	18	—
Total unconsolidated VIE investments	$2,749	$2,955
Liabilities for commitments to fund tax credit investments (3)	$1,166	$1,321
(1) Included in other assets.
(2) Represents the Retained SBA Notes further discussed in Note 3—Investment Securities.
(3)    Represents commitments to invest in qualified affordable housing investments. These commitments are payable on demand and included in other liabilities.

During the second quarter of 2026, we sold $161 million of tax credit investments and recognized a pretax gain of $17 million, reflected in other noninterest income on the Consolidated Statements of Income.

The table below summarizes the tax benefits, recognized in income tax expense on the Consolidated Statements of Income, for the affordable housing tax credit investments accounted for under the PAM.

Tax Benefits - PAM

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of affordable housing tax credit investments (1)	$70	$70	$150	$134
Tax credits from affordable housing tax credit investments	(77)	(67)	(157)	(135)
Other tax benefits from affordable housing tax credit investments	(15)	(16)	(32)	(23)
Net income tax benefit from affordable housing tax credit investments (2)	$(22)	$(13)	$(39)	$(24)
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
Other Tax Credit Investments
Other tax credit investments at June 30, 2026 consisted of renewable energy tax credit investments accounted for under the HLBVM. We elected the deferral method for the tax credits and deferred tax assets (“DTAs”) related to HLBVM tax credit investments.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for further discussion of the PAM, HLBVM, and deferral method.

SBA Securitization
On June 29, 2026, FCB completed a securitization transaction of $363 million in amortized cost of SBA commercial loans held for sale (the “SBA Securitization”). As part of the SBA Securitization, First Citizens Securitization Depositor LLC (the “Depositor”), a consolidated subsidiary of FCB, sold the loans to a special purpose trust (the “SBA Trust”), which then issued multiple classes of asset-backed notes (the “SBA Notes”). The SBA Trust transferred the SBA Notes to the Depositor, which retained 5% of each class of SBA Notes (the “Retained SBA Notes”) and offered and sold 95% of each class of SBA Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933.

FCB did not consolidate the SBA Trust because FCB does not have both Significant VIE Power and Significant VIE Exposure. FCB recognized a servicing asset and earns servicing and other ancillary fees for its role as servicer which includes performing remedy obligations regarding representations and warranties. BancShares recognized a gain of $3 million on the SBA Securitization, which is net of transaction costs and includes recognition of the servicing asset.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further information regarding accounting policies for loan sales and securitizations. Refer to Note 3—Investment Securities for further information regarding the Retained SBA Notes.

NOTE 10 — BORROWINGS

Short-term Borrowings
Securities Sold under Agreements to Repurchase
BancShares held $152 million and $224 million at June 30, 2026 and December 31, 2025, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.37% and 0.41% at June 30, 2026 and December 31, 2025, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security. BancShares segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $190 million and $230 million at June 30, 2026 and December 31, 2025, respectively.

Long-term Borrowings
On June 24, 2026, FCB issued and sold $750 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029. On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032.

During the six months ended June 30, 2026, FCB made prepayments of $5.00 billion on the Purchase Money Note and recognized a loss on extinguishment of debt of $15 million. In July 2026, we made an additional prepayment of $1.00 billion.

The following table presents long-term borrowings as of June 30, 2026 and December 31, 2025, net of the respective unamortized purchase accounting adjustments, issuance costs, and impacts of fair value hedges:

Long-term Borrowings

dollars in millions	Initial Issuance Date	Maturity	Rate Reset Date	Interest Rate After Reset	June 30, 2026	December 31, 2025
Parent Company:
Senior unsecured:
Fixed-to-Floating Senior Notes at 5.231%	March 12, 2025	March 2031	March 12, 2030	Compounded SOFR + 141 bps	$491	$497
Fixed-to-Floating Senior Notes at 4.869%	March 3, 2026	March 2032	March 3, 2031	Compounded SOFR + 148.7 bps	489	—
Subordinated:
Fixed Rate Reset Subordinated Notes at 5.600%	September 5, 2025	September 2035	September 5, 2030	Five-year U.S. Treasury Rate + 185 bps	589	597
Fixed-to-Fixed Subordinated Notes at 6.254%	March 12, 2025	March 2040	March 12, 2035	Five-year U.S. Treasury Rate + 197 bps	732	745
Subsidiaries:
Senior unsecured:
Fixed-to-Floating Senior Notes at 5.097%	June 24, 2026	July 2029	July 13, 2028	Compounded SOFR + 114.6 bps	746	—
Fixed Senior Notes at 6.000%	March 27, 2006	April 2036	—	—	58	58
Subordinated:
Fixed Subordinated Notes at 6.125%	March 9, 2018	March 2028	—	—	423	430
Secured:
Purchase Money Note to FDIC fixed at 3.500% (1)	March 27, 2023	March 2028	—	—	28,423	33,385
Capital lease obligations	—	Maturities through May 2057	—	—	85	72
Total long-term borrowings					$32,036	$35,784
(1)    Issued in connection with the SVBB Acquisition. The unamortized discount was $77 million and $115 million at June 30, 2026 and December 31, 2025, respectively. Refer to Note 5—Loans and Leases for further information on loans pledged as collateral to secure borrowings.

August 2026 Debt Issuance
On August 3, 2026, FCB issued and sold an additional $400 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029.

Pledged Assets
Refer to the “Loans Pledged” section in Note 5—Loans and Leases for information on loans pledged as collateral to secure borrowings. Additionally, interest-earning deposits at banks included $180 million and $212 million at June 30, 2026 and December 31, 2025, respectively, that were required minimum deposits under the Purchase Money Note.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives designated as hedging instruments (“Designated Derivatives”) include interest rate swap contracts utilized to manage our interest rate exposure for items on our Consolidated Balance Sheets. This includes floating-rate loan portfolio cash flow hedges and fair value hedges of our fixed-rate borrowings.

Our derivatives not designated as hedging instruments (“Non-Designated Derivatives”) mainly include interest rate and foreign exchange contracts that our customers utilized for their risk management needs. We typically manage our exposure to these customer derivatives by entering into offsetting or “back-to-back” interest rate and foreign exchange contracts with third-party dealers. Our Non-Designated Derivatives also include risk participation agreements, as well as equity warrants that we often obtain through credit facility negotiations, primarily with private venture-backed companies in the technology, life sciences, or healthcare industries.

Derivative instruments that are cleared through certain central counterparty clearing houses are settled-to-market and reported net of collateral positions.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for accounting policies for derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	June 30, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Designated Derivatives
Fair Value Hedges
Interest rate contracts hedging long-term borrowings (1) (2)	$3,100	$—	$(2)	$—	$—	$—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	10,000	—	(1)	4,000	—	—
Total Designated Derivatives	$13,100	$—	$(3)	$4,000	$—	$—
Non-Designated Derivatives
Interest rate contracts (1) (2)	$30,488	$349	$(380)	$28,741	$385	$(381)
Foreign exchange contracts (3)	9,470	110	(82)	8,912	122	(113)
Other contracts (4)	1,431	49	(1)	1,485	27	—
Total Non-Designated derivatives	$41,389	$508	$(463)	$39,138	$534	$(494)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$508	$(466)		$534	$(494)
Less: gross amount offset in the Consolidated Balance Sheets		—	—		—	—
Net amount included in other assets and other liabilities in the Consolidated Balance Sheets		$508	$(466)		$534	$(494)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above are presented net of the variation margin payments. Refer to the table below for more information.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $605 million and $1 million, respectively, as of June 30, 2026, and $252 million and $0 million, respectively, as of December 31, 2025.
(4)    Other contracts include risk participation agreements and equity warrants.

The following table presents the impact of variation margin netting (form of collateral payment when the underlying fair value changes) on derivative assets and liabilities:

Variation Margin Payments

dollars in millions	June 30, 2026		December 31, 2025
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Designated Derivatives
Gross fair value	$3	$(41)	$19	$—
Cleared trades, variation margin netting	(3)	38	(19)	—
Total Designated Derivatives	$—	$(3)	$—	$—
Non-Designated Derivatives
Gross fair value	$589	$(483)	$596	$(529)
Cleared trades, variation margin netting	(81)	20	(62)	35
Total Non-Designated Derivatives	$508	$(463)	$534	$(494)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$508	$(466)	$534	$(494)
Amounts subject to master netting agreements (1)	(73)	73	(118)	118
Cash collateral pledged (received) subject to master netting agreements (2)	(296)	3	(204)	62
Total net derivative fair value	$139	$(390)	$212	$(314)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Interest Expense	2026	2025	2026	2025
Loss on hedging instruments - borrowings	Borrowings	(30)	—	$(38)	$—
Gain on hedged item - borrowings	Borrowings	30	1	38	2
Net gain on fair value hedges	Total interest expense	$—	$1	$—	$2

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges as of June 30, 2026. There were no fair value hedges outstanding as of December 31, 2025.

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
June 30, 2026
Long-term borrowings	$3,047	$(38)	$—

Cash Flow Hedges
The following table presents the pretax unrealized (loss) or gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Other Comprehensive Loss on Cash Flow Hedges, Pretax

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other comprehensive (loss) income on cash flow hedge derivatives before reclassifications	$(28)	$—	$(47)	$12
Amounts reclassified from AOCI to earnings	(2)	(1)	(2)	(4)
Other comprehensive (loss) income on cash flow hedge derivatives	$(30)	$(1)	$(49)	$8

The following table presents other information for cash flow hedges:

Other Information for Cash Flow Hedges

dollars in millions	June 30, 2026	December 31, 2025
Unrealized (loss) gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$(22)	$14
Estimate to be reclassified from AOCI to earnings during the next 12 months, net of income taxes (1)	$(13)	$9
Maximum number of months over which forecasted cash flows are hedged (2)	27	27
(1) Reclassified amounts could differ from amounts actually recognized due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.
(2) Maximum number of months is based on the latest maturity date of cash flow hedges outstanding at June 30, 2026 and December 31, 2025.

Non-Designated Derivatives
The following table presents the gain or (loss) on Non-Designated Derivatives recognized on the Consolidated Statements of Income:

Gain (Loss) on Non-Designated Derivatives

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Amounts Recognized	2026	2025	2026	2025
Interest rate contracts	Other noninterest income	$8	$7	$12	$6
Foreign currency forward contracts (1)	Other noninterest income	18	(45)	37	(64)
Other contracts	Other noninterest income	31	2	35	2
Gain (loss) on Non-Designated Derivatives		$57	$(36)	$84	$(56)
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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$13,320	$—	$13,320	$—	$10,673	$—	$10,673	$—
Government agency	33	—	33	—	43	—	43	—
Residential mortgage-backed securities	17,500	—	17,500	—	17,623	—	17,623	—
Commercial mortgage-backed securities	2,972	—	2,972	—	3,299	—	3,299	—
Corporate bonds	128	—	108	20	140	—	117	23
Municipal bonds	12	—	12	—	12	—	12	—
Other	18	—	18	—	—	—	—	—
Total investment securities available for sale	$33,983	$—	$33,963	$20	$31,790	$—	$31,767	$23
Marketable equity securities	156	69	87	—	127	50	77	—
Loans held for sale	56	—	56	—	87	—	87	—
Loans	24	—	24	—	22	—	22	—
Derivative assets (1)
Total Designated Derivatives assets	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate contracts — Non-Designated Derivatives	$349	$—	$347	$2	$385	$—	$383	$2
Foreign exchange contracts — Non-Designated Derivatives	110	—	110	—	122	—	122	—
Other derivative contracts — Non-Designated Derivatives	49	—	1	48	27	—	—	27
Total Non-Designated Derivatives assets	$508	$—	$458	$50	$534	$—	$505	$29
Total derivative assets	$508	$—	$458	$50	$534	$—	$505	$29
Liabilities
Derivative liabilities (1)
Interest rate contracts — Designated Derivatives	$3	$—	$3	$—	$—	$—	$—	$—
Interest rate contracts — Non-Designated Derivatives	$380	$—	$380	$—	$381	$—	$381	$—
Foreign exchange contracts — Non-Designated Derivatives	82	—	82	—	113	—	113	—
Other derivative contracts — Non-Designated Derivatives	1	—	1	—	—	—	—	—
Total Non-Designated Derivatives liabilities	$463	$—	$463	$—	$494	$—	$494	$—
Total derivative liabilities	$466	$—	$466	$—	$494	$—	$494	$—
(1) Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed securities, municipal bonds, and a portion of the corporate bonds are generally estimated using a third-party pricing service. To obtain an understanding of the processes and methodologies used, management reviews correspondence from the third-party pricing service. Management also performs a price variance analysis process to corroborate the reasonableness of prices. The third-party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable, and therefore classified as Level 3. Fair value of other investment securities available for sale are estimated using a third-party pricing service and are considered Level 2.

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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	June 30, 2026	December 31 2025
Assets
Corporate bonds	$20	$23	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — Non-Designated Derivatives	$50	$29	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Corporate Bonds	Other Derivative Assets — Non-Designated	Other Derivative Liabilities — Non-Designated	Corporate Bonds	Other Derivative Assets — Non-Designated	Other Derivative Liabilities — Non-Designated
Beginning balance	$23	$29	$—	$168	$17	$1
Purchases	—	3	—	—	4	—
Changes in fair value included in earnings	—	28	—	—	3	—
Changes in fair value included in comprehensive income	—	—	—	5	—	—
Transfers out	—	—	—	—	—	—
Maturity and settlements	(3)	(10)	—	(35)	(1)	—
Ending balance	$20	$50	$—	$138	$23	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	June 30, 2026			December 31, 2025
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$80	$81	$(1)	$109	$109	$—
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three and six months ended June 30, 2026 and 2025. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2026 or December 31, 2025.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2026
Assets held for sale - loans	$3	$—	$—	$3	$(3)
Loans - collateral dependent loans	209	—	—	209	(67)
Other real estate owned	56	—	—	56	1
Total	$268	$—	$—	$268	$(69)
December 31, 2025
Assets held for sale - loans	$5	$—	$—	$5	$(7)
Loans - collateral dependent loans	186	—	—	186	(157)
Other real estate owned	104	—	—	104	—
Total	$295	$—	$—	$295	$(164)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 5% and 14%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2026 and December 31, 2025, the weighted average discount applied was 8.90% and 7.86%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	June 30, 2026
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$1,519	$1,519	$—	$—	$1,519
Interest-earning deposits at banks	21,132	21,132	—	—	21,132
Securities purchased under agreements to resell	737	—	737	—	737
Investment in marketable equity securities	156	69	87	—	156
Investment securities available for sale	33,983	—	33,963	20	33,983
Investment securities held to maturity	9,418	—	8,214	—	8,214
Loans held for sale	90	—	56	34	90
Net loans	147,624	—	1,552	146,686	148,238
Accrued interest receivable	943	—	943	—	943
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	45	—	—	68	68
Derivative assets - Non-Designated Derivatives	508	—	458	50	508
Financial Liabilities
Deposits with no stated maturity	158,300	—	158,300	—	158,300
Time deposits	15,127	—	15,100	—	15,100
Credit balances of factoring clients	1,339	—	—	1,339	1,339
Securities sold under customer repurchase agreements	152	—	152	—	152
Long-term borrowings	31,951	—	31,845	—	31,845
Accrued interest payable	167	—	167	—	167
Derivative liabilities - Non-Designated Derivatives	463	—	463	—	463

	December 31, 2025
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$801	$801	$—	$—	$801
Interest-earning deposits at banks	19,801	19,801	—	—	19,801
Securities purchased under agreements to resell	232	—	232	—	232
Investment in marketable equity securities	127	50	77	—	127
Investment securities available for sale	31,790	—	31,767	23	31,790
Investment securities held to maturity	9,647	—	8,491	—	8,491
Loans held for sale	799	—	781	18	799
Net loans	144,346	—	1,580	143,782	145,362
Accrued interest receivable	912	—	912	—	912
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	32	—	—	50	50
Derivative assets - Non-Designated Derivatives	534	—	505	29	534
Financial Liabilities
Deposits with no stated maturity	150,342	—	150,342	—	150,342
Time deposits	11,236	—	11,227	—	11,227
Credit balances of factoring clients	1,148	—	—	1,148	1,148
Securities sold under customer repurchase agreements	224	—	224	—	224
Long-term borrowings	35,712	—	35,795	—	35,795
Accrued interest payable	140	—	140	—	140
Derivative liabilities - Non-Designated Derivatives	494	—	494	—	494

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at June 30, 2026 and December 31, 2025 included $180 million and $212 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2026 and December 31, 2025. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 13 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Common Stock Outstanding
	Class A	Class B
Common stock - March 31, 2026	10,684,129	1,005,185
Shares repurchased under authorized repurchase plan	(298,907)	—
Common stock - June 30, 2026	10,385,222	1,005,185

Common stock - December 31, 2025	11,133,974	1,005,185
Shares repurchased under authorized repurchase plan	(748,752)	—
Common stock - June 30, 2026	10,385,222	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B common stock, each with a par value of $1. Class A common stockholders have one vote per share and Class B common stockholders have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
As of June 30, 2026, the Parent Company had Series A, Series B, Series C, Series D, and Series E non-cumulative perpetual preferred stock outstanding (together, “BancShares Preferred Stock”) as summarized in the following table:

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

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table includes the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	June 30, 2026			December 31, 2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(527)	$118	$(409)	$(162)	$25	$(137)
Unrealized loss on securities available for sale transferred to held to maturity	(5)	1	(4)	(5)	1	(4)
Defined benefit pension items	276	(71)	205	282	(72)	210
Unrealized (loss) gain on cash flow hedge derivatives	(30)	8	(22)	19	(5)	14
Total accumulated other comprehensive (loss) income	$(286)	$56	$(230)	$134	$(51)	$83

The following table summarizes the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain (loss) on cash flow hedge derivatives	Total accumulated other comprehensive income (loss)
Balance as of December 31, 2025	$(137)	$(4)	$210	$14	$83
AOCI activity before reclassifications	(272)	—	(4)	(34)	(310)
Amounts reclassified from AOCI to earnings	—	—	(1)	(2)	(3)
Other comprehensive loss for the period	(272)	—	(5)	(36)	(313)
Balance as of June 30, 2026	$(409)	$(4)	$205	$(22)	$(230)

Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	328	—	(3)	9	334
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive income (loss) for the period	328	—	(3)	6	331
Balance as of June 30, 2025	$(256)	$(4)	$132	$14	$(114)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended June 30,
	2026			2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive (loss) income on securities available for sale	$(178)	$45	$(133)	$119	$(30)	$89

Defined benefit pension items:
Actuarial loss	$(3)	$1	$(2)	$(4)	$1	$(3)
Amounts reclassified from AOCI to earnings	(1)	—	(1)	—	—	—	Other noninterest expense
Actuarial loss	$(4)	$1	$(3)	$(4)	$1	$(3)

Unrealized (loss) gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$(28)	$8	$(20)	$—	$(1)	$(1)
Amounts reclassified from AOCI to earnings	(2)	—	(2)	(1)	1	—	Interest income on loans and leases
Other comprehensive loss on cash flow hedge derivatives	$(30)	$8	$(22)	$(1)	$—	$(1)
Total other comprehensive (loss) income	$(212)	$54	$(158)	$114	$(29)	$85

dollars in millions	Six Months Ended June 30,
	2026			2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
Other comprehensive (loss) income on securities available for sale	$(365)	$93	$(272)	$441	$(113)	$328

Defined benefit pension items:
Actuarial loss	$(5)	$1	$(4)	$(4)	$1	$(3)
Amounts reclassified from AOCI to earnings	(1)	—	(1)	—	—	—	Other noninterest expense
Actuarial loss	$(6)	$1	$(5)	$(4)	$1	$(3)

Unrealized (loss) gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$(47)	$13	$(34)	$12	$(3)	$9
Amounts reclassified from AOCI to earnings	(2)	—	(2)	(4)	1	(3)	Interest income on loans and leases
Other comprehensive (loss) income on cash flow hedge derivatives	$(49)	$13	$(36)	$8	$(2)	$6
Total other comprehensive (loss) income	$(420)	$107	$(313)	$445	$(114)	$331

NOTE 15 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except share and per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$672	$575	$1,206	$1,058
Preferred stock dividends	32	14	58	29
Net income available to common stockholders	$640	$561	$1,148	$1,029
Weighted average common shares outstanding
Basic shares outstanding	11,535,792	13,237,226	11,729,271	13,405,295
Stock-based awards	—	—	—	—
Diluted shares outstanding	11,535,792	13,237,226	11,729,271	13,405,295
Earnings per common share
Basic and diluted	$55.52	$42.36	$97.95	$76.73

NOTE 16 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 24.5% and 24.1% for the three months ended June 30, 2026 and 2025, respectively. The increase in the ETR for the three months ended June 30, 2026 compared to 2025 was primarily due to the favorable impact from the revaluation of deferred taxes due to a change in state law enacted in the prior year quarter. BancShares’ global ETRs were 24.4% and 24.9% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the ETR for the six months ended June 30, 2026 compared to 2025 was primarily due to a higher tax credit benefit for 2026.

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

The components of net periodic benefit cost are as follows:

Net Periodic Benefit Costs

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2	$2	$4	$4
Interest cost	16	16	32	32
Expected return on assets	(24)	(23)	(49)	(47)
Amortization of net actuarial gain	(1)	—	(1)	—
Total net periodic benefit	$(7)	$(5)	$(14)	$(11)

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

dollars in millions	Three Months Ended June 30, 2026
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$819	$805	$(59)	$91	$1,656
Rental income on operating lease equipment	—	54	226	—	280
All other noninterest income	187	270	7	32	496
Total noninterest income	187	324	233	32	776
Total revenue	1,006	1,129	174	123	2,432
Depreciation on operating lease equipment	—	43	58	—	101
Maintenance and other operating lease expenses	—	—	67	—	67
Personnel cost	209	186	6	443	844
Acquisition-related expenses	—	—	—	8	8
All other noninterest expense (3)	392	400	18	(279)	531
Total noninterest expense	601	629	149	172	1,551
Provision (benefit) for credit losses	54	(64)	—	—	(10)
Income (loss) before income taxes	351	564	25	(49)	891
Income tax expense (benefit)	85	136	6	(8)	219
Net income (loss)	$266	$428	$19	$(41)	$672
Select Period End Balances
Loans and leases	$64,355	$86,635	$44	$—	$151,034
Operating lease equipment, net	—	723	9,032	—	9,755
Investment securities	18	—	—	43,539	43,557
Deposits	75,718	45,690	2	52,017	173,427

	Three Months Ended June 30, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$824	$789	$(53)	$135	$1,695
Rental income on operating lease equipment	—	54	218	—	272
All other noninterest income	164	228	3	11	406
Total noninterest income	164	282	221	11	678
Total revenue	988	1,071	168	146	2,373
Depreciation on operating lease equipment	—	44	56	—	100
Maintenance and other operating lease expenses	—	—	55	—	55
Personnel cost	207	183	6	414	810
Acquisition-related expenses	—	—	—	38	38
All other noninterest expense (3)	373	422	26	(324)	497
Total noninterest expense	580	649	143	128	1,500
Provision for credit losses	13	102	—	—	115
Income before income taxes	395	320	25	18	758
Income tax expense (benefit)	101	82	6	(6)	183
Net income	$294	$238	$19	$24	$575
Select Period End Balances
Loans and leases	$64,987	$76,220	$62	$—	$141,269
Operating lease equipment, net	—	750	8,716	—	9,466
Investment securities	—	—	—	43,346	43,346
Deposits	73,499	40,697	3	45,736	159,935
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

dollars in millions	Six Months Ended June 30, 2026
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$1,632	$1,607	$(117)	$155	$3,277
Rental income on operating lease equipment	—	109	452	—	561
All other noninterest income	359	500	16	32	907
Total noninterest income	359	609	468	32	1,468
Total revenue	1,991	2,216	351	187	4,745
Depreciation on operating lease equipment	—	86	116	—	202
Maintenance and other operating lease expenses	—	—	132	—	132
Personnel cost	424	385	14	890	1,713
Acquisition-related expenses	—	—	—	13	13
All other noninterest expense (3)	777	804	35	(589)	1,027
Total noninterest expense	1,201	1,275	297	314	3,087
Provision (benefit) for credit losses	71	(9)	—	—	62
Income (loss) before income taxes	719	950	54	(127)	1,596
Income tax expense (benefit)	175	231	13	(29)	390
Net income (loss)	$544	$719	$41	$(98)	$1,206

	Six Months Ended June 30, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$1,612	$1,575	$(105)	$276	$3,358
Rental income on operating lease equipment	—	110	432	—	542
All other noninterest income	328	429	5	9	771
Total noninterest income	328	539	437	9	1,313
Total revenue	1,940	2,114	332	285	4,671
Depreciation on operating lease equipment	—	88	110	—	198
Maintenance and other operating lease expenses	—	—	113	—	113
Personnel cost	417	373	14	824	1,628
Acquisition-related expenses	—	—	—	80	80
All other noninterest expense (3)	728	842	40	(636)	974
Total noninterest expense	1,145	1,303	277	268	2,993
Provision for credit losses	59	210	—	—	269
Income before income taxes	736	601	55	17	1,409
Income tax expense (benefit)	189	154	14	(6)	351
Net income	$547	$447	$41	$23	$1,058
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

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	June 30, 2026	December 31, 2025
Financing Commitments
Financing assets (excluding leases)	$52,858	$51,726
Letters of Credit
Financial standby letters of credit	2,762	2,583
Other letters of credit	197	227
Deferred Purchase Agreements	1,487	1,723
Purchase and Funding Commitments (1)	103	102
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

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2026 and December 31, 2025, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $296 million and $360 million at June 30, 2026 and December 31, 2025, respectively, related to off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments. These off-balance sheet investment commitments are contingent on events that have yet to occur and may be subject to change.

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

Letters of Credit
Financial standby letters of credit are commitments to pay the beneficiary thereof if drawn upon by the beneficiary upon satisfaction of the terms of the letter of credit. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as in extending loans to clients and, therefore, these letters of credit are collateralized when necessary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets.

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $129 million and $211 million at June 30, 2026 and December 31, 2025, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.47 billion and $1.71 billion of DPA exposures at June 30, 2026 and December 31, 2025, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $14 million and $13 million available under DPA credit line agreements provided at June 30, 2026 and December 31, 2025, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

In light of the inherent difficulty of predicting the outcome of Litigation matters and indemnification obligations, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, BancShares cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, BancShares establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can reasonably be estimated. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters for which a loss is probable or reasonably possible, BancShares is able to estimate a range of reasonably possible losses in excess of any established reserve, or for which there is no established reserve. Management currently estimates an aggregate range of reasonably possible losses to be up to approximately $25 million in excess of any established reserves. This estimate represents reasonably possible losses (in excess of any established reserves) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2026. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. For certain other Litigation matters for which a loss is probable or reasonably possible, BancShares is not able to estimate a range of reasonably possible losses.

Based on information currently available as of June 30, 2026, those Litigation matters for which BancShares is not able to estimate a range of reasonably possible losses or as to which a loss does not appear to be reasonably possible are not included within this estimated range and, therefore, this estimated range does not represent BancShares’ maximum loss exposure.

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

Recent Events

Equity Transactions
Share Repurchase Programs
During the second quarter of 2026, we repurchased 298,907 shares of our Class A common stock for $600 million and paid a dividend of $2.10 per share on our Class A and Class B common stock. Shares repurchased during the second quarter of 2026 represented 2.80% of Class A common stock and 2.56% of total Class A and Class B common stock outstanding at March 31, 2026. From inception of the 2024 share repurchase program (“2024 SRP”) through June 30, 2026, we repurchased 3,141,855 shares of our Class A common stock for $6.19 billion, representing 23.23% of Class A common stock and 21.62% of total Class A and Class B common stock outstanding as of June 30, 2024.

From July 1, 2026 through July 31, 2026, BancShares repurchased an additional 97,287 shares of Class A common stock for a total of $206 million and had total capacity remaining under the current share repurchase program (the “2025 SRP”) of $1.11 billion as of July 31, 2026.

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for second quarter 2026 monthly repurchase activity of Class A common stock.

Preferred Stock Issuance
On February 5, 2026, the Parent Company issued and sold 6.625% non-cumulative perpetual preferred stock, series E for a total of $400 million. Refer to Note 13—Stockholders' Equity for further information, including depositary shares and liquidation preference.

Debt Transactions
Prepayments of the Purchase Money Note
In connection with the SVBB Acquisition (as defined in Note 2—Business Combinations), FCB issued a five-year $36.07 billion note payable to the FDIC, maturing March 27, 2028 (the “Purchase Money Note”). The Purchase Money Note had a carrying value of $28.42 billion and $33.39 billion at June 30, 2026 and December 31, 2025, respectively. During the current quarter, we prepaid $2.50 billion of the Purchase Money Note which resulted in a $7 million loss on extinguishment of debt. During the six months ended June 30, 2026, we prepaid $5.00 billion of the Purchase Money Note which resulted in a $15 million loss on extinguishment of debt. The outstanding balance of the Purchase Money Note declined from $35.85 billion at September 30, 2025 to $28.42 billion at June 30, 2026. Additionally, we prepaid $1.00 billion in July 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect monthly prepayments to be at least $500 million throughout 2026. In the third quarter of 2026, we expect total prepayments of $6 billion to $8 billion, largely driven by expected liquidity from the BMO Branch Acquisition (as defined in Note 2—Business Combinations).

Debt Issuances
Debt issuances through June 30, 2026 of $1.25 billion include the following:
•On June 24, 2026, FCB issued and sold $750 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029 (the “Current Quarter Debt Issuance”).
•On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032 in a public offering.

On August 3, 2026, FCB issued and sold an additional $400 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029.

SBA Securitization
On June 29, 2026, we completed the SBA Securitization (as defined in Note 9—Variable Interest Entities) of SBA commercial loans held for sale totaling $363 million in amortized cost, resulting in a gain of $3 million.

Loan Sale
In April 2026, residential mortgage loans held for sale totaling $644 million in amortized cost were sold and we recognized a gain of $1 million as further discussed in Note 4—Assets Held for Sale.

Sale of Tax Credit Investments
In May 2026, we sold $161 million of tax credit investments and recognized a pretax gain of $17 million. Refer to Note 9—Variable Interest Entities for further discussion.

Pending Branch Acquisition
On October 16, 2025, FCB announced the BMO Branch Acquisition to acquire 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. We expect to assume approximately $5.3 billion in deposits and acquire approximately $700 million in loans. We expect the transaction to be completed during the third quarter of 2026.

Commercial Banking Brand Alignment
On April 23, 2026, FCB announced plans to expand its commercial banking capabilities and align brand names in the fourth quarter of 2026. Silicon Valley Bank (“SVB”), a division of FCB, will rebrand as First Citizens Innovation Banking and First Citizens Fund Banking. CIT Commercial Services and the Silicon Valley Bank Wine division will rebrand as FCB.

Recent Economic, Industry and Regulatory Developments
Economic conditions reflected heightened uncertainty in 2026, as inflationary pressures, due in part to global energy constraints related to the conflicts in the Middle East, contributed to market volatility. We continue to monitor these developments and the broader macroeconomic environment; however, the ultimate effects remain uncertain and dependent on future events.

Entering 2026, the benchmark federal funds range was between 3.50% - 3.75%. During the 2026 Federal Open Market Committee meetings through July, the benchmark federal funds rate was left unchanged.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (the “IEEPA”). In February 2026, the Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including with respect to replacement measures under other legal authorities. We continue to closely monitor both the impact and potential impact of such measures on our business, our customers and on overall economic conditions in the United States.

On March 19, 2026, federal banking regulators issued revised notices of proposed rulemaking to implement the final components of the Basel III accords (the “Basel III proposals”). The proposals include revisions and streamlining of the expanded risk-based approach (the “ERBA”). The proposals require the ERBA for Category I and Category II firms and allow all other banking organizations, including Category III and Category IV firms, to elect the ERBA. The proposals include a revised standardized approach for calculating risk-weighted assets applicable to all other banking organizations, including Category III and Category IV firms, that do not elect the ERBA. These proposals are expected to decrease risk-weighted assets in aggregate for the banking industry. The proposals also require Category III and Category IV firms to recognize most aspects of accumulated other comprehensive income (“AOCI”) in regulatory capital. The comment period closed on June 18, 2026. We will continue to monitor further developments regarding the proposals and assess potential impacts to our regulatory capital requirements, including enhanced capital flexibility.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended June 30, 2026 (the “current quarter”), March 31, 2026 (the “linked quarter”) and June 30, 2025 (the “prior year quarter”), along with the six months ended June 30, 2026 (“current YTD”), and the six months ended June 30, 2025 (“prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus our discussion of quarterly results of operations on changes compared to the linked quarter for the narrative discussion and analysis as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of June 30, 2026 to December 31, 2025, however the tables also provide linked quarter balances. Percent changes within this MD&A are based on unrounded amounts and may not recalculate precisely using the displayed rounded amounts.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Results of Operations:
Interest income	$2,851	$2,786	$2,945	$5,637	$5,840
Interest expense	1,195	1,165	1,250	2,360	2,482
Net interest income	1,656	1,621	1,695	3,277	3,358
(Benefit) provision for credit losses	(10)	72	115	62	269
Net interest income after provision for credit losses	1,666	1,549	1,580	3,215	3,089
Noninterest income	776	692	678	1,468	1,313
Noninterest expense	1,551	1,536	1,500	3,087	2,993
Income before income taxes	891	705	758	1,596	1,409
Income tax expense	219	171	183	390	351
Net income	672	534	575	1,206	1,058
Preferred stock dividends	32	26	14	58	29
Net income available to common stockholders	$640	$508	$561	$1,148	$1,029
Per Common Share Information:
Weighted average common shares outstanding (diluted)	11,535,792	11,924,899	13,237,226	11,729,271	13,405,295
Diluted earnings per common share	$55.52	$42.63	$42.36	$97.95	$76.73
Key Performance Metrics:
Return on average assets	1.15%	0.93%	1.01%	1.04%	0.94%
Net interest margin (1)	3.10	3.09	3.26	3.09	3.26
Net interest margin, excluding purchase accounting accretion or amortization (1) (2)	3.01	3.01	3.14	3.01	3.13
Select Average Balances:
Investment securities	$42,891	$41,757	$43,935	$42,327	$43,746
Total loans and leases (3)	150,602	149,890	141,952	150,249	141,420
Operating lease equipment, net	9,728	9,660	9,419	9,694	9,385
Total assets	235,200	233,181	227,552	234,197	226,506
Total deposits	170,639	165,927	157,664	168,296	157,024
Total borrowings	33,229	35,334	38,379	34,276	37,892
Total stockholders’ equity	22,180	22,487	22,488	22,332	22,472

	As of the Period Ending
	June 30, 2026	March 31, 2026	June 30, 2025	December 31, 2025
Select Ending Balances:
Investment securities	$43,557	$42,986	$43,346	$41,564
Total loans and leases	151,034	148,692	141,269	147,930
Operating lease equipment, net	9,755	9,685	9,466	9,621
Total assets	236,842	235,959	229,653	229,698
Total deposits	173,427	170,842	159,935	161,578
Total borrowings	32,188	33,962	38,112	36,008
Total stockholders’ equity	21,900	22,048	22,296	22,238
Loan to deposit ratio	87.09%	87.04%	88.33%	91.55%
Noninterest-bearing deposits to total deposits	24.49	25.52	25.56	25.16
Capital Ratios:
Total risk-based capital	13.37%	13.51%	14.25%	13.71%
Tier 1 risk-based capital	11.73	11.79	12.63	11.91
Common equity Tier 1	10.77	10.83	12.12	11.15
Tier 1 leverage	9.22	9.30	9.62	9.29
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.96%	0.96%	0.93%	0.88%
Allowance for loan and lease losses to loans ratio	0.98	1.05	1.18	1.06
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

Current Quarter Income Statement Highlights (Current Quarter Compared to Linked Quarter)
•Net income for the current quarter was $672 million, an increase of $138 million or 26% from $534 million for the linked quarter. Net income available to common stockholders for the current quarter was $640 million, an increase of $132 million or 26% from $508 million for the linked quarter. Earnings per basic and diluted common share for the current quarter were $55.52, increases from $42.63 for the linked quarter. The increases in net income and net income available to common stockholders were due to lower provision for credit losses and higher noninterest income and NII, partially offset by higher noninterest expense and income tax expense, as discussed below.
•NII for the current quarter was $1.66 billion, an increase of $35 million or 2% from $1.62 billion for the linked quarter. NIM was 3.10% for the current quarter, an increase of 1 basis point (“bp”) from 3.09% for the linked quarter. The increases in NII and NIM were mainly due to higher yields on and average balances of loans and investment securities, and a decline in the average balance of borrowings as we repaid an additional $2.50 billion of the Purchase Money Note, partially offset by a higher average balance of and rate paid on interest-bearing deposits.
◦PAA for the current quarter was $48 million, an increase of $9 million from $39 million for the linked quarter. NIM, excluding PAA(1) was 3.01% for the current and linked quarters.
•Noninterest income for the current quarter was $776 million, an increase of $84 million or 12% from $692 million for the linked quarter, largely due to an increase in other noninterest income of $50 million, mainly attributable to a $27 million increase in the fair value of equity warrants and a $17 million gain on sale of tax credit investments, and increases of $12 million in the fair value of marketable equity securities, $6 million in client investment fees, $4 million in deposit fees and service charges, and $4 million in lending-related fees.
•Noninterest expense for the current quarter was $1.55 billion, an increase of $15 million or 1% from $1.54 billion for the linked quarter, mainly due to increases of $15 million in marketing expense, $8 million in other noninterest expense, $7 million in third-party processing fees and $5 million in equipment expense, partially offset by a decrease in personnel cost of $25 million.
•Benefit for credit losses was $10 million for the current quarter, compared to a provision for credit losses of $72 million for the linked quarter. The current quarter included a provision for loan and lease losses of $34 million that was more than offset by a benefit for off-balance sheet credit exposure of $44 million.
◦The provision for loan and lease losses for the current quarter was $34 million, compared to $103 million for the linked quarter. The $69 million decrease was mainly attributable to the impact of a $74 million reserve release in the current quarter compared to an $8 million reserve release in the linked quarter, as well as a decline of $3 million in net charge-offs.
▪The $74 million allowance for loan and lease losses (“ALLL”) reserve release in the current quarter was largely driven by lower specific reserves, improvements in credit quality including updates to certain models used to estimate the allowance as further discussed in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A, changes in the macroeconomic scenarios, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios.
▪The $8 million reserve release in the linked quarter was driven by loan growth concentrated in capital call lines and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans.
◦The benefit for off-balance sheet credit exposure was $44 million, an increase of $12 million from $32 million for the linked quarter, primarily due to the model updates discussed above and changes in the macroeconomic scenarios.
•Income tax expense for the current quarter was $219 million, an increase of $48 million from $171 million for the linked quarter, largely due to higher income before income taxes.
•Return on average assets for the current quarter was 1.15%, an increase of 22 bps from 0.93% for the linked quarter due to the increase in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

YTD Income Statement Highlights (Current YTD Compared to Prior YTD)
•Net income for the current YTD was $1.21 billion, an increase of $148 million or 14% from $1.06 billion for the prior YTD. Net income available to common stockholders for the current YTD was $1.15 billion, an increase of $119 million or 12% from $1.03 billion for the prior YTD. Earnings per basic and diluted common share for the current YTD were $97.95, increases from $76.73 for the prior YTD. The increases in net income and net income available to common stockholders were due to lower provision for credit losses and higher noninterest income, partially offset by lower NII and higher noninterest expense, as further discussed below.
•NII for the current YTD was $3.28 billion, a decrease of $81 million or 2% from $3.36 billion for the prior YTD. NIM was 3.09% for the current YTD and 3.26% for the prior YTD, a decrease of 17 bps. The decreases in NII and NIM were mainly due to a lower yield on loans, lower yields on and average balances of interest-earning deposits at banks and investment securities, lower PAA, and a higher average balance of interest-bearing deposits, partially offset by the impacts of a higher average balance of loans, a decline in the rate paid on interest-bearing deposits, and a decline in the average balance of borrowings due to continued prepayments on the Purchase Money Note.
◦PAA for the current YTD was $87 million, a decrease of $55 million from $142 million for the prior YTD. NIM, excluding PAA(1) was 3.01% for the current YTD, a decrease of 12 bps from 3.13% for the prior YTD.
•Noninterest income for the current YTD was $1.47 billion, an increase of $155 million or 12% from $1.31 billion for the prior YTD, largely due to increases in other noninterest income of $70 million, deposit fees and service charges of $27 million, a favorable change of $21 million in the fair value of marketable equity securities, along with higher rental income on operating lease equipment of $19 million, and increases of $12 million in the gain on sale of leasing equipment and $10 million in wealth management services.
•Noninterest expense for the current YTD was $3.09 billion, an increase of $94 million or 3% from $2.99 billion for the prior YTD, mainly due to increases in personnel cost of $85 million, third-party processing fees of $67 million, maintenance and other operating lease expenses of $19 million, marketing expense of $11 million, and equipment expense of $10 million, partially offset by decreases in acquisition-related expenses of $67 million and other noninterest expense of $27 million.
•Provision for credit losses for the current YTD was $62 million, a decrease of $207 million or 77% from $269 million for the prior YTD. The current YTD included a provision for loan and lease losses of $137 million, partially offset by a benefit for off-balance sheet credit exposure of $76 million.
◦The provision for loan and lease losses for the current YTD was $137 million compared to $259 million for the prior YTD. The $122 million decrease was mainly due to an $82 million ALLL reserve release in the current YTD compared to $4 million in the prior YTD and a decline in net charge-offs of $44 million.
▪The $82 million ALLL reserve release for the current YTD is discussed above as the “Current Quarter Income Statement Highlights” section of this MD&A summarizes the ALLL reserve releases of $74 million and $8 million for the current and linked quarters, respectively.
◦The benefit for off-balance sheet credit exposure for the current YTD was $76 million compared to a provision for the prior YTD of $10 million, resulting in a decrease in provision of $86 million, primarily due to the model updates discussed above in the “Current Quarter Income Statement Highlights” section of this MD&A and changes in the macroeconomic scenarios.
•Income tax expense for the current YTD was $390 million, an increase of $39 million from $351 million for the prior YTD, largely due to higher income before income taxes.
•Return on average assets for the current YTD was 1.04%, an increase of 10 bps from 0.94% for the prior YTD due to the increase in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at June 30, 2026 were $151.03 billion, an increase of $3.10 billion or 2% from $147.93 billion at December 31, 2025. Commercial Bank segment loan growth of $3.73 billion, mainly concentrated in Global Fund Banking, was partially offset by a decrease in General Bank segment loans of $603 million, largely due to the $363 million in amortized cost of SBA commercial loans sold in the SBA Securitization.
•Investment securities at June 30, 2026 were $43.56 billion, an increase of $1.99 billion or 5% from $41.56 billion at December 31, 2025, as purchases of available for sale U.S. treasury securities were partially offset by maturities and paydowns.
•Deposits at June 30, 2026 were $173.43 billion, an increase of $11.85 billion or 7% from $161.58 billion at December 31, 2025. As shown in Table 2 and discussed below, the increase from December 31, 2025 was attributable to deposit growth in Corporate of $6.77 billion primarily due to the Direct Bank and brokered deposits, the Commercial Bank segment of $4.16 billion, and the General Bank segment of $922 million. Noninterest-bearing deposits grew by $1.82 billion or 5% compared to December 31, 2025, and represented 24.5% of total deposits as of June 30, 2026, compared to 25.2% at December 31, 2025.
•Borrowings at June 30, 2026 were $32.19 billion, a decrease of $3.82 billion or 11% from $36.01 billion at December 31, 2025. The decrease was primarily due to prepayments of $5.00 billion on the Purchase Money Note, partially offset by debt issuances of $1.25 billion.
•The ALLL was $1.48 billion at June 30, 2026, compared to $1.57 billion at December 31, 2025, resulting in an ALLL reserve release of $82 million for the current YTD as further discussed above in the “YTD Income Statement Highlights” section of this MD&A. The ALLL as a percentage of loans was 0.98% at June 30, 2026, a decrease of 8 bps from 1.06% at December 31, 2025.
•Interest-earning deposits at banks were $21.13 billion at June 30, 2026, an increase of $1.33 billion compared to $19.80 billion at December 31, 2025, a function of the balance sheet trends discussed above.
•At June 30, 2026, BancShares remained well capitalized with a total risk-based capital ratio of 13.37%, a Tier 1 risk-based capital ratio of 11.73%, a Common Equity Tier 1 (“CET1”) ratio of 10.77% and a Tier 1 leverage ratio of 9.22%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We primarily fund our business through deposits. Deposits represented 84% of total funding at June 30, 2026.

Table 2
Deposit Trends

dollars in millions	Deposit Balance
	June 30, 2026	March 31, 2026	December 31, 2025
General Bank segment	$75,718	$75,914	$74,796
Commercial Bank segment	45,690	47,191	41,532
Corporate and Rail segment	52,019	47,737	45,250
Total deposits	$173,427	$170,842	$161,578

Deposit trends for the segments and Corporate at June 30, 2026 compared to December 31, 2025 are discussed below:
•Corporate deposit growth of $6.77 billion was primarily due to Direct Bank and brokered deposit growth of $3.42 billion and $3.32 billion, respectively. We utilized brokered deposits more prevalently in 2026 as rates were favorable relative to Direct Bank deposits. We will continue to monitor the rate environments for brokered and Direct Bank deposits to determine the target growth for these deposit channels.
•Commercial Bank segment deposit growth of $4.16 billion was mainly in Global Fund Banking and Tech and Healthcare lines of business. Most of the growth was in noninterest-bearing deposits and interest-bearing checking.
•General Bank segment deposit growth of $922 million was primarily concentrated in our Branch Network. Deposit growth was mostly in time deposits and noninterest-bearing deposits.

Refer to the “Results by Segment” for further discussion of changes in deposits at June 30, 2026 compared to March 31, 2026.

Total uninsured deposits were $65.06 billion or 38% of total deposits at June 30, 2026 and $61.81 billion or 38% at December 31, 2025.

Refer to the “Balance Sheet Analysis—Interest-bearing Liabilities—Deposits” section of this MD&A for further discussion of deposits.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At June 30, 2026, we had $59.14 billion in high-quality liquid assets consisting of $20.18 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $38.96 billion in high-quality liquid securities (“HQLS”), mainly comprised of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $17.75 billion and $12.77 billion, respectively. Refer to the “Risk Management—Liquidity Risk” section of this MD&A for further discussion.

In connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note, which had a carrying value of $28.42 billion at June 30, 2026. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. FCB prepaid $2.50 billion of the Purchase Money Note during the current quarter ($5.00 billion during the current YTD), and previously prepaid $2.49 billion in December 2025, which reduced the outstanding balance from $35.85 billion at September 30, 2025 to $28.42 billion at June 30, 2026. Additionally, we prepaid $1.00 billion in July 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect monthly prepayments to be at least $500 million throughout 2026. In the third quarter of 2026, we expect total prepayments of $6 billion to $8 billion, largely driven by expected liquidity from the BMO Branch Acquisition. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits and deposits to be assumed in the BMO Branch Acquisition, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings.

Investment Securities Duration
At June 30, 2026, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was 2.6 years at June 30, 2026. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 3.9 years. Refer to the “Balance Sheet Analysis—Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 3
Investment Securities Summary

dollars in millions	June 30, 2026
	Composition (1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	80.2%	$34,510	$33,983	98.5%
Total investment securities held to maturity	19.4	9,418	8,214	87.2
Investment in marketable equity securities	0.4	95	156	164.5
Total investment securities	100.0%	$44,023	$42,353
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At June 30, 2026, all regulatory capital ratios for BancShares and FCB exceeded the prompt corrective action (“PCA”) thresholds, well capitalized thresholds, and Basel III requirements established by the federal banking agencies as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 4
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Jun 30, 2026	Mar 31, 2026			Jun 30, 2026	Mar 31, 2026	Increase (Decrease) bps	Jun 30, 2026	Mar 31, 2026	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$149,275	$148,666	$609	0.4%	6.05%	6.01%	4	$2,253	$2,206	$47	$16	$31
Investment securities	42,891	41,757	1,134	2.7	3.72	3.67	5	398	382	16	11	5
Securities purchased under agreements to resell	323	305	18	5.7	3.60	3.65	(5)	3	2	1	1	—
Interest-earning deposits at banks	21,501	21,824	(323)	(1.5)	3.67	3.64	3	197	196	1	(2)	3
Total interest-earning assets (2)	$213,990	$212,552	$1,438	0.7	5.34	5.30	4	$2,851	$2,786	$65	$26	$39

Noninterest-earning assets	21,210	20,629	581	2.8
Total assets	$235,200	$233,181	$2,019	0.9

Interest-bearing deposits
Checking with interest	$26,146	$25,341	$805	3.2%	1.60%	1.52%	8	$104	$95	$9	$3	$6
Money market	40,889	41,196	(307)	(0.7)	2.35	2.38	(3)	240	242	(2)	(1)	(1)
Savings	48,357	46,720	1,637	3.5	3.48	3.46	2	420	398	22	18	4
Time deposits	13,993	11,946	2,047	17.1	3.36	3.31	5	117	98	19	18	1
Total interest-bearing deposits	129,385	125,203	4,182	3.3	2.73	2.70	3	881	833	48	38	10
Borrowings:
Short-term borrowings	162	197	(35)	(17.6)	0.35	0.37	(2)	—	—	—	—	—
Senior unsecured borrowings	1,136	718	418	58.2	5.13	5.23	(10)	14	10	4	4	—
Subordinated debt	1,755	1,771	(16)	(0.9)	5.27	5.28	(1)	24	23	1	1	—
Other borrowings	30,176	32,648	(2,472)	(7.6)	3.66	3.66	—	276	299	(23)	(23)	—
Long-term borrowings	33,067	35,137	(2,070)	(5.9)	3.80	3.78	2	314	332	(18)	(18)	—
Total borrowings	33,229	35,334	(2,105)	(6.0)	3.78	3.76	2	314	332	(18)	(18)	—
Total interest-bearing liabilities	$162,614	$160,537	$2,077	1.3%	2.95	2.93	2	$1,195	$1,165	$30	$20	$10

Noninterest-bearing liabilities	$50,406	$50,157	$249	0.5%
Stockholders' equity	22,180	22,487	(307)	(1.4)
Total liabilities and stockholders’ equity	$235,200	$233,181	$2,019	0.9

Net interest spread (2)					2.39%	2.37%	2
Net interest margin and net interest income (2)					3.10%	3.09%	1	$1,656	$1,621	$35
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
•NII for the current quarter was $1.66 billion, an increase of $35 million or 2% from $1.62 billion for the linked quarter. NII, excluding PAA,(1) was $1.61 billion for the current quarter, an increase of $26 million, from $1.58 billion for the linked quarter. The main reasons for the increases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on loans and leases for the current quarter was $2.25 billion, an increase of $47 million or 2% from $2.21 billion for the linked quarter, mainly due to a higher yield, a higher average balance, and higher loan PAA.
▪Interest income on loans and leases, excluding loan PAA,(1) was $2.20 billion for the current quarter, an increase of $40 million or 2% from $2.16 billion for the linked quarter. Loan PAA was $55 million in the current quarter, an increase of $7 million or 16% from $48 million in the linked quarter, mainly a result of accelerated PAA for prepayments of residential mortgage loans.
◦Interest expense on borrowings for the current quarter was $314 million, a decrease of $18 million or 5% from $332 million for the linked quarter, mainly due to a decline in the average balance as we repaid an additional $2.50 billion of the Purchase Money Note, partially offset by the Current Quarter Debt Issuance.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current quarter was $401 million, an increase of $17 million or 4% from $384 million for the linked quarter, due to a higher yield and a higher average balance.
◦Interest expense on interest-bearing deposits for the current quarter was $881 million, an increase of $48 million or 6% from $833 million for the linked quarter, due to a higher average balance and a higher rate paid.
•NIM for the current quarter was 3.10%, an increase of 1 bp from 3.09% for the linked quarter. NIM, excluding PAA,(1) was 3.01% for the current and linked quarters. The modest increase in NIM was mainly due to higher yields on and average balances of loans and investment securities, and a decline in the average balance of borrowings as we repaid an additional $2.5 billion of the Purchase Money Note, partially offset by a higher average balance of and rate paid on interest-bearing deposits.
◦The yield on average interest-earning assets for the current quarter was 5.34%, an increase of 4 bps from 5.30% for the linked quarter, mainly due to higher yields on and average balances of loans and investment securities.
◦The rate paid on average interest-bearing liabilities for the current quarter was 2.95%, an increase of 2 bps from 2.93% for the linked quarter, primarily due to increases in the average balance of and rate paid on interest-bearing deposits, partially offset by the impact of lower average borrowings.
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

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Jun 30, 2026	Jun 30, 2025			Jun 30, 2026	Jun 30, 2025	Increase (Decrease) bps	Jun 30, 2026	Jun 30, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$149,275	$140,699	$8,576	6.1%	6.05%	6.47%	(42)	$2,253	$2,270	$(17)	$134	$(151)
Investment securities	42,891	43,935	(1,044)	(2.4)	3.72	3.79	(7)	398	416	(18)	(10)	(8)
Securities purchased under agreements to resell	323	237	86	36.2	3.60	4.34	(74)	3	3	—	1	(1)
Interest-earning deposits at banks	21,501	23,304	(1,803)	(7.8)	3.67	4.40	(73)	197	256	(59)	(19)	(40)
Total interest-earning assets (2)	$213,990	$208,175	$5,815	2.8	5.34	5.67	(33)	$2,851	$2,945	$(94)	$106	$(200)

Noninterest-earning assets	21,210	19,377	1,833	9.5
Total assets	$235,200	$227,552	$7,648	3.4

Interest-bearing deposits
Checking with interest	$26,146	$22,929	$3,217	14.0%	1.60%	1.69%	(9)	$104	$97	$7	$12	$(5)
Money market	40,889	37,980	2,909	7.7	2.35	2.84	(49)	240	269	(29)	20	(49)
Savings	48,357	46,163	2,194	4.8	3.48	3.72	(24)	420	428	(8)	20	(28)
Time deposits	13,993	11,510	2,483	21.6	3.36	3.48	(12)	117	100	17	21	(4)
Total interest-bearing deposits	129,385	118,582	10,803	9.1	2.73	3.02	(29)	881	894	(13)	73	(86)
Borrowings:
Short-term borrowings	162	471	(309)	(65.5)	0.35	0.57	(22)	—	—	—	—	—
Senior unsecured borrowings	1,136	555	581	104.5	5.13	5.27	(14)	14	8	6	6	—
Subordinated debt	1,755	1,473	282	19.2	5.27	5.23	4	24	19	5	5	—
Other borrowings	30,176	35,880	(5,704)	(15.9)	3.66	3.66	—	276	329	(53)	(53)	—
Long-term borrowings	33,067	37,908	(4,841)	(12.8)	3.80	3.74	6	314	356	(42)	(42)	—
Total borrowings	33,229	38,379	(5,150)	(13.4)	3.78	3.71	7	314	356	(42)	(42)	—
Total interest-bearing liabilities	$162,614	$156,961	$5,653	3.6%	2.95	3.19	(24)	$1,195	$1,250	$(55)	$31	$(86)

Noninterest-bearing liabilities	$50,406	$48,103	$2,303	4.8%
Stockholders' equity	22,180	22,488	(308)	(1.4)
Total liabilities and stockholders’ equity	$235,200	$227,552	$7,648	3.4

Net interest spread (2)					2.39%	2.48%	(9)
Net interest margin and net interest income (2)					3.10%	3.26%	(16)	$1,656	$1,695	$(39)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

Table 6
Average Balances, Yields and Rates, NII, and NIM (Current YTD Compared to Prior YTD)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Six Months Ended		Increase (Decrease)		Six Months Ended			Six Months Ended			Increase (Decrease) due to:
	Jun 30, 2026	Jun 30, 2025			Jun 30, 2026	Jun 30, 2025	Increase (Decrease) bps	Jun 30, 2026	Jun 30, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$148,973	$140,099	$8,874	6.3%	6.03%	6.48%	(45)	$4,459	$4,506	$(47)	$276	$(323)
Investment securities	42,327	43,746	(1,419)	(3.2)	3.70	3.79	(9)	780	827	(47)	(27)	(20)
Securities purchased under agreements to resell	314	260	54	21.0	3.63	4.36	(73)	5	6	(1)	—	(1)
Interest-earning deposits at banks	21,662	23,003	(1,341)	(5.8)	3.65	4.39	(74)	393	501	(108)	(27)	(81)
Total interest-earning assets (2)	$213,276	$207,108	$6,168	3.0	5.32	5.67	(35)	$5,637	$5,840	$(203)	$222	$(425)

Noninterest-earning assets	20,921	19,398	1,523	7.8
Total assets	$234,197	$226,506	$7,691	3.4

Interest-bearing deposits
Checking with interest	$25,746	$23,427	$2,319	9.9%	1.56%	1.73%	(17)	$199	$201	$(2)	$19	$(21)
Money market	41,041	37,373	3,668	9.8	2.37	2.84	(47)	482	526	(44)	48	(92)
Savings	47,543	45,046	2,497	5.5	3.47	3.79	(32)	818	845	(27)	45	(72)
Time deposits	12,975	12,060	915	7.6	3.34	3.60	(26)	215	215	—	16	(16)
Total interest-bearing deposits	127,305	117,906	9,399	8.0	2.72	3.06	(34)	1,714	1,787	(73)	128	(201)
Borrowings:
Short-term borrowings	180	450	(270)	(60.1)	0.36	0.55	(19)	—	1	(1)	(1)	—
Senior unsecured borrowings	928	363	565	155.6	5.16	5.16	—	24	10	14	14	—
Subordinated debt	1,763	1,218	545	44.8	5.27	4.49	78	47	27	20	15	5
Other borrowings	31,405	35,861	(4,456)	(12.4)	3.66	3.66	—	575	657	(82)	(82)	—
Long-term borrowings	34,096	37,442	(3,346)	(8.9)	3.79	3.70	9	646	694	(48)	(53)	5
Total borrowings	34,276	37,892	(3,616)	(9.5)	3.77	3.66	11	646	695	(49)	(54)	5
Total interest-bearing liabilities	$161,581	$155,798	$5,783	3.7%	2.94	3.20	(26)	$2,360	$2,482	$(122)	$74	$(196)

Noninterest-bearing liabilities	$50,284	$48,236	$2,048	4.2%
Stockholders' equity	22,332	22,472	(140)	(0.6)
Total liabilities and stockholders’ equity	$234,197	$226,506	$7,691	3.4

Net interest spread (2)					2.38%	2.47%	(9)
Net interest margin and net interest income (2)					3.09%	3.26%	(17)	$3,277	$3,358	$(81)
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
•NII for the current YTD was $3.28 billion, a decrease of $81 million or 2% from $3.36 billion for the prior YTD. NII, excluding PAA,(1) was $3.19 billion for the current YTD, a decrease of $26 million from $3.22 billion for the prior YTD. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on interest-earning deposits at banks for the current YTD was $393 million, a decrease of $108 million or 22% from $501 million for the prior YTD, due to a decline in the federal funds rate and a lower average balance.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current YTD was $785 million, a decrease of $48 million or 6% from $833 million for the prior YTD, due to a lower average balance and a decline in yield.
◦Interest income on loans and leases for the current YTD was $4.46 billion, a decrease of $47 million or 1% from $4.51 billion for the prior YTD, mainly due to a lower yield and lower loan PAA, partially offset by a higher average balance.
•Interest income on loans and leases, excluding loan PAA,(1) was $4.36 billion for the current YTD, an increase of $9 million from $4.35 billion for the prior YTD.
•Loan PAA was $103 million in the current YTD, a decrease of $56 million or 35% from $159 million for the prior YTD.
◦Interest expense on interest-bearing deposits for the current YTD was $1.71 billion, a decrease of $73 million or 4% from $1.79 billion for the prior YTD, as a lower rate paid was partially offset by the impact of a higher average balance.
◦Interest expense on borrowings for the current YTD was $646 million, a decrease of $49 million or 7% from $695 million for the prior YTD, primarily due to a lower average balance as a result of $5.00 billion prepayments on the Purchase Money Note, partially offset by current YTD debt issuances of $1.25 billion and a higher rate paid on subordinated debt.
•NIM for the current YTD was 3.09%, a decrease of 17 bps from 3.26% for the prior YTD. NIM, excluding PAA,(1) was 3.01% for the current YTD, a decrease of 12 bps from 3.13% for the prior YTD.
◦The yield on average interest-earning assets for the current YTD was 5.32%, a decrease of 35 bps from 5.67% for the prior YTD, mainly due to a decline in yield on loans, as well as lower loan PAA and lower yields on and average balances of interest-earning deposits at banks and investment securities, partially offset by a higher average balance of loans.
◦The rate paid on average interest-bearing liabilities for the current YTD was 2.94%, a decrease of 26 bps from 3.20% for the prior YTD, primarily due to a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, partially offset by a higher average balance of interest-bearing deposits and a higher rate paid for subordinated debt.
(1) Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.

The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 7
Average Interest-earning Asset Mix

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Loans and leases	70%	70%	68%	70%	68%
Investment securities	20	20	21	20	21
Interest-earning deposits at banks	10	10	11	10	11
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows the average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 8
Average Interest-bearing Liability Mix

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Total interest-bearing deposits	80%	78%	76%	79%	76%
Long-term borrowings	20	22	24	21	24
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Provision for loan and lease losses	$34	$103	$111	$(69)	(67.5)%	$137	$259	(122)	(47.0)%
(Benefit) provision for off-balance sheet credit exposure	(44)	(32)	4	(12)	(36.6)	(76)	10	(86)	NM
Provision for other receivables	—	1	—	(1)	(100.0)	1	—	1	100.0
(Benefit) provision for credit losses	$(10)	$72	$115	$(82)	(113.9)%	$62	$269	$(207)	(77.0)%

Benefit for credit losses was $10 million for the current quarter, compared to a provision for credit losses of $72 million for the linked quarter. The current quarter included a provision for loan and lease losses of $34 million that was more than offset by a benefit for off-balance sheet credit exposure of $44 million.
•The provision for loan and lease losses for the current quarter was $34 million, compared to $103 million for the linked quarter. The $69 million decrease was mainly attributable to the impact of a $74 million reserve release in the current quarter compared to an $8 million reserve release in the linked quarter, as well as a decline of $3 million in net charge-offs.
◦The $74 million ALLL reserve release in the current quarter was largely driven by lower specific reserves, improvements in credit quality including updates to certain models used to estimate the ALLL as further discussed in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A, changes in the macroeconomic scenarios, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios.
◦The $8 million reserve release in the linked quarter was driven by loan growth concentrated in capital call lines and changes in the macroeconomic scenarios, partially offset by higher reserves for individually evaluated loans.
•The benefit for off-balance sheet credit exposure was $44 million, an increase of $12 million from $32 million for the linked quarter, primarily due to the model updates discussed above and changes in the macroeconomic scenarios.

Provision for credit losses for the current YTD was $62 million, a decrease of $207 million or 77% from $269 million for the prior YTD. The current YTD included a provision for loan and lease losses of $137 million, partially offset by a benefit for off-balance sheet credit exposure of $76 million.
•The provision for loan and lease losses for the current YTD was $137 million compared to $259 million for the prior YTD. The $122 million decrease was mainly due to an $82 million ALLL reserve release in the current YTD compared to $4 million in the prior YTD and a decline in net charge-offs of $44 million. The current YTD ALLL reserve release of $82 million is addressed in the summary above, which discusses the reserve releases of $74 million and $8 million for the current and linked quarters, respectively.
◦The $4 million ALLL reserve release in the prior YTD primarily reflected decreases related to Hurricane Helene, other credit quality improvements, growth concentrated in capital call lines, and a modest shift in our weighting from the downside to baseline economic scenario.
•The benefit for off-balance sheet credit exposure for the current YTD was $76 million compared to a provision for the prior YTD of $10 million, resulting in a decrease in provision of $86 million, primarily due to the model updates discussed above and changes in the macroeconomic scenarios.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk” section of this MD&A and in Note 6—Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents noninterest income:

Table 10
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Rental income on operating lease equipment	$280	$281	$272	$(1)	(0.1)%	$561	$542	$19	3.5%
Lending-related fees	73	69	69	4	4.4	142	135	7	4.9
Deposit fees and service charges	74	70	59	4	5.1	144	117	27	23.1
Client investment fees	59	53	52	6	13.8	112	105	7	7.6
Wealth management services	62	59	55	3	4.5	121	111	10	8.6
International fees	36	35	33	1	(0.4)	71	65	6	8.9
Factoring commissions	18	17	18	1	8.1	35	35	—	—
Cardholder services, net	38	38	41	—	—	76	82	(6)	(6.9)
Merchant services, net	13	13	13	—	—	26	27	(1)	(3.4)
Insurance commissions	13	13	14	—	—	26	28	(2)	(7.5)
Fair value adjustment on marketable equity securities, net	15	3	2	12	370.3	18	(3)	21	759.6
Gain on sale of leasing equipment, net	14	11	8	3	15.0	25	13	12	91.9
Loss on extinguishment of debt	(7)	(8)	—	1	11.6	(15)	—	(15)	(100.0)
Other noninterest income	88	38	42	50	138.1	126	56	70	126.7
Total noninterest income	$776	$692	$678	$84	12.1%	$1,468	$1,313	$155	11.8%

Noninterest income for the current quarter was $776 million, an increase of $84 million or 12% from $692 million for the linked quarter, primarily due to the following:
•The increase of $50 million in other noninterest income was mainly attributable to a $27 million increase in the fair value of equity warrants and a $17 million gain on sale of tax credit investments. Our equity warrant portfolio could continue to grow, and changes in fair value will largely depend on market conditions affecting the underlying entities, primarily private venture-backed companies in the technology, life sciences, or healthcare industries.
•The increase of $12 million in the fair value of marketable equity securities was due to higher market prices for the underlying securities.
•The increase of $6 million in client investment fees was mostly due to higher transaction volumes and average balances.
•Lending-related fees increased $4 million, mainly due to line of credit fees.
•Deposit fees and service charges increased $4 million, largely attributable to overdraft fees.
•The loss on extinguishment of debt for the current and linked quarters were due to continued prepayments of the Purchase Money Note.

Noninterest income for the current YTD was $1.47 billion, an increase of $155 million or 12% from $1.31 billion for the prior YTD as further discussed below:
•The increase of $70 million in other noninterest income was mainly attributable to a $34 million increase in the fair value of equity warrants discussed above, a $17 million gain on sale of tax credit investments, a $10 million increase in other real estate owned (“OREO”) income due to a write down in the prior YTD, and a $6 million increase in derivative fee income largely due to higher commercial client transaction volumes.
•The increase of $27 million in deposit fees and service charges was primarily due to higher overdraft fees charged, and higher volume-related service charges for commercial clients.
•The increase of $19 million in rental income on operating lease equipment was mainly the result of growth in the railcar portfolio.
•The $21 million increase in the fair value of marketable equity securities was due to higher market prices for the underlying securities.
•The increase of $12 million in gain on sale of leasing equipment was primarily the result of higher volume of rail equipment sales.
•The increase of $10 million in wealth management services was primarily due to growth in assets under management.

Noninterest Expense

The following table presents noninterest expense:

Table 11
Noninterest Expense

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Depreciation on operating lease equipment	$101	$101	$100	$—	—%	$202	$198	$4	2.0%
Maintenance and other operating lease expenses	67	65	55	2	3.4	132	113	19	16.5
Personnel cost	844	869	810	(25)	(2.9)	1,713	1,628	85	5.3
Net occupancy expense	59	60	61	(1)	(0.9)	119	119	—	—
Equipment expense	141	136	131	5	2.9	277	267	10	3.7
Professional fees	26	24	30	2	4.2	50	55	(5)	(10.1)
Third-party processing fees	100	93	63	7	6.7	193	126	67	52.5
FDIC insurance expense	39	38	38	1	—	77	76	1	0.9
Marketing expense	45	30	32	15	48.9	75	64	11	17.2
Acquisition-related expenses	8	5	38	3	90.4	13	80	(67)	(83.7)
Intangible asset amortization	11	13	13	(2)	(13.8)	24	28	(4)	(16.6)
Other noninterest expense	110	102	129	8	8.8	212	239	(27)	(11.2)
Total noninterest expense	$1,551	$1,536	$1,500	$15	0.9%	$3,087	$2,993	$94	3.1%

Noninterest expense for the current quarter was $1.55 billion, an increase of $15 million or 1% from $1.54 billion for the linked quarter as further discussed below:
•The increase of $15 million in marketing expense was primarily related to promotions for Direct Bank deposits.
•The increase of $8 million in other noninterest expense was largely driven by the timing of charitable contributions.
•Third-party processing fees and equipment expense increased $7 million and $5 million, respectively, as we advanced our long-term digital infrastructure dedicated to data center modernization and enhanced client-facing capabilities.
•The increases above were partially offset by a decrease of $25 million in personnel cost, largely driven by lower incentive compensation and seasonal declines as employees reach annual benefit limits, partly tempered by merit increases, one additional payroll day, and higher health insurance claims.

Noninterest expense for the current YTD was $3.09 billion, an increase of $94 million or 3% from $2.99 billion for the prior YTD as further discussed below:
•The increase in personnel cost of $85 million was mainly due to higher salaries, reflecting higher merit and promotion costs and net staff additions, in addition to higher employee benefit costs.
•Third-party processing fees and equipment expense increased $67 million and $10 million, respectively, as we advanced our long-term digital infrastructure dedicated to data center modernization and enhanced client-facing capabilities.
•The increase of $19 million in maintenance and other operating lease expenses reflects timing and the number of railcars coming on or off lease as well as asset condition. Refer to the “Results by Segment—Rail” section of this MD&A for further information.
•The increase of $11 million in marketing expense was primarily related to marketing promotions for Direct Bank deposits.
•The decrease in acquisition-related expenses of $67 million is summarized in Table 12 and discussed below.
•The decrease in other noninterest expense of $27 million was largely attributable to the prior YTD, which included accruals totaling $15 million resulting from a vendor dispute and an increase in litigation reserves.

Table 12
Acquisition-related Expenses

dollars in millions	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Personnel cost	$2	$1	$15	$3	$30
Professional fees	—	1	20	1	46
Other acquisition-related expense	6	3	3	9	4
Total acquisition-related expense	$8	$5	$38	$13	$80

The 2026 acquisition-related expenses relate to the pending BMO Branch Acquisition. Acquisition-related expenses for the prior year quarter and prior YTD include costs related to previous acquisitions.

Personnel cost for the 2026 periods primarily relate to temporary contract labor costs. Personnel costs for the 2025 periods mainly included severance and retention costs for employees associated with business combinations. These amounts are recognized over the requisite service period, if any.

Acquisition-related professional fees mainly include consulting, legal and accounting costs associated with business combinations and the related integration, optimization, and business process reengineering, including enhancements to technology. These amounts are expensed as incurred.

Income Taxes

Table 13
Income Tax Data

dollars in millions	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Income before income taxes	$891	$705	$758	$1,596	$1,409
Income tax expense	$219	$171	$183	$390	$351
Effective income tax rate	24.5%	24.3%	24.1%	24.4%	24.9%
The effective income tax rate (“ETR”) was 24.5% for the current quarter compared to 24.3% for the linked quarter. The ETRs were 24.4% and 24.9% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the ETR compared to the prior YTD was primarily due to higher tax credit benefits for 2026.

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

General Bank
Table 14
General Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Net interest income	$819	$813	$824	$6	0.8%	$1,632	$1,612	$20	1.2%
Total noninterest income	187	172	164	15	8.5	359	328	31	9.3
Total revenue	1,006	985	988	21	2.1	1,991	1,940	51	2.6
Personnel cost	209	215	207	(6)	(2.9)	424	417	7	1.5
All other noninterest expense	392	385	373	7	1.8	777	728	49	6.6
Total noninterest expense	601	600	580	1	0.1	1,201	1,145	56	4.8
Provision for credit losses	54	17	13	37	215.5	71	59	12	20.9
Income before income taxes	351	368	395	(17)	(4.6)	719	736	(17)	(2.3)
Income tax expense	85	90	101	(5)	(5.6)	175	189	(14)	(7.4)
Net income	$266	$278	$294	$(12)	(4.2)	$544	$547	$(3)	(0.5)
Select Period End Balances
Loans and leases	$64,355	$64,367	$64,987	$(12)	—%	$64,355	$64,987	$(632)	(1.0)%
Deposits	75,718	75,914	73,499	(196)	(0.3)	75,718	73,499	2,219	3.0

General Bank segment net income for the current quarter decreased $12 million from the linked quarter, primarily due to an increase in provision for credit losses, partially offset by higher noninterest income and NII.
•The $37 million increase in provision for credit losses was mostly due to an ALLL reserve release in the linked quarter, partially offset by lower net charge-offs in the current quarter.
•The $15 million increase in noninterest income was primarily due to higher gains on loan sales, including a gain on the SBA Securitization, deposit fees and service charges, and wealth management services.
•The $6 million increase in NII was mostly due to a modest increase in loan yield.

General Bank segment loans were $64.36 billion at June 30, 2026, a modest decline of $12 million or less than 1% compared to $64.37 billion at March 31, 2026.

General Bank segment deposits were $75.72 billion at June 30, 2026, a marginal decrease of $196 million or less than 1% compared to $75.91 billion at March 31, 2026.

General Bank segment net income for the current YTD decreased $3 million or less than 1% compared to the prior YTD, primarily due to higher noninterest expense and provision for credit losses, partially offset by higher noninterest income and NII.
•The $56 million increase in total noninterest expense was mainly due to a $49 million increase in all other noninterest expense, which includes allocated expenses.
•The $12 million increase in provision for credit losses was largely due to higher net charge-offs, partially offset by a lower ALLL reserve build.
•The $31 million increase in total noninterest income was mostly due to higher deposit fees and service charges, including overdraft fees, and wealth management services.
•The $20 million increase in NII was largely due to a higher yield on loans and a lower rate paid on interest-bearing deposits.

Commercial Bank

Table 15
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Net interest income	$805	$802	$789	$3	0.5%	$1,607	$1,575	$32	2.0%
Noninterest Income
Rental income on operating lease equipment	54	55	54	(1)	(2.6)	109	110	(1)	(1.4)
All other noninterest income	270	230	228	40	17.5	500	429	71	16.7
Total noninterest income	324	285	282	39	13.6	609	539	70	13.0
Total revenue	1,129	1,087	1,071	42	3.9	2,216	2,114	102	4.8
Noninterest Expense
Personnel cost	186	199	183	(13)	(6.3)	385	373	12	3.6
Depreciation on operating lease equipment	43	43	44	—	—	86	88	(2)	(2.6)
All other noninterest expense	400	404	422	(4)	(1.2)	804	842	(38)	(4.6)
Total noninterest expense	629	646	649	(17)	(2.7)	1,275	1,303	(28)	(2.1)
(Benefit) provision for credit losses	(64)	55	102	(119)	(216.5)	(9)	210	(219)	(104.3)
Income before income taxes	564	386	320	178	46.4	950	601	349	58.1
Income tax expense	136	95	82	41	44.4	231	154	77	49.5
Net income	$428	$291	$238	$137	47.1	$719	$447	$272	61.0
Select Period End Balances
Loans and leases	$86,635	$84,263	$76,220	$2,372	2.8%	$86,635	$76,220	$10,415	13.7%
Operating lease equipment, net	723	717	750	6	0.8	723	750	(27)	(3.6)
Deposits	45,690	47,191	40,697	(1,501)	(3.2)	45,690	40,697	4,993	12.3
Table 16
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Rental income on operating leases (GAAP)	$54	$55	$54	$(1)	(2.6)%	$109	$110	$(1)	(1.4)%
Less: depreciation on operating lease equipment	43	43	44	—	—	86	88	(2)	(2.6)
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$11	$12	$10	$(1)	(8.3)	$23	$22	$1	4.6
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Commercial Bank segment net income for the current quarter increased $137 million compared to the linked quarter, primarily due to a benefit for credit losses, higher noninterest income, and lower noninterest expense.
•The $119 million decrease in provision for credit losses was largely due to an ALLL reserve release for commercial and industrial, as well as commercial real estate, as discussed further in the “Risk Management—Credit Risk—ALLL Methodology” section later in this MD&A.
•The $39 million increase in total noninterest income was largely attributable to an increase in the fair value of derivatives, higher client investment fees and gains on sales of leasing equipment.
•The $17 million decrease in total noninterest expense mainly included a $13 million decrease in personnel cost and a $4 million decrease in all other noninterest expense, which includes allocated expenses.

Commercial Bank segment loans were $86.64 billion at June 30, 2026, an increase of $2.37 billion from $84.26 billion at March 31, 2026, mainly concentrated in Global Fund Banking.

Commercial Bank deposits were $45.69 billion at June 30, 2026, a decrease of $1.50 billion from $47.19 billion at March 31, 2026, largely due to large short-term deposits which moved off-balance sheet shortly after March 31, 2026.

Commercial Bank segment net income for the current YTD increased $272 million compared to the prior YTD, primarily due to a lower provision for credit losses, higher noninterest income, higher NII, and lower noninterest expense.
•The $219 million decrease in provision for credit losses was largely due to an ALLL reserve release as mentioned above, in addition to lower net charge-offs. Refer to the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A for further discussion.
•The $70 million increase in total noninterest income was largely due to the increases in lending-related fees, the fair value of derivatives, and client investment fees.
•The $32 million increase in NII was largely due to the impact of loan growth and a lower rate paid on interest-bearing deposits, partially offset by a lower yield on loans, and deposit growth.
•The $28 million decrease in total noninterest expense was mainly due to a $38 million decrease in all other noninterest expense, which includes allocated expenses, partially offset by a $12 million increase in personnel cost.

Rail
Table 17
Rail: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Net interest expense	$(59)	$(58)	$(53)	$(1)	(2.1)%	$(117)	$(105)	$(12)	(10.9)%
Noninterest Income
Rental income on operating lease equipment	226	226	218	—	—	452	432	20	4.7
All other noninterest income	7	9	3	(2)	(28.0)	16	5	11	185.5
Total noninterest income	233	235	221	(2)	(0.6)	468	437	31	7.0
Total revenue	174	177	168	(3)	(1.5)	351	332	19	5.8
Noninterest Expense
Personnel cost	6	8	6	(2)	(14.6)	14	14	—	—
Depreciation on operating lease equipment	58	58	56	—	—	116	110	6	5.7
Maintenance and other operating lease expenses	67	65	55	2	3.4	132	113	19	16.5
All other noninterest expense	18	17	26	1	1.5	35	40	(5)	(15.0)
Total noninterest expense	149	148	143	1	1.4	297	277	20	6.9
Income before income taxes	25	29	25	(4)	(15.4)	54	55	(1)	(1.0)
Income tax expense	6	7	6	(1)	(16.6)	13	14	(1)	(5.0)
Net income	$19	$22	$19	$(3)	(15.1)%	$41	$41	$—	—
Select Period End Balances
Loans and leases	$44	$62	$62	$(18)	(29.7)%	$44	$62	$(18)	(29.6)%
Operating lease equipment, net	9,032	8,968	8,716	64	0.7	9,032	8,716	316	3.6
Deposits	2	2	3	—	(1.5)	2	3	(1)	(15.7)

Table 18
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Rental income on operating leases (GAAP)	$226	$226	$218	$—	—%	$452	$432	$20	4.7%
Less: depreciation on operating lease equipment	58	58	56	—	—	116	110	6	5.7
Less: maintenance and other operating lease expenses	67	65	55	2	3.4	132	113	19	16.5
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$101	$103	$107	$(2)	(1.9)	$204	$209	$(5)	(2.4)
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most comparable GAAP measure to the non-GAAP measure.

Rail segment net income for the current quarter decreased $3 million compared to the linked quarter, mostly due to lower gains on sales of leasing equipment.

Rail segment net income for the current YTD was relatively unchanged compared to the prior YTD, as higher rental income on operating lease equipment and other noninterest income was offset by higher total noninterest expense and higher net interest expense.
•The $20 million increase in rental income on operating lease equipment reflected portfolio growth and strong repricing.
•The $11 million increase in all other noninterest income reflects higher gains on sales of operating lease equipment.
•The $12 million increase in net interest expense was primarily due to higher funding costs and an increase in operating lease equipment.
•Total noninterest expense increased $20 million. Depreciation on operating lease equipment increased $6 million, reflective of growth in operating lease equipment, and maintenance and other operating lease expenses increased $19 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition. All other noninterest expense decreased $5 million as the prior YTD included a charge related to a vendor dispute.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 115% of the average prior or expiring lease rate during the current quarter. Railcar utilization, including commitments to lease, was 96.7% at June 30, 2026 and 96.2% at December 31, 2025.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at June 30, 2026 consisted of 129,331 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating Lease Railcar Portfolio by Type (units and net investment)

	June 30, 2026		March 31, 2026		December 31, 2025
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	41%	45%	41%
Tank cars	28	40	28	39	28	39
Mill/ coil gondolas	8	5	8	6	8	6
Coal	6	1	6	1	6	1
Boxcars	5	5	5	5	5	5
Other	8	8	8	8	8	8
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	June 30, 2026		March 31, 2026		December 31, 2025
Manufacturing	$3,988	44%	$3,908	44%	$3,782	43%
Rail	2,017	22	2,010	22	2,047	23
Wholesale	1,567	18	1,582	18	1,554	18
Oil and gas extraction / services	468	5	475	5	487	5
Energy and utilities	188	2	198	2	206	2
Other	804	9	795	9	806	9
Total	$9,032	100%	$8,968	100%	$8,882	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Six Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	June 30, 2026	March 31, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Net interest income	$91	$64	$135	$27	40.7%	$155	$276	$(121)	(43.7)%
Total noninterest income	32	—	11	32	100.0	32	9	23	268.9
Total revenue	123	64	146	59	89.9	187	285	(98)	(34.1)
Personnel cost	443	447	414	(4)	(1.1)	890	824	66	8.0
Acquisition-related expenses	8	5	38	3	90.4	13	80	(67)	(83.7)
All other noninterest expense (1)	(279)	(310)	(324)	31	9.8	(589)	(636)	47	7.6
Total noninterest expense	172	142	128	30	20.6	314	268	46	17.7
Provision for credit losses	—	—	—	—	—	—	—	—	—
Loss before income taxes	(49)	(78)	18	29	36.9	(127)	17	(144)	NM
Income tax (benefit) expense	(8)	(21)	(6)	13	56.8	(29)	(6)	(23)	(336.7)
Net (loss) income	$(41)	$(57)	$24	$16	29.9	$(98)	$23	$(121)	(517.2)
Select Period End Balances
Deposits	52,017	47,735	45,736	4,282	9.0%	52,017	45,736	6,281	13.7%
(1) Under our segment expense allocation methodology, allocated expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the Corporate table above includes the effect of allocated expenses, resulting in a reduction to expense (i.e., contra expense).

The Corporate loss before income taxes was $49 million for the current quarter, compared to $78 million for the linked quarter. The $29 million change was mainly due to the following:
•Total noninterest income increased $32 million, largely due to the gain on sale of tax credit investments and an increase in the fair value of marketable equity securities.
•NII increased $27 million, mainly due to a higher yield on and average balance of investment securities, higher loan PAA, and a lower average balance of borrowings mainly due to prepayments of the Purchase Money Note, partially offset by a higher average balance of interest-bearing deposits.
•Total noninterest expenses increased $30 million, primarily due to higher all other noninterest expense, which includes allocated expenses.

Corporate deposits were $52.02 billion at June 30, 2026, an increase of $4.28 billion compared to $47.74 billion at March 31, 2026, as Direct Bank and brokered deposits increased $2.81 billion and $1.49 billion, respectively. At June 30, 2026, Corporate deposits primarily included $48.22 billion of Direct Bank deposits, the vast majority of which are savings, and $3.32 billion of brokered deposits, which are further discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” section of this MD&A.

The Corporate loss before income taxes was $127 million for the current YTD, compared to income before income taxes of $17 million for the prior YTD. The $144 million change primarily reflected lower NII and higher noninterest expense, partially offset by higher noninterest income.
•NII decreased $121 million mainly due to the impacts of lower average balances of and yields on interest-earning deposits at banks and investment securities, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, mainly due to prepayments of the Purchase Money Note.
•Total noninterest expenses increased $46 million. All other noninterest expense, which includes allocated expenses, increased $47 million. Personnel cost increased $66 million, mainly due to higher salaries, reflecting higher merit and promotion costs and net staff additions, in addition to higher employee benefit costs. The decrease in acquisition-related expenses of $67 million is summarized in Table 12 and discussed in the “Results of Operations—Noninterest Expense” section of this MD&A.
•Total noninterest income increased $23 million, largely due to the gain on sale of tax credit investments, and an increase in the fair value of marketable equity securities, partially offset by the loss on extinguishment of debt.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of June 30, 2026 totaled $21.13 billion, an increase of $1.33 billion or 7% from $19.80 billion at December 31, 2025. The increase from December 31, 2025 is a function of the balance sheet trends discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at June 30, 2026 totaled $737 million, an increase of $505 million from $232 million at December 31, 2025, due primarily to timing of these short-term investments.

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

The carrying value of investment securities at June 30, 2026 totaled $43.56 billion, an increase of $1.99 billion or 5% from $41.56 billion at December 31, 2025. The increase mainly resulted from purchases of $8.79 billion, which were primarily short duration available for sale U.S. treasury and agency mortgage-backed securities, partially offset by maturities, sales, and prepayments totaling $6.57 billion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate and municipal bonds, and Retained SBA Notes. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of June 30, 2026, investment securities available for sale had a pretax net unrealized loss of $527 million, compared to $162 million as of December 31, 2025, primarily reflecting changes in interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten.

Our portfolio of investment securities held to maturity consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and by the Supranational Entities & Multilateral Development Banks.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	June 30, 2026			March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)
Investment securities available for sale:
U.S. Treasury	$13,365	$13,320	31.5%	$12,439	$12,442	29.8%	$10,624	$10,673	26.4%
Government agency	34	33	0.1	39	38	0.1	44	43	0.1
Residential mortgage-backed securities	17,804	17,500	41.3	17,782	17,595	42.1	17,683	17,623	43.6
Commercial mortgage-backed securities	3,145	2,972	7.0	3,259	3,099	7.4	3,444	3,299	8.2
Corporate bonds	132	128	0.3	132	128	0.3	145	140	0.3
Municipal bonds	12	12	—	12	12	—	12	12	—
Other (2)	18	18	—	—	—	—	—	—	—
Total investment securities available for sale	$34,510	$33,983	80.2%	$33,663	$33,314	79.7%	$31,952	$31,790	78.6%
Investment in marketable equity securities	$95	$156	0.4%	$83	$130	0.3%	$83	$127	0.3%
Investment securities held to maturity:
U.S. Treasury	$390	$376	0.9%	$389	$374	0.9%	$388	$373	0.9%
Government agency	1,190	1,135	2.7	1,205	1,150	2.8	1,225	1,170	2.9
Residential mortgage-backed securities	4,311	3,830	9.0	4,395	3,926	9.4	4,450	3,992	9.9
Commercial mortgage-backed securities	3,279	2,646	6.3	3,305	2,682	6.4	3,337	2,729	6.8
Supranational securities	247	226	0.5	246	226	0.5	246	226	0.6
Other	1	1	—	2	2	—	1	1	—
Total investment securities held to maturity	$9,418	$8,214	19.4%	$9,542	$8,360	20.0%	$9,647	$8,491	21.1%
Total investment securities	$44,023	$42,353	100.0%	$43,288	$41,804	100.0%	$41,682	$40,408	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.
(2) Other investment securities available for sale includes Retained SBA Notes (as defined in Note 9—Variable Interest Entities).

The following table presents the weighted average yields for investment securities available for sale and held to maturity at June 30, 2026, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, June 30, 2026, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 23
Weighted Average Yield on Investment Securities

	June 30, 2026
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.15%	3.82%	—%	—%	3.93%
Government agency	—	3.45	—	—	3.45
Residential mortgage-backed securities (1)	—	4.66	3.80	4.41	4.21
Commercial mortgage-backed securities (1)	4.26	4.78	4.49	2.68	3.91
Corporate bonds	—	7.83	5.24	—	7.52
Municipal bonds	—	—	—	7.73	7.73
Other (2)	—	—	—	6.36	6.36
Total investment securities available for sale	4.15%	4.02%	3.81%	4.25%	4.09%

Investment securities held to maturity:
U.S. Treasury	1.42%	1.44%	—%	—%	1.43%
Government agency	1.41	1.70	—	—	1.61
Residential mortgage-backed securities (1)	—	—	1.07	2.87	2.71
Commercial mortgage-backed securities (1)	—	1.83	4.65	2.43	2.44
Supranational securities	—	1.64	—	—	1.64
Other	3.17	—	—	—	3.17
Total investment securities held to maturity	1.42%	1.64%	1.27%	2.67%	2.40%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at June 30, 2026. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
(2) Other includes Retained SBA Notes. Refer to the “Executive Overview—Recent Events—SBA Securitization” section of this MD&A and Note 9—Variable Interest Entities for further information.

Assets Held for Sale
Assets held for sale at June 30, 2026 were $93 million, a decrease of $711 million from $804 million at December 31, 2025, primarily due to loan sales.

The composition of assets held for sale is included in the following table:

Table 24
Assets Held for Sale

				Increase (Decrease) from:
dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Loans and leases:
Commercial (1)	$34	$385	$18	$(351)	(91.2)%	$16	84.0%
Consumer	56	733	781	(677)	(92.3)	(725)	(92.8)
Loans and leases	90	1,118	799	(1,028)	(91.9)	(709)	(88.7)
Operating lease equipment	3	4	5	(1)	(13.3)	(2)	(40.4)
Total assets held for sale	$93	$1,122	$804	$(1,029)	(91.7)%	$(711)	(88.4)%
(1) There were nonaccrual loans held for sale of $0 at June 30, 2026 and March 31, 2026, and $10 million at December 31, 2025.

In March 2026, FCB management committed to a plan to sell SBA commercial loans, which were then transferred from held for investment to held for sale. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded amortized cost. In June 2026, all of the SBA commercial loans held for sale totaling $363 million in amortized cost were sold in the SBA Securitization and BancShares recognized a gain of $3 million.

Consumer loans held for sale at June 30, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell. Additionally, consumer loans held for sale at December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost. In April 2026, these residential mortgage loans held for sale totaling $644 million in amortized cost were sold and BancShares recognized a gain of $1 million.

Loans and Leases
The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	June 30, 2026		March 31, 2026		December 31, 2025		Balance Increase (Decrease) from:
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans	March 31, 2026		December 31, 2025
Commercial:
Commercial and industrial	$46,574	31%	$45,753	31%	$44,721	30%	$821	1.8%	$1,853	4.1%
Capital call lines	34,203	22	32,274	21	31,791	21	1,929	6.0	$2,412	7.6
Owner occupied commercial mortgage	17,904	12	17,502	12	17,660	12	402	2.3	$244	1.4
Investor dependent	2,624	2	2,714	2	2,778	2	(90)	(3.3)	$(154)	(5.5)
Commercial real estate	23,233	15	23,707	16	23,784	16	(474)	(2.0)	$(551)	(2.3)
Total commercial	$124,538	82%	$121,950	82%	$120,734	81%	$2,588	2.1%	3,804	3.2%
Consumer:							—		—
Residential mortgage	$21,566	14%	$21,698	14%	$21,861	15%	$(132)	(0.6)%	$(295)	(1.3)%
Revolving mortgage	2,868	2	2,863	2	2,863	2	5	0.2	$5	0.2
Auto	1,261	1	1,332	1	1,416	1	(71)	(5.4)	$(155)	(11.0)
Other consumer	801	1	849	1	1,056	1	(48)	(5.7)	$(255)	(24.2)
Total consumer	$26,496	18%	$26,742	18%	$27,196	19%	$(246)	(0.9)%	(700)	(2.6)%
Total loans and leases	$151,034	100%	$148,692	100%	$147,930	100%	$2,342	1.60%	$3,104	2.1%
Allowance for loan and lease losses	(1,484)		(1,558)		(1,566)
Net loans and leases	$149,550		$147,134		$146,364

Loans and leases at June 30, 2026 were $151.03 billion, an increase of $3.10 billion or 2% from $147.93 billion at December 31, 2025, primarily due to growth of $2.41 billion in capital call lines.

The unamortized discount related to acquired loans was $1.22 billion at June 30, 2026, a decrease of $105 million from $1.33 billion at December 31, 2025.

Refer to Note 5—Loans and Leases for further information.

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 26
Operating Lease Equipment, Net

dollars in millions				Balance Increase (Decrease) from:
	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Railcars and locomotives	$9,032	$8,968	$8,882	$64	0.7%	$150	1.7%
Other equipment	723	717	739	6	0.8	(16)	(2.2)
Total (1)	$9,755	$9,685	$9,621	$70	0.7%	$134	1.4%
(1)    Includes off-lease rail equipment of $251 million at June 30, 2026, $265 million at March 31, 2026 and $257 million at December 31, 2025.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at June 30, 2026 totaled $163.14 billion, an increase of $6.21 billion or 4% from $156.93 billion at December 31, 2025. The increase from December 31, 2025 was mainly due to deposit growth, partially offset by lower borrowings as further discussed below.

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

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions				Balance Increase (Decrease) from:
	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Noninterest-bearing	$42,475	$43,606	$40,653	$(1,131)	(2.6)%	$1,822	4.5%
Checking with interest	25,778	25,599	24,377	179	0.7	1,401	5.7
Money market	39,964	41,136	38,687	(1,172)	(2.9)	1,277	3.3
Savings	50,083	47,258	46,625	2,825	6.0	3,458	7.4
Time	15,127	13,243	11,236	1,884	14.2	3,891	34.6
Interest-bearing deposits	130,952	127,236	120,925	3,716	2.9	10,027	8.3
Total deposits	$173,427	$170,842	$161,578	$2,585	1.5%	$11,849	7.3%
Noninterest-bearing deposits to total deposits	24.5%	25.5%	25.2%

Deposits at June 30, 2026 were $173.43 billion, an increase of $11.85 billion or 7% from $161.58 billion at December 31, 2025 as further discussed below:
•Corporate deposit growth of $6.77 billion was primarily due to Direct Bank and brokered deposit growth of $3.42 billion and $3.32 billion, respectively.
•Commercial Bank segment deposit growth of $4.16 billion was mainly in Global Fund Banking and Tech and Healthcare lines of business. Most of the growth was in noninterest-bearing deposits and interest-bearing checking.
•General Bank segment deposit growth of $922 million was primarily concentrated in our Branch Network. Deposit growth was mostly in time deposits and noninterest-bearing deposits.

Noninterest-bearing deposits grew by $1.82 billion or 5% compared to December 31, 2025 and represented 24.5% of total deposits as of June 30, 2026, compared to 25.2% at December 31, 2025.

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of June 30, 2026 were in North Carolina, South Carolina, and California, which represented 26.0%, 7.2%, and 6.3%, respectively, of total deposits.

The Direct Bank had $48.22 billion or 27.8% of our total deposits as of June 30, 2026. The Direct Bank deposits mainly consist of savings.

Commercial Bank segment deposits as of June 30, 2026 were $45.69 billion or 26.3% of total deposits and are primarily concentrated in online banking. Deposits in the Commercial Bank segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled $10.75 billion as of June 30, 2026, compared to $7.09 billion as of December 31, 2025.

Brokered deposits as of June 30, 2026 were $3.32 billion or 1.9% of total deposits. We had no brokered deposits as of December 31, 2025. We utilized brokered deposits more prevalently in 2026 as rates have been favorable relative to Direct Bank deposits. We will continue to monitor the rate environments for brokered and Direct Bank deposits to determine the target growth for these deposit channels.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $65.06 billion, which represented 37.5% of total deposits at June 30, 2026, compared to $61.81 billion or 38.3% of total deposits at December 31, 2025.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of June 30, 2026:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	June 30, 2026
Time deposits maturing in:
Three months or less	$799
Over three months through six months	364
Over six months through 12 months	359
More than 12 months	12
Total	$1,534
Borrowings
Total borrowings at June 30, 2026 were $32.19 billion, a decrease of $3.82 billion or 11% from $36.01 billion at December 31, 2025. The decrease from December 31, 2025 primarily related to the prepayments of the Purchase Money Note, partially offset by the current YTD debt issuances. Refer to the “Executive Overview—Recent Events” section of this MD&A for further information related to 2026 borrowings activity, and Table 30 below for current YTD debt issuances.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments, premiums, discounts, and issuance costs:

Table 29
Borrowings

dollars in millions				Balance Increase (Decrease) from:
	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Securities sold under agreements to repurchase	$152	$170	$224	$(18)	(10.6)%	$(72)	(32.0)%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	28,423	30,905	33,385	(2,482)	(8.0)	(4,962)	(14.9)
Senior Unsecured Borrowings
5.097% fixed-to-floating rate notes due July 2029	746	—	—	746	100.0	746	100.0
5.231% fixed-to-floating rate notes due March 2031	491	497	497	(6)	(1.2)	(6)	(1.2)
4.869% fixed-to-floating rate notes due March 2032	489	495	—	(6)	(1.2)	489	100.0
6.000% fixed rate notes due April 2036	58	58	58	—	—	—	—
Subordinated debt
6.125% fixed rate notes due March 2028	423	427	430	(4)	(0.9)	(7)	(1.6)
5.600% fixed rate reset notes due September 2035	589	595	597	(6)	(1.0)	(8)	(1.3)
6.254% fixed-to-fixed rate notes due March 2040	732	742	745	(10)	(1.3)	(13)	(1.7)
Capital lease obligations	85	73	72	12	16.4	13	18.1
Total borrowings	$32,188	$33,962	$36,008	$(1,774)	(5.2)%	$(3,820)	(10.6)%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 5—Loans and Leases. The unamortized discount was $77 million, $95 million, and $115 million at June 30, 2026, March 31, 2026, and December 31, 2025, respectively.

The following summarizes debt issuances in the current YTD:

Table 30
Borrowings - Issuances

dollars in millions
Borrowing Type	Issuance Date	Stated Maturity Date	Earliest Par Call Date	Par Value	Current Interest Rate	Current Payment Frequency	Rate Reset Date	Interest Rate After Reset	Payment Frequency After Reset
Parent Company
Fixed-to-Floating Rate Senior Notes	March 3, 2026	March 3, 2032	March 3, 2031	$500	4.869%	Semiannual	March 3, 2031	Compounded SOFR + 148.7 bps	Quarterly
FCB
Fixed-to-Floating Rate Senior Notes	June 24, 2026	July 13, 2029	July 13, 2028	$750	5.097%	Semiannual	July 13, 2028	Compounded SOFR + 114.6 bps	Quarterly

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate. Refer to the “Risk Management—Liquidity Risk” section of this MD&A and Note 10—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 31
Other Assets

dollars in millions				Balance Increase (Decrease) from:
	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Affordable housing tax credit and other unconsolidated investments (1) (2)	$2,731	$2,909	$2,955	$(178)	(6.1)%	$(224)	(7.6)%
Accrued interest receivable	943	955	912	(12)	(1.3)	31	3.4
Fair value of derivative financial instruments	508	498	534	10	2.2	(26)	(4.8)
Pension and other retirement plan assets	803	794	784	9	1.1	19	2.4
Right of use assets for operating leases, net	278	285	294	(7)	(2.3)	(16)	(5.3)
Income tax assets	526	504	510	22	4.4	16	3.1
Counterparty receivables	122	124	124	(2)	(1.6)	(2)	(1.5)
Bank-owned life insurance	107	107	108	—	—	(1)	(1.3)
Nonmarketable investments	158	164	167	(6)	(4.1)	(9)	(5.6)
Other real estate owned	113	110	119	3	2.4	(6)	(5.8)
Mortgage servicing rights	45	33	32	12	38.7	13	42.3
Federal Home Loan Bank stock	20	20	20	—	—	—	—
Other	1,105	1,010	964	95	9.3	141	14.5
Total other assets	$7,459	$7,513	$7,523	$(54)	(0.7)%	$(64)	(0.9)%
(1)    Refer to Note 9—Variable Interest Entities for additional information.
(2) During the current quarter, we sold $161 million of tax credit investments and recognized a pretax gain of $17 million included in other noninterest income.

The following table includes the components of other liabilities:

Table 32
Other Liabilities

dollars in millions				Balance Increase (Decrease) from:
	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Income tax liabilities	$3,805	$3,825	$3,819	$(20)	(0.5)%	$(14)	(0.4)%
Commitments to fund tax credit investments	1,166	1,234	1,321	(68)	(5.5)	(155)	(11.8)
Accrued personnel cost (1)	724	519	1,042	205	39.5	(318)	(30.5)
Fair value of derivative financial instruments	466	448	494	18	4.1	(28)	(5.7)
Lease liabilities	310	317	329	(7)	(2.1)	(19)	(5.8)
Reserve for off-balance sheet credit exposure	184	228	260	(44)	(19.2)	(76)	(29.1)
Accrued interest payable	167	109	140	58	53.2	27	19.4
Accounts payable and other	1,166	1,143	1,321	23	1.9	(155)	(11.7)
Total other liabilities	$7,988	$7,823	$8,726	$165	2.1%	$(738)	(8.5)%
(1) Includes accruals for annual incentive compensation which is typically paid during the first quarter. Additionally, accrued personnel cost can fluctuate based on timing of the payroll cycle.

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $184 million at June 30, 2026, a decrease of $76 million compared to $260 million at December 31, 2025. Refer to the “Results of Operations—Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 19—Commitments and Contingencies for information relating to off-balance sheet commitments.

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

Our ALLL estimate as of June 30, 2026 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

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

At June 30, 2026, ALLL estimates ranged from $1.21 billion, when weighing the upside scenario 100%, to $2.06 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.48 billion was appropriate as of June 30, 2026.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at June 30, 2026 and December 31, 2025. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 33
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of June 30, 2026
	2026	2027	2028
U.S. unemployment rate (1)	4.7%	5.5%	5.3%
U.S. real GDP (2)	1.5%	1.2%	2.1%
HPI (2)	(0.3)%	(0.1)%	3.7%
CRE price index (2)	2.2%	(1.2)%	2.1%

	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. unemployment rate (1)	5.2%	5.4%	5.1%
U.S. real GDP (2)	1.5%	1.6%	2.0%
HPI (2)	(1.4)%	2.2%	3.5%
CRE price index (2)	(3.4)%	(1.6)%	4.1%
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

The following table summarizes the ALLL for commercial, consumer and total loans.

Table 34
ALLL

dollars in millions	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026			Three Months Ended June 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,428	$130	$1,558	$1,436	$130	$1,566	$1,517	$163	$1,680
Provision for loan and lease losses	28	6	34	97	6	103	111	—	111
Charge-offs	(122)	(8)	(130)	(123)	(9)	(132)	(137)	(7)	(144)
Recoveries	19	3	22	18	3	21	21	4	25
Balance at end of period	$1,353	$131	$1,484	$1,428	$130	$1,558	$1,512	$160	$1,672
Net charge-off ratio			0.29%			0.30%			0.33%
Net charge-offs	$103	$5	$108	$105	$6	$111	$116	$3	$119
Average loans			$150,094			$149,121			$141,791
Percent of loans in each category to total loans	82%	18%	100%	82%	18%	100%	80%	20%	100%

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025
	Commercial	Consumer	Total				Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566				$1,518	$158	$1,676
Provision for loan and lease losses	125	12	137				249	10	259
Charge-offs	(245)	(17)	(262)				(296)	(15)	(311)
Recoveries	37	6	43				41	7	48
Balance at end of period	$1,353	$131	$1,484				$1,512	$160	$1,672
Net charge-off ratio			0.29%						0.37%
Net charge-offs	$208	$11	$219				$255	$8	$263
Average loans			$149,611						$141,288
Percent of loans in each category to total loans	82%	18%	100%				80%	20%	100%

The following table summarizes the ALLL as a percentage of loans for each loan class:

Table 35
ALLL by Loan Class

dollars in millions	June 30, 2026			March 31, 2026			December 31, 2025
	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans
Commercial
Commercial and industrial	$740	$46,574	1.59%	$808	$45,753	1.77%	$807	$44,721	1.80%
Capital call lines	28	34,203	0.08	29	32,274	0.09	29	31,791	0.09
Owner occupied commercial mortgage	60	17,904	0.33	52	17,502	0.30	50	17,660	0.28
Investor dependent	170	2,624	6.46	166	2,714	6.12	181	2,778	6.52
Commercial real estate	355	23,233	1.53	373	23,707	1.58	369	23,784	1.55
Total commercial	1,353	124,538	1.09	1,428	121,950	1.17	1,436	120,734	1.19
Consumer
Residential mortgage	72	21,566	0.33	70	21,698	0.32	67	21,861	0.31
Revolving mortgage	27	2,868	0.94	28	2,863	0.96	26	2,863	0.89
Auto	10	1,261	0.83	9	1,332	0.70	9	1,416	0.67
Other consumer	22	801	2.75	23	849	2.71	28	1,056	2.62
Total consumer	131	26,496	0.49	130	26,742	0.48	130	27,196	0.48
Total	$1,484	$151,034	0.98%	$1,558	$148,692	1.05%	$1,566	$147,930	1.06%

The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts, the composition and credit quality of the loan and lease portfolio, and the related impacts to the ALLL models. We continuously monitor and update our ALLL estimation methodology and models, as appropriate. During the current quarter, we implemented enhancements to our PD, LGD, and exposure at default models for the commercial and industrial, and commercial real estate portfolios which contributed to the decreases in the ALLL at June 30, 2026 compared to March 31, 2026 and December 31, 2025.

The ALLL was $1.48 billion at June 30, 2026, a decrease of $82 million or 5% from $1.57 billion at December 31, 2025, largely driven by lower specific reserves, improvements in credit quality including updates to certain models used to estimate the allowance as discussed above, changes in the macroeconomic scenarios, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios.

The ALLL as a percentage of loans was 0.98% at June 30, 2026, a decrease of 7 bps from 1.05% at March 31, 2026 and a decrease of 8 bps from 1.06% at December 31, 2025.

Net Charge-Offs
The following table summarizes net charge-offs for each loan class:

Table 36
Net Charge-Offs

dollars in millions	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026			Three Months Ended June 30, 2025
	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$73	$10	$63	$95	$11	$84	$87	$11	$76
Owner occupied commercial mortgage	1	—	1	4	—	4	1	—	1
Investor dependent	17	5	12	12	7	5	29	10	19
Commercial real estate	31	4	27	12	—	12	20	—	20
Total commercial	122	19	103	123	18	105	137	21	116
Consumer
Residential mortgage	1	1	—	—	1	(1)	—	1	(1)
Revolving mortgage	—	1	(1)	—	—	—	—	1	(1)
Auto	2	—	2	2	1	1	2	1	1
Other consumer	5	1	4	7	1	6	5	1	4
Total consumer	8	3	5	9	3	6	7	4	3
Total	$130	$22	$108	$132	$21	$111	$144	$25	$119

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025
	Charge-offs	Recoveries	Net charge-offs (recoveries)				Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$168	$21	$147				$168	$26	$142
Owner occupied commercial mortgage	5	—	5				1	—	1
Investor dependent	29	12	17				68	15	53
Commercial real estate	43	4	39				59	—	59
Total commercial	245	37	208				296	41	255
Consumer
Residential mortgage	1	2	(1)				—	1	(1)
Revolving mortgage	—	1	(1)				—	1	(1)
Auto	4	1	3				3	1	2
Other consumer	12	2	10				12	4	8
Total consumer	17	6	11				15	7	8
Total	$262	$43	$219				$311	$48	$263
Net charge-offs for the current quarter were $108 million, a decrease of $3 million from $111 million for the linked quarter, primarily due to a decline of $21 million in commercial and industrial, partially offset by an increase of $15 million in commercial real estate.

Net charge-offs for the current YTD were $219 million, a decrease of $44 million from $263 million for the prior YTD, primarily due to decreases of $36 million in investor dependent and $20 million in commercial real estate, partially offset by increases of $5 million in commercial and industrial, and $4 million in owner occupied commercial mortgage.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, OREO and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Table 37
Non-Performing Assets

				Increase (Decrease) from:
dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025	March 31, 2026		December 31, 2025
Nonaccrual loans:
Commercial loans	$1,204	$1,184	$1,082	$20	1.7%	$122	11.3%
Consumer loans	242	245	225	(3)	(1.4)	17	7.2
Total nonaccrual loans	1,446	1,429	1,307	17	1.2	139	10.6
Other real estate owned (1) and repossessed assets	116	116	124	—	—	(8)	(6.1)
Total nonperforming assets	$1,562	$1,545	$1,431	$17	1.1	$131	9.2
Total loans and leases	$151,034	$148,692	$147,930	$2,342	1.6%	$3,104	2.1%
Total loans and leases, other real estate owned, and repossessed assets	151,150	148,808	148,054	$2,342	1.6	$3,096	2.1
ALLL to total loans and leases	0.98%	1.05%	1.06%	-7	bps	-8	bps
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	1.03	1.04	0.97	-1		6
Ratio of nonaccrual loans and leases to total loans and leases	0.96%	0.96%	0.88%	—		8
Ratio of ALLL to nonaccrual loans and leases	102.61	109.01	119.80	-640		-1,719
(1) OREO includes former branch property and other non-foreclosed property of $22 million and $26 million as of June 30, 2026 and December 31, 2025, respectively.

OREO and repossessed assets were $116 million at June 30, 2026 compared to $124 million at December 31, 2025, a decrease of $8 million.

Past Due and Nonaccrual Loans
Past due and nonaccrual loans by loan class are summarized in the following table:

Table 38
Delinquencies and Nonaccrual Loans

dollars in millions	June 30, 2026			March 31, 2026			December 31, 2025
	Accruing Loans			Accruing Loans			Accruing loans
	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans
Commercial
Commercial and industrial	$204	$37	$498	$251	$35	$461	$288	$63	$456
Capital call lines	—	—	—	31	—	—	—	—	—
Owner occupied commercial mortgage	85	14	153	89	16	162	97	1	159
Investor dependent	5	—	41	8	—	37	12	—	49
Commercial real estate	28	197	512	97	185	524	252	171	418
Total commercial	322	248	1,204	476	236	1,184	649	235	1,082
Consumer
Residential mortgage	155	7	196	173	7	196	210	7	179
Revolving mortgage	28	—	35	27	—	38	29	—	35
Auto	13	—	10	12	—	10	18	—	9
Other consumer	7	1	1	6	2	1	8	2	2
Total consumer	203	8	242	218	9	245	265	9	225
Total	$525	$256	$1,446	$694	$245	$1,429	$914	$244	$1,307
The decrease of $389 million from December 31, 2025 in accruing loans that are 30 to 89 days past due is largely attributable to declines of $224 million in commercial real estate, $84 million in commercial and industrial, $55 million in residential mortgage, and $12 million in owner occupied commercial mortgage. Accruing loans that are 30 to 89 days past due are early stage delinquencies that are not showing signs of significant credit deterioration. Delinquency status is considered in the estimate of the ALLL.

The increase of $12 million from December 31, 2025 in accruing loans that are 90 days or greater past due is primarily attributable to increases of $26 million in commercial real estate and $13 million in owner occupied commercial mortgage, partially offset by a decrease of $26 million in commercial and industrial. Loans 90 days or greater past due are assigned a more severe PD in accordance with our ALLL methodology.

Nonaccrual loans and leases at June 30, 2026 were $1.45 billion (0.96% of loans), an increase of $139 million compared to $1.31 billion (0.88% of loans) at December 31, 2025, largely concentrated in a small number of commercial and industrial, and commercial real estate loans that were individually evaluated. Nonaccrual loans over an established threshold are individually evaluated for specific ALLL reserves as discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Commercial Real Estate Portfolio Composition
Our commercial real estate portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our commercial real estate portfolio:
Table 39
Commercial Real Estate Portfolio

dollars in millions	June 30, 2026
	Balance	% to Total Loans and Leases
Multi-family	$5,116	3.4%
Medical office	3,620	2.4
Industrial, including warehouses	2,801	1.9
Data center	2,722	1.8
General office	1,806	1.2
Healthcare	1,749	1.2
Retail	1,484	1.0
Hotel and motel	822	0.5
Other	3,113	2.0
Total	$23,233	15.4%
Evolving macroeconomic and social conditions (including the shift to hybrid work arrangements) may result in changes for general office demand moving forward. Our general office portfolio has experienced more negative credit quality trends relative to our other commercial real estate portfolios. Our general office portfolio is 1.20% of total loans and leases and 7.77% of total commercial real estate at June 30, 2026. Select metrics for our general office portfolio are summarized in the following table:

Table 40
General Office Portfolio

dollars in millions	June 30, 2026
General office as a percentage of total loans and leases	1.20%
General office as a percentage of commercial real estate loans	7.77%
Net charge-offs as a percentage of general office (YTD annualized %)	1.53%
Percentage of general office 30 days or more past due	7.81%
Nonaccrual loans as a percentage of general office	9.48%
ALLL as a percentage of general office	4.93%

Concentration
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to concentration risk. Loan concentration for our commercial and consumer loans is summarized below.

Commercial Loan Concentration

Industry Concentration
The following table summarizes the industry concentration of our commercial loans and leases based on the obligors’ industries:

Table 41
Commercial Loans and Leases - Industry

dollars in millions	June 30, 2026		March 31, 2026		December 31, 2025
Finance and insurance	$42,180	33.9%	$39,540	32.4%	$38,417	31.8%
Real estate	17,038	13.7	17,678	14.5	17,911	14.8
Healthcare	11,137	8.9	11,196	9.2	11,155	9.2
Information	10,390	8.3	10,015	8.2	9,699	8.0
Business services	9,808	7.9	9,584	7.9	9,601	8.0
Transportation, communication, gas, utilities	7,890	6.3	7,631	6.3	7,567	6.3
Manufacturing	7,189	5.8	7,134	5.8	7,137	5.9
Retail	4,148	3.3	4,466	3.7	4,329	3.6
Service industries	4,296	3.5	4,271	3.5	4,274	3.5
Wholesale	3,676	3.0	3,622	3.0	3,571	3.0
Other	6,786	5.4	6,813	5.5	7,073	5.9
Total	$124,538	100.0%	$121,950	100.0%	$120,734	100.0%

Loans to non-depository financial institutions (“NDFIs”)
Loans to borrowers in the finance and insurance industry were $42.18 billion or 33.9% of commercial loans and leases at June 30, 2026, compared to $38.42 billion or 31.8% of commercial loans and leases at December 31, 2025. Loans to NDFIs of $41.43 billion comprised 98.2% of our loans to borrowers in the finance and insurance industry at June 30, 2026. Our NDFI portfolio composition is presented in Table 42 and described below.

Table 42
Loans to Non-Depository Financial Institutions

	June 30, 2026
dollars in millions	Balance	% of Total Loans to NDFIs
Capital call lines	$34,203	82.5%
Net asset value loans	2,689	6.5
Leveraged fund lines	1,392	3.4
Warehouse lines	1,059	2.6
Specialty finance	631	1.5
Other	1,453	3.5
Total	$41,427	100.0%

As of June 30, 2026, loans to NDFIs were $41.43 billion. Capital call lines comprise $34.20 billion, or 83%, of the NDFI portfolio. The primary source of repayment for capital call lines is the capital commitments of the underlying limited partner (“LP”) investors in funds managed by certain private equity and venture capital firms. Capital calls are contractual obligations of the LPs and are not subject to the performance of the underlying portfolio of investments. Capital call lines are typically governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's LP investors. The credit quality is strong for capital call lines based on the structural protection provided by the funds and the underlying investors. Capital call lines have a significantly lower loss rate relative to our other loan portfolios. As of June 30, 2026, the ALLL was 0.08% of capital call lines, compared to 0.98% of total loans.

The loans to NDFIs that are not capital call lines (the “Other NDFI Portfolios”) have balances totaling $7.22 billion at June 30, 2026, and the largest portfolios are described below:
•The net asset value portfolio ($2.69 billion) consists of: (i) loans to private equity funds collateralized by the funds’ portfolios of direct equity investments in private companies, and (ii) loans to predominantly secondary funds collateralized by the funds’ portfolios of investments in LP interests in private funds and/or co-investment vehicles.
•Leveraged fund lines ($1.39 billion) are lines of credit provided to private credit funds and are collateralized by portfolios of the underlying assets, primarily first lien loans.
•Warehouse lines ($1.06 billion) are asset-based lines of credit that finance cash flows for large pools of assets, such as accounts receivable and loans, that the borrower (or sponsor) typically sell or transfer to special purpose vehicle entities.
•Specialty finance ($631 million) includes asset-based lending facilities to lenders that are primarily investing in first lien senior debt.

The Other NDFI Portfolios are included in commercial and industrial loans and leases. As of June 30, 2026, the ALLL was 1.59% of commercial and industrial loans and leases.

Through our credit risk management practices and our targeted analysis of the NDFI portfolios, we determined that the ALLL was appropriate.

NDFIs could be subject to a less stringent regulatory environment than FDIC-insured depository institutions or BHCs as further discussed in Item 1A. Risk Factors of the 2025 Form 10-K. We strive to mitigate the credit risk of our loans to NDFIs through our underwriting and credit monitoring processes. As discussed above, 83% of our NDFI portfolio at June 30, 2026 is comprised of capital call lines which have strong credit quality based on the structural protection provided by the funds and the underlying investors. Additionally, we establish advance rates (the percentage of the collateral value FCB will lend to the borrower) for loans in the Other NDFI Portfolios commensurate with the risks of the underlying collateral type, structural protection of the funds or investors, diversification of the funds, and financial strength of the borrower (or sponsor).

Real estate secured loans
Our commercial real estate portfolio comprises the vast majority of the real estate industry loans in Table 41, which is based on the industry of the obligor. Additionally, we have commercial real estate and owner occupied commercial mortgage loans that are secured by real estate, but are categorized in other industries in Table 41. At June 30, 2026, the combined balances of our commercial real estate and owner occupied commercial mortgage loans were $41.14 billion, or 33% of commercial loans and leases, compared to $41.44 billion or 34% at December 31, 2025. We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we prefer financing secured by owner-occupied real property.

Healthcare and information industries
The healthcare and information industries in Table 41 largely consist of the healthcare, life sciences, and technology sectors, which include clients in our Commercial Finance, Global Fund Banking, and Technology and Healthcare Banking lines of business within our Commercial Bank segment. Loans and leases to borrowers in medical, dental or other healthcare fields were $11.14 billion as of June 30, 2026, which represents 8.9% of commercial loans and leases, compared to $11.16 billion or 9.2% of commercial loans and leases at December 31, 2025. Loans and leases to borrowers in the information industry were $10.39 billion as of June 30, 2026, which represents 8.3% of commercial loans and leases, compared to $9.70 billion or 8.0% of commercial loans and leases at December 31, 2025. We actively mitigate credit risk exposure of these industry concentrations through our underwriting policies that emphasize reliance on adequate levels of borrower repayment sources.
Larger Balance Loans
The following table provides a summary of commercial loans by loan size and loan class as of June 30, 2026:

Table 43
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 Million to $30 Million	Greater Than $30 Million	Total Commercial Loans
Commercial and industrial	$15,762	$11,447	$19,365	$46,574
Capital call lines	1,324	3,546	29,333	34,203
Owner occupied commercial mortgage	14,939	2,322	643	17,904
Investor dependent	1,475	874	275	2,624
Commercial real estate	8,189	6,653	8,391	23,233
Total	$41,689	$24,842	$58,007	$124,538

Most of our loans greater than $30 million at June 30, 2026 are capital call lines which are described above in “Risk Management—Credit Risk—Concentration—Loans to non-depository financial institutions (“NDFIs”).”
Geographic Concentrations
The following table summarizes geographic concentrations based on the location of the real estate collateral for owner occupied commercial mortgage and commercial real estate loans, and based on the obligor address for all other commercial loans.

Table 44
Commercial Loans and Leases - Geography

dollars in millions	June 30, 2026		March 31, 2026		December 31, 2025
State
California	$26,291	21.1%	$25,324	20.8%	$26,056	21.6%
New York	12,284	9.9	12,129	9.9	12,193	10.1
North Carolina	11,745	9.4	11,258	9.2	11,005	9.1
Texas	9,491	7.6	9,570	7.9	8,811	7.3
Massachusetts	7,802	6.3	7,484	6.1	7,325	6.1
Florida	6,455	5.2	6,259	5.1	6,175	5.1
All other states	47,367	38.0	46,900	38.5	46,093	38.2
Total U.S.	$121,435	97.5%	$118,924	97.5%	$117,658	97.5%
Total international	3,103	2.5	3,026	2.5	3,076	2.5
Total	$124,538	100.0%	$121,950	100.0%	$120,734	100.0%

Consumer Loan Concentration
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% of consumer loans based on customer address:

Table 45
Consumer Loans - Geography

dollars in millions	June 30, 2026		March 31, 2026		December 31, 2025
State
California	$7,764	29.3%	$7,950	29.7%	$8,118	29.8%
North Carolina	6,672	25.2	6,695	25.0	6,736	24.8
South Carolina	3,452	13.0	3,471	13.0	3,502	12.9
Massachusetts	1,498	5.7	1,486	5.6	1,597	5.9
Other states	7,110	26.8	7,140	26.7	7,243	26.6
Total	$26,496	100.0%	$26,742	100.0%	$27,196	100.0%
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

Table 46
NII Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	June 30, 2026	March 31, 2026	December 31, 2025
-200	(9.5)%	(12.1)%	(11.3)%
-100	(5.6)	(6.4)	(5.8)
+100	6.4	6.7	6.5
+200	12.5	14.0	13.6

NII Sensitivity metrics at June 30, 2026, compared to December 31, 2025, were primarily affected by increased derivative hedges, prepayments on the Purchase Money Note, as well as other balance sheet compositional and market rate changes.

As of June 30, 2026, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. 66.5% of our loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of 35%-40% over the twelve-month forecast horizon, including 45%-50% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 47
EVE Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	June 30, 2026	March 31, 2026	December 31, 2025
-200	6.1%	7.2%	6.7%
-100	3.5	4.4	4.3
+100	(4.0)	(4.3)	(4.2)
+200	(8.0)	(7.8)	(8.2)

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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 48
Loan Maturity Distribution

dollars in millions	At June 30 2026, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial and industrial	$12,938	$28,366	$4,452	$818	$46,574
Capital call lines	33,992	211	—	—	34,203
Owner occupied commercial mortgage	2,270	9,623	5,685	326	17,904
Investor dependent	1,108	1,516	—	—	2,624
Commercial real estate	6,539	12,897	2,622	1,175	23,233
Total commercial	56,847	52,613	12,759	2,319	124,538
Consumer
Residential mortgage	826	2,802	7,738	10,200	21,566
Revolving mortgage	49	176	1,132	1,511	2,868
Consumer auto	323	851	87	—	1,261
Consumer other	204	485	107	5	801
Total consumer	1,402	4,314	9,064	11,716	26,496
Total loans and leases	$58,249	$56,927	$21,823	$14,035	$151,034

As noted above, 66.5% of our total loans have floating contractual reference rates, indexed primarily to SOFR and the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing one year or after, as of June 30, 2026:

Table 49
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial and industrial	$9,703	$23,933
Capital call lines	—	211
Owner occupied commercial mortgage	13,860	1,774
Investor dependent	7	1,509
Commercial real estate	7,540	9,154
Total commercial	31,110	36,581
Consumer
Residential mortgage	8,120	12,620
Revolving mortgage	21	2,798
Consumer auto	938	—
Consumer other	281	316
Total consumer	9,360	15,734
Total loans and leases	$40,470	$52,315
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

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain sufficient amounts of available cash and HQLS. Additional sources of liquidity include committed credit facilities, repurchase agreements, brokered certificates of deposit issuances, unsecured debt issuances, cash collections generated by portfolio asset sales to third parties and securitizations.

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

Liquidity includes available cash and HQLS. At June 30, 2026 we had $59.14 billion of high-quality liquid assets (25.0% of total assets) and $30.52 billion of contingent liquidity sources available. Some of the more significant changes from December 31, 2025 included higher available cash and HQLS due to balance sheet changes discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Table 50
Liquidity

dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025
Available cash	$20,180	$22,142	$19,111
High-quality liquid securities (1)	38,958	38,580	36,895
High-quality liquid assets	$59,138	$60,722	$56,006

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$17,750	$17,349	$17,775
FRB facility	12,772	12,944	12,962
Total contingent sources	$30,522	$30,293	$30,737
Total liquid assets and contingent sources	$89,660	$91,015	$86,743
Total uninsured deposits	$65,060	$65,439	$61,809
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	138%	139%	140%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at June 30, 2026, March 31, 2026, and December 31, 2025.
(3)    Refer to Table 51 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our Branch Network and Direct Bank. Total deposits at June 30, 2026 were $173.43 billion, an increase of $11.85 billion or 7% from $161.58 billion at December 31, 2025. Funding mix improved as deposits represented 84.3% of total funding at June 30, 2026 compared to 81.8% at December 31, 2025.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at June 30, 2026 were $32.19 billion, a decrease of $3.82 billion or 11% from $36.01 billion at December 31, 2025. Refer to details of debt prepayments and issuances in the “Executive Overview—Recent Events” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate.

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

Table 51
FHLB Balances

dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025
Total borrowing capacity	$19,200	$18,799	$19,225
Less:
Advances	—	—	—
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$17,750	$17,349	$17,775
Pledged Non-PCD loans	$31,820	$31,368	$31,713
(1) Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $12.77 billion on a secured basis at June 30, 2026. Loans pledged are disclosed in Note 5—Loans and Leases. There were no outstanding borrowings with the FRB Discount Window at June 30, 2026 and December 31, 2025.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of June 30, 2026, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 19—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 52
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$14,868	$221	$38	$—	$15,127
Short-term borrowings	152	—	—	—	152
Long-term borrowings (1) (2)	(33)	28,870	1,232	1,967	32,036
Total contractual obligations	$14,987	$29,091	$1,270	$1,967	$47,315
Commitments:
Financing commitments	$26,716	$10,145	$8,492	$7,505	$52,858
Letters of credit	2,129	567	177	86	2,959
Deferred purchase agreements	1,487	—	—	—	1,487
Purchase and funding commitments	103	—	—	—	103
Affordable housing partnerships (1)	613	486	26	41	1,166
Total commitments	$31,048	$11,198	$8,695	$7,632	$58,573
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $50 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $9 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 52, we do not have any significant long-term debt obligations due until the Purchase Money Note matures. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. As noted earlier in “Executive Overview—Recent Events,” FCB made prepayments of the Purchase Money Note in the second quarter of 2026 totaling $2.50 billion ($5.00 billion for the current YTD period) and previously made a prepayment of $2.49 billion in December 2025. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect monthly prepayments to be at least $500 million throughout 2026. In the third quarter of 2026, we expect total prepayments of $6 billion to $8 billion, largely driven by expected liquidity from the BMO Branch Acquisition. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits and deposits to be assumed in the BMO Branch Acquisition, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate. Refer to the respective “Deposits” and “Borrowings” discussions in the “Balance Sheet Analysis—Interest-bearing Liabilities” section of this MD&A for further details.

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of the 2025 Form 10-K.

Common and Preferred Stock Dividends
During the current quarter, we paid quarterly dividends of $2.10 per share on the Class A common stock and Class B common stock. In July 2026, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $2.10 per common share. The dividends are payable on September 15, 2026 to stockholders of record as of August 31, 2026.

During the current quarter, we paid quarterly dividends on our Series A, Series B, Series C, Series D, and Series E Preferred Stock as disclosed in Note 13—Stockholders' Equity. In July 2026, the Board declared dividends on our Series A, Series B, Series C, Series D, and Series E Preferred Stock in accordance with their terms. The dividends are payable on September 15, 2026.

Capital Composition and Ratios
As discussed earlier in the “Executive Overview—Recent Events” section of this MD&A, during the current quarter and current YTD, we repurchased 298,907 and 748,752 shares of our Class A common stock, respectively. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchases of Class A common stock, including current quarter monthly repurchase activity.

The following table summarizes the change in outstanding Class A common stock through June 30, 2026. Refer to Note 13—Stockholders' Equity for additional information.

Table 53
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Class A common stock shares outstanding at beginning of period	10,684,129	11,133,974
Shares repurchased under authorized repurchase plan	(298,907)	(748,752)
Class A common stock shares outstanding at end of period	10,385,222	10,385,222

We also had 1,005,185 Class B common stock outstanding at June 30, 2026 and December 31, 2025.

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

Table 54
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	June 30, 2026		March 31, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,680	13.37%	$24,799	13.51%	$24,945	13.71%
Tier 1 risk-based capital	8.50	8.00	21,650	11.73	21,634	11.79	21,660	11.91
Common equity Tier 1	7.00	6.50	19,885	10.77	19,869	10.83	20,285	11.15
Tier 1 leverage ratio	4.00	5.00	21,650	9.22	21,634	9.30	21,660	9.29

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,568	13.34%	$24,892	13.59%	$24,739	13.62%
Tier 1 risk-based capital	8.50	8.00	22,858	12.41	23,064	12.59	22,796	12.55
Common equity Tier 1	7.00	6.50	22,858	12.41	23,064	12.59	22,796	12.55
Tier 1 leverage ratio	4.00	5.00	22,858	9.75	23,064	9.93	22,796	9.79

As of June 30, 2026, BancShares and FCB had total risk-based capital ratio conservation buffers of 5.37% and 5.34%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2025, BancShares and FCB’s total risk-based capital ratio conservation buffers were 5.71% and 5.62%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of June 30, 2026 and December 31, 2025 over the Basel III minimum for the applicable ratio.

Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $6.15 billion while continuing to meet the requirements for well capitalized banks at June 30, 2026. Dividends declared by FCB and paid to the Parent Company amounted to $1.15 billion for the six months ended June 30, 2026. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

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

The following tables reconcile the most comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 55
Commercial Bank Segment

dollars in millions	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Rental income on operating leases (GAAP)	$54	$55	$54	$109	$110
Less: depreciation on operating lease equipment	43	43	44	86	88
Adjusted rental income on operating lease equipment (non-GAAP)	$11	$12	$10	$23	$22

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

Table 56
Rail Segment

dollars in millions	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Rental income on operating leases (GAAP)	$226	$226	$218	$452	$432
Less: depreciation on operating lease equipment	58	58	56	116	110
Less: maintenance and other operating lease expenses	67	65	55	132	113
Adjusted rental income on operating lease equipment (non-GAAP)	$101	$103	$107	$204	$209

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

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest income on loans and leases to interest income on loans and leases, excluding loan PAA:

Table 57
NII, NIM, and Interest Income on Loans and Leases, Excluding PAA

dollars in millions		Three Months Ended			Six Months Ended June 30,
		June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
NII (GAAP)	a	$1,656	$1,621	$1,695	$3,277	$3,358
Loan PAA	b	55	48	75	103	159
Other PAA	c	(7)	(9)	(9)	(16)	(17)
PAA	d = (b+c)	48	39	66	87	142
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,608	$1,582	$1,629	$3,190	$3,216
Annualized NII	f = a annualized	$6,642	$6,575	$6,800	$6,609	$6,772
Annualized NII, excluding PAA (non-GAAP)	g = e annualized	6,451	6,416	6,533	6,434	6,486
Average interest-earning assets	h	$213,990	$212,552	$208,175	$213,276	$207,108
NIM (GAAP)	f/h	3.10%	3.09%	3.26%	3.09%	3.26%
NIM, excluding PAA (non-GAAP)	g/h	3.01	3.01	3.14	3.01	3.13

Interest income on loans and leases (GAAP)		$2,253	$2,206	$2,270	$4,459	$4,506
Less: loan PAA	b	55	48	75	103	159
Interest income on loans and leases, excluding loan PAA (non-GAAP)		$2,198	$2,158	$2,195	$4,356	$4,347

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans, asset quality, future performance, and other strategic goals of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims,” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs, retaliatory tariff measures, trade barriers on trading partners, and supply chain disruptions), political (including impacts of any U.S. government shutdown), geopolitical events (including conflicts or developments in Ukraine, the Middle East, and Latin America), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the effect of technological change, including artificial intelligence and digital assets, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums, changes in regulatory capital requirements, or limitations on credit card interest rates, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, changes or enhancements BancShares implements with respect to risk management, technology, personnel, financial service offerings, or other areas, and the risks associated with BancShares’ previously completed acquisition transactions, the pending BMO Branch Acquisition, or any future transactions.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended June 30, 2026. Subsequent to June 30, 2026, BancShares purchased an additional 97,287 shares of Class A common stock through July 31, 2026 under the 2025 SRP.

Table 58
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from April 1 - 30, 2026	102,340	$1,982.56	102,340	$1,708
Repurchases from May 1 - 31, 2026	98,628	1,963.09	98,628	1,514
Repurchases from June 1 - 30, 2026	97,939	2,074.78	97,939	1,311
Total	298,907	$2,006.36	298,907	$1,311

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the second quarter of 2026, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date:	August 7, 2026		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer