Form 10-Q
period 2026-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2026-11-06
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

Class A Common Stock—10,056,709 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of November 3, 2026)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	LGD	Loss Given Default
ALLL	Allowance for Loan and Lease Losses	LOCOM	Lower of Cost or Fair Value
AOCI	Accumulated Other Comprehensive Income	LP	Limited Partner
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis
ASU	Accounting Standards Update	MSRs	Mortgage Servicing Rights
BHC	Bank Holding Company	NDFI	Non-Depository Financial Institution
BMO	BMO Bank N.A.	NII	Net Interest Income
bp or bps	Basis point(s); 1 bp = 0.01%	NII Sensitivity	Net Interest Income Sensitivity
DPA	Deferred Purchase Agreement	NIM	Net Interest Margin
DTAs	Deferred Tax Assets	NMTC	New Market Tax Credit
ETR	Effective Income Tax Rate	OREO	Other Real Estate Owned
EVE Sensitivity	Economic Value of Equity Sensitivity	PAA	Purchase Accounting Accretion or Amortization
FCB	First-Citizens Bank & Trust Company	PAM	Proportional Amortization Method
FDIC	Federal Deposit Insurance Corporation	PCA	Prompt Corrective Action
Federal Reserve	Board of Governors of the Federal Reserve System	PCD	Purchased Credit Deteriorated
FHLB	Federal Home Loan Bank	PD	Probability of Obligor Default
FRB	Federal Reserve Bank	PSL	Purchased Seasoned Loan
GAAP	United States Generally Accepted Accounting Principles	ROU	Right of Use
GDP	Gross Domestic Product	SBA	Small Business Administration
HLBVM	Hypothetical Liquidation at Book Value Method	SOFR	Secured Overnight Financing Rate
HPI	Home Price Index	SRP	Share Repurchase Program
HQLS	High-Quality Liquid Securities	UPB	Unpaid Principal Balance
ISDA	International Swaps and Derivatives Association	VIE	Variable Interest Entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$981	$801
Interest-earning deposits at banks	18,290	19,801
Securities purchased under agreements to resell	197	232
Investment in marketable equity securities (cost of $73 at September 30, 2026 and $83 at December 31, 2025)	112	127
Investment securities available for sale (cost of $36,827 at September 30, 2026 and $31,952 at December 31, 2025)	35,606	31,790
Investment securities held to maturity (fair value of $7,644 at September 30, 2026 and $8,491 at December 31, 2025)	9,157	9,647
Assets held for sale	142	804
Loans and leases	157,190	147,930
Allowance for loan and lease losses	(1,436)	(1,566)
Loans and leases, net of allowance for loan and lease losses	155,754	146,364
Operating lease equipment, net	9,765	9,621
Premises and equipment, net	2,751	2,447
Goodwill	418	346
Other intangible assets, net	349	195
Other assets	7,660	7,523
Total assets	$241,182	$229,698
Liabilities
Deposits:
Noninterest-bearing	$42,402	$40,653
Interest-bearing	142,862	120,925
Total deposits	185,264	161,578
Credit balances of factoring clients	1,578	1,148
Borrowings:
Short-term borrowings	116	224
Long-term borrowings	24,354	35,784
Total borrowings	24,470	36,008
Other liabilities	8,293	8,726
Total liabilities	219,605	207,460
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at September 30, 2026 and December 31, 2025)	2,061	1,375
Common stock:
Class A - $1 par value (32,000,000 shares authorized at September 30, 2026 and December 31, 2025; 10,106,394 and 11,133,974 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	10	11
Class B - $1 par value (2,000,000 shares authorized and 1,005,185 shares issued and outstanding at September 30, 2026 and December 31, 2025)	1	1
Retained earnings	20,301	20,768
Accumulated other comprehensive (loss) income	(796)	83
Total stockholders’ equity	21,577	22,238
Total liabilities and stockholders’ equity	$241,182	$229,698
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions, except share and per share data	2026	2025	2026	2025
Interest income
Loans and leases	$2,341	$2,300	$6,800	$6,806
Investment securities	427	433	1,212	1,266
Deposits at banks	197	265	590	766
Total interest income	2,965	2,998	8,602	8,838
Interest expense
Deposits	971	911	2,685	2,698
Borrowings	295	353	941	1,048
Total interest expense	1,266	1,264	3,626	3,746
Net interest income	1,699	1,734	4,976	5,092
Provision for credit losses	55	191	117	460
Net interest income after provision for credit losses	1,644	1,543	4,859	4,632
Noninterest income
Rental income on operating lease equipment	288	273	849	815
Lending-related fees	83	67	225	202
Deposit fees and service charges	76	61	220	178
Client investment fees	68	58	180	163
Wealth management services	62	57	183	168
International fees	34	34	105	99
Factoring commissions	20	18	55	53
Cardholder services, net	40	39	116	121
Merchant services, net	12	12	38	39
Insurance commissions	12	13	38	41
Realized gain on sale of investment securities, net	28	—	28	—
Fair value adjustment on marketable equity securities, net	(23)	13	(5)	10
Gain on sale of leasing equipment, net	7	3	32	16
Loss on extinguishment of debt	(19)	—	(34)	—
Other noninterest income	46	51	172	107
Total noninterest income	734	699	2,202	2,012
Noninterest expense
Depreciation on operating lease equipment	100	98	302	296
Maintenance and other operating lease expenses	66	67	198	180
Personnel cost	842	817	2,555	2,445
Net occupancy expense	64	58	183	177
Equipment expense	133	137	410	404
Professional fees	18	26	68	81
Third-party processing fees	112	67	305	193
FDIC insurance expense	37	38	114	114
Marketing expense	40	33	115	97
Acquisition-related expenses	18	28	31	108
Intangible asset amortization	14	13	38	41
Other noninterest expense	129	109	341	348
Total noninterest expense	1,573	1,491	4,660	4,484
Income before income taxes	805	751	2,401	2,160
Income tax expense	199	183	589	534
Net income	$606	$568	$1,812	$1,626
Preferred stock dividends	29	14	87	43
Net income available to common stockholders	$577	$554	$1,725	$1,583
Earnings per common share
Basic and diluted	$51.23	$43.08	$149.14	$119.70
Weighted average common shares outstanding
Basic and diluted	11,250,519	12,849,339	11,567,933	13,217,940
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions	2026	2025	2026	2025
Net income	$606	$568	$1,812	$1,626
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on securities available for sale	(517)	72	(789)	400
Net change in defined benefit pension items	—	(1)	(5)	(4)
Net unrealized (loss) gain on cash flow hedge derivatives	(49)	(1)	(85)	5
Other comprehensive (loss) income, net of tax	$(566)	$70	$(879)	$401
Total comprehensive income	$40	$638	$933	$2,027
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at June 30, 2026	$1,765	$10	$1	$—	$20,354	$(230)	$21,900
Net income	—	—	—	—	606	—	606
Other comprehensive loss, net of tax	—	—	—	—	—	(566)	(566)
Issuance of Series F preferred stock	296	—	—	—	—	—	296
Repurchased 278,828 shares of Class A common stock	—	—	—	—	(606)	—	(606)
Cash dividends declared ($2.10 per common share):
Class A common stock	—	—	—	—	(22)	—	(22)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(2)	—	(2)
Series D	—	—	—	—	(9)	—	(9)
Series E	—	—	—	—	(6)	—	(6)
Balance at September 30, 2026	$2,061	$10	$1	$—	$20,301	$(796)	$21,577

Balance at June 30, 2025	$881	$12	$1	$1,179	$20,337	$(114)	$22,296
Net income	—	—	—	—	568	—	568
Other comprehensive income, net of tax	—	—	—	—	—	70	70
Repurchased 457,350 shares of Class A common stock	—	—	—	(909)	—	—	(909)
Cash dividends declared ($1.95 per common share):
Class A common stock	—	—	—	—	(23)	—	(23)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2025	$881	$12	$1	$270	$20,866	$(44)	$21,986

	Nine Months Ended
dollars in millions, except per share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2025	$1,375	$11	$1	$—	$20,768	$83	$22,238
Net income	—	—	—	—	1,812	—	1,812
Other comprehensive loss, net of tax	—	—	—	—	—	(879)	(879)
Issuance of Series E preferred stock	390	—	—	—	—	—	390
Issuance of Series F preferred stock	296	—	—	—	—	—	296
Repurchased 1,027,580 shares of Class A common stock	—	(1)	—	—	(2,120)	—	(2,121)
Cash dividends declared ($6.30 per common share):
Class A common stock	—	—	—	—	(66)	—	(66)
Class B common stock	—	—	—	—	(6)	—	(6)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(20)	—	(20)
Series C	—	—	—	—	(8)	—	(8)
Series D	—	—	—	—	(29)	—	(29)
Series E	—	—	—	—	(16)	—	(16)
Balance at September 30, 2026	$2,061	$10	$1	$—	$20,301	$(796)	$21,577

Balance at December 31, 2024	$881	$13	$1	$2,417	$19,361	$(445)	$22,228
Net income	—	—	—	—	1,626	—	1,626
Other comprehensive income, net of tax	—	—	—	—	—	401	401
Repurchased 1,098,992 shares of Class A common stock	—	(1)	—	(2,147)	—	—	(2,148)
Cash dividends declared ($5.85 per common share):
Class A common stock	—	—	—	—	(72)	—	(72)
Class B common stock	—	—	—	—	(6)	—	(6)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(21)	—	(21)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2025	$881	$12	$1	$270	$20,866	$(44)	$21,986
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,812	$1,626
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	117	460
Deferred tax expense (benefit)	40	(104)
Depreciation, amortization, and accretion, net	519	284
Realized gain on sale of investment securities, net	(28)	—
Fair value adjustment on marketable equity securities, net	5	(10)
Gain on sale of loans, net	(8)	(12)
Gain on sale of operating lease equipment, net	(32)	(16)
Gain on other real estate owned, net	(1)	(1)
Loss on extinguishment of debt	34	—
Origination of loans held for sale	(1,038)	(1,011)
Proceeds from sale of loans held for sale	1,266	1,137
Impairment of premises and equipment and other assets	9	5
Net change in other assets	(660)	(86)
Net change in other liabilities	120	(345)
Other operating activities	(38)	(54)
Net cash provided by operating activities	2,117	1,873
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	5,437	(3,434)
Proceeds from sales of investments in marketable equity securities	38	—
Purchases of investment securities available for sale	(13,416)	(7,476)
Proceeds from maturities of investment securities available for sale	3,866	5,802
Proceeds from sales of investment securities available for sale	4,829	1,196
Purchases of investment securities held to maturity	(194)	(389)
Proceeds from maturities of investment securities held to maturity	702	598
Net decrease in securities purchased under agreements to resell	35	75
Net increase in loans	(9,630)	(4,987)
Proceeds from sales of loans	1,357	220
Net increase in credit balances of factoring clients	411	392
Purchases of operating lease equipment	(536)	(522)
Proceeds from sales of operating lease equipment	215	195
Purchases of premises and equipment	(456)	(467)
Proceeds from sales of other real estate owned	45	20
Cash acquired in a business combination	23	—
Other investing activities	(431)	(463)
Net cash used in investing activities	(7,705)	(9,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	6,165	(2,178)
Net increase in demand and other interest-bearing deposits	12,656	10,312
Net (decrease) increase in securities sold under agreements to repurchase	(108)	56
Repayment of long-term borrowings	(13,008)	(355)
Net proceeds from issuance of long-term borrowings	1,641	1,839
Issuance of Series E preferred stock	390	—
Issuance of Series F preferred stock	296	—
Repurchase of Class A common stock	(2,105)	(2,127)
Cash dividends paid	(159)	(121)
Other financing activities	—	1
Net cash provided by financing activities	5,768	7,427
Change in cash and due from banks	180	60
Cash and due from banks at beginning of period	801	814
Cash and due from banks at end of period	$981	$874

	Nine Months Ended September 30,
dollars in millions	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,483	$3,663
Income taxes	218	289
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	21	55
Transfer of assets from held for investment to held for sale	996	401
Transfer of assets from held for sale to held for investment	67	28
Retained interests in a securitization	18	—
Commitments extended during the period on affordable housing investment credits	52	454
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

Business Combinations
BancShares accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts at their estimated fair value as of the date of acquisition, with any excess of purchase price over the fair values of the net assets acquired and any finite-lived intangible assets established in connection with the business combination recognized as goodwill. Acquisition-related costs are recognized as period expenses as incurred.

On September 4, 2026 (the “BMO Branch Acquisition Date”), FCB completed its previously announced acquisition of 138 branches from BMO Bank N.A. (“BMO”) located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB assumed $4.86 billion in deposits and acquired $643 million in loans. Refer to Note 2—Business Combinations for further details.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2025 Form 10-K. There were no material changes to these policies during the nine months ended September 30, 2026, other than as described below:

Loan Sales and Securitizations
We periodically sell loans, or transfer loans in securitizations. We recognize the sale or transfer of loans when they are legally isolated from our creditors and the other appropriate accounting criteria are met, including the requirements of Accounting Standards Codification (“ASC”) 860, Transfers and Servicing.

In a securitization, financial assets are transferred into special purpose trusts or entities which could be VIEs. BancShares evaluates whether it will consolidate any VIEs in accordance with ASC 810, Consolidation, which includes an assessment of whether BancShares is the primary beneficiary because it has the power to direct activities that most significantly impact the economic performance of the VIE, and bears the obligation to absorb losses of, or holds the right to receive benefits from the VIE that could be potentially significant to the VIE. If BancShares does not consolidate the purchaser of the loans or the transferee, the loans are removed from the Consolidated Balance Sheets and a gain or loss is recognized in the Consolidated Statements of Income when the sale or securitization transaction is completed. Refer to Note 9—Variable Interest Entities for further discussion.

We may retain the servicing for loans sold, or loans transferred in a securitization. We recognize the servicing assets as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K.

We may retain a portion of the debt securities issued in a securitization (“Retained Interests”). Retained Interests with high credit quality (i.e., generally a credit rating equivalent of AAA or AA) are accounted for in accordance with ASC 320, Investments—Debt Securities as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K. Interest income is recognized based on contractual terms. When changes in prepayments occur, a cumulative catch-up adjustment is recognized in current period earnings for the difference between interest income previously recognized and the amount that would have been recognized under the updated yield since inception. The effective yield is not prospectively adjusted.

Retained Interests that are not of high credit quality are subject to ASC 320, Investments—Debt Securities and ASC 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. Interest income is recognized based on expected cash flows. Changes in expected prepayments and other noncredit-related cash flows are recognized through prospective yield adjustments. Increases in expected credit losses are recognized through the provision for credit losses with a corresponding increase to the allowance for credit losses (“ACL”). For available for sale Retained Interests, the ACL is limited to the amount by which amortized cost exceeds fair value. Accordingly, any portion of a credit-related decline in expected cash flows that cannot be recognized through the ACL is reflected prospectively as a reduction in yield. Decreases in expected credit losses are recognized through reductions in the ACL and provision for credit losses, not to exceed the amount of the previously recorded ACL, and any further credit-related improvement in expected cash flows increases the prospective yield.

Refer to Note 3—Investment Securities for further discussion.

Newly Adopted Accounting Standards

During the nine months ended September 30, 2026, BancShares adopted the following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board:

ASU 2025-08—Financial Instruments—Credit Losses (Topic 326): Purchased Loans, Issued November 2025 (“ASU 2025-08”)

Under ASU 2025-08, purchased seasoned loans (“PSLs” as described below) must be recognized at the purchase price, plus the ALLL at the acquisition date (the “Gross-Up Approach”). Since the ALLL at the acquisition date is established through the Gross-Up Approach, there is no corresponding increase to the provision for loan and lease losses (“Day 2 Provision for Loan and Lease Losses”).

Prior to ASU 2025-08, the Gross-Up Approach was only permitted for purchased credit deteriorated (“PCD”) loans, while the initial ALLL for Non-PCD loans was established through the Day 2 Provision for Loan and Lease Losses. Under ASU 2025-08, the Gross-Up Approach applies to PCD loans and the following Non-PCD loans which qualify as PSLs: (i) non-credit card loans acquired in a business combination and (ii) non-credit card loans purchased more than 90 days after origination in a non-business combination transaction, provided the acquirer was not involved in the original lending. ASU 2025-08 specifically excludes credit card loans from the definition of PSLs. ASU 2025-08 is required to be applied prospectively upon adoption.

We early adopted ASU 2025-08 as of January 1, 2026 on a prospective basis. We applied the Gross-Up Approach to the loans acquired in the BMO Branch Acquisition as further discussed in Note 2—Business Combinations. Adoption of ASU 2025-08 did not have a material impact on our consolidated financial statements or related disclosures for the nine month period ended September 30, 2026.

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

ASU 2025-09—Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements, Issued November 2025

This ASU clarified certain aspects of hedge accounting to better reflect the economics of risk management activities. For example, this ASU eliminated the requirement that a group of interest payments be based on the same index in order to be hedged as a group, and provided more flexibility for grouping transactions with similar risks for cash flow hedges. Early adoption is permitted on any date on, or after, November 25, 2025, the issuance date of this ASU. Entities are required to adopt this ASU on a prospective basis for all designated hedging relationships.

We early adopted this ASU as of September 1, 2026 on a prospective basis for all of our designated hedging relationships. Adoption of this ASU expanded our capacity of variable rate loan cash flows eligible to be hedged as a group in a designated cash flow hedge strategy. The adoption did not have a material impact on our consolidated financial statements or related disclosures.

Refer to Note 11—Derivative Financial Instruments for further information regarding derivatives.

NOTE 2 — BUSINESS COMBINATIONS

Branch Acquisition
FCB completed the BMO Branch Acquisition on the BMO Branch Acquisition Date. In connection with the BMO Branch Acquisition, FCB assumed $4.86 billion in deposits, acquired $643 million in loans, paid a preliminary deposit premium of $262 million, and acquired other assets and assumed other liabilities as further discussed below.

The BMO Branch Acquisition was accounted for as a business combination, as defined by ASC 805, Business Combinations, using the acquisition method of accounting, which requires the consideration exchanged, assets acquired and liabilities assumed to be recognized at fair value as of the BMO Branch Acquisition Date. The determination of fair value requires management to make estimates about discount rates, future cash flows, market conditions and other future events that are highly subjective in nature. The fair value measurements of certain assets and liabilities are preliminary as we review the associated valuation assumptions and methodologies. Fair values are considered preliminary until final fair values are determined, or the measurement period has elapsed, which is no later than one year from the BMO Branch Acquisition Date. We believe the preliminary fair value estimates of assets acquired and liabilities assumed are reasonable.

The following table provides the preliminary purchase price allocation to the identifiable acquired assets and assumed liabilities at their estimated fair values, along with the purchase price consideration, as of the BMO Branch Acquisition Date. The deposit premium is the purchase price consideration in the BMO Branch Acquisition because it represents the amount FCB paid BMO in order to obtain the acquired deposit franchise and related branch operations, as well as the assumed liabilities and acquired assets.

Preliminary Fair Value Purchase Price Allocation

dollars in millions	Fair Value Purchase Price Allocation as of September 4, 2026 (1)
Purchase price consideration
Deposit premium paid	$262
Assets
Cash	$23
Interest-earning deposits at banks	4,109
Loans, net of ALLL	638
Premises and equipment	92
Core deposit intangibles	192
Other assets	18
Total acquired assets	$5,072
Liabilities
Deposits	$4,861
Other liabilities	21
Total assumed liabilities	$4,882
Net assets (2)	$190
Goodwill	$72
(1) Includes final settlement amounts as of the BMO Branch Acquisition Date.
(2) Includes the fair value purchase accounting adjustments for assumed liabilities, acquired assets, and core deposit intangibles. Also includes the fair value of interest-earning deposits at banks as further discussed below.

Preliminary goodwill of $72 million represents the excess of the purchase price consideration of $262 million over the estimated fair value of the net assets of $190 million as of the BMO Branch Acquisition Date. The goodwill was allocated to the General Bank segment and is expected to be deductible for income tax purposes. Refer to Note 8—Goodwill and Core Deposit Intangibles for additional information on our goodwill.

The following are descriptions of the methods used to determine the estimated fair values of the assets acquired and liabilities assumed, as presented above:

Cash and interest-earning deposits at banks
Cash included the cash on hand at the acquired BMO branches at the BMO Branch Acquisition Date.

Interest-earning deposits at banks included the net settlement proceeds that BMO transferred to FCB’s interest-earning deposit account, held with the Federal Reserve Bank (“FRB”), in connection with FCB assuming the net liabilities of the acquired BMO branches.

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, including cash and interest-earning deposits at banks, carrying amounts approximated fair value.

Loans
The loans acquired in the BMO Branch Acquisition primarily consisted of commercial and industrial, commercial real estate, and other consumer loans associated with the acquired branches. Fair values for acquired loans were estimated using BancShares’ fair value framework which incorporated expected cash flows, expected credit losses, prepayment assumptions and market participant discount rates. Refer to Note 12—Fair Value.

As discussed in Note 1—Significant Accounting Policies and Basis of Presentation, we adopted ASU 2025-08 on January 1, 2026. Consequently, we applied the Gross-Up Approach to all loans acquired in the BMO Branch Acquisition which resulted in an ALLL for PSLs (“BMO PSL ALLL”) and a gross-up to PSLs (“PSL Gross-Up”) at the BMO Branch Acquisition Date of $5 million. Furthermore, the ALLL for PCD loans and leases was less than $1 million and FCB did not acquire any credit card loans in the BMO Branch Acquisition.The following table summarizes the fair value discount and the Gross-Up Approach for acquired loans as of the BMO Branch Acquisition Date:

Loan Fair Value Discount and Gross-Up Approach

dollars in millions	Acquired Loans as of the BMO Branch Acquisition Date
Unpaid principal balance	$643
Fair value discount (1)	(5)
Loans at fair value	638
PSL Gross-Up (1)	5
Loans at fair value, after PSL Gross-Up	643
BMO PSL ALLL	(5)
Loans, net of ALLL	$638
(1) The non-credit fair value discount was immaterial, so there is no discount to accrete to interest income over the contractual lives of the applicable loans.

Premises and equipment
Fair values for premises, furniture and fixtures, and other equipment were determined using the cost approach.

Core deposit intangibles
Core deposit intangibles of $192 million will be amortized on an accelerated basis over an 8-year estimated useful life.

Certain core deposits were acquired as part of the BMO Branch Acquisition, which provide an additional source of funds for BancShares. The core deposit intangibles represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere and was valued using the after tax cost savings method under the income approach. The fair value measurement was determined by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread was calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to Note 8—Goodwill and Core Deposit Intangibles for further detail.

Deposits
Estimated fair value of transactional deposits approximated carrying amounts. Fair values for time deposits were estimated using BancShares’ established fair value framework for existing portfolio time deposits. This methodology is based on a discounted cash flow technique using Level 2 inputs (refer to Note 12—Fair Value) appropriate to the contractual maturity.

Other assets and other liabilities
Other assets and other liabilities primarily included the right-of-use assets and the associated operating lease liabilities for leased branches assumed in the BMO Branch Acquisition. Additionally, other assets included accrued interest income for acquired loans, while other liabilities included accrued interest expense for assumed interest-bearing deposits.

Pro Forma Information
BancShares’ results for the three and nine months ended September 30, 2026 included the income statement impact of the BMO Branch Acquisition, beginning on the BMO Branch Acquisition Date. Revenue and net income attributable to the BMO Branch Acquisition, and supplemental pro forma information are not presented because the impacts are not material to BancShares’ unaudited Consolidated Statements of Income.

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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities:

Amortized Cost and Fair Value - Investment Securities

dollars in millions	September 30, 2026				December 31, 2025
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$15,725	$1	$(144)	$15,582	$10,624	$50	$(1)	$10,673
Government agency	29	—	(1)	28	44	—	(1)	43
Residential mortgage-backed securities	17,856	1	(843)	17,014	17,683	263	(323)	17,623
Commercial mortgage-backed securities	3,062	1	(232)	2,831	3,444	28	(173)	3,299
Corporate bonds	125	—	(4)	121	145	—	(5)	140
Municipal bonds	12	—	—	12	12	—	—	12
Other	18	—	—	18	—	—	—	—
Total investment securities available for sale	$36,827	$3	$(1,224)	$35,606	$31,952	$341	$(503)	$31,790
Investment in marketable equity securities	$73	$40	$(1)	$112	$83	$44	$—	$127
Investment securities held to maturity
U.S. Treasury	$391	$—	$(14)	$377	$388	$—	$(15)	$373
Government agency	992	—	(62)	930	1,225	—	(55)	1,170
Residential mortgage-backed securities	4,276	—	(644)	3,632	4,450	32	(490)	3,992
Commercial mortgage-backed securities	3,249	—	(768)	2,481	3,337	—	(608)	2,729
Supranational securities	247	—	(25)	222	246	—	(20)	226
Other	2	—	—	2	1	—	—	1
Total investment securities held to maturity	$9,157	$—	$(1,513)	$7,644	$9,647	$32	$(1,188)	$8,491
Total investment securities	$46,057	$43	$(2,738)	$43,362	$41,682	$417	$(1,691)	$40,408

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

BancShares initially held approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (“Visa Class B common stock”). Effective January 24, 2024, all outstanding shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock (“Visa Class B-1 common stock”) pursuant to Visa’s eighth amended and restated certificate of incorporation. BancShares currently holds approximately 354,000 shares of Visa Class B-1 common stock. Until the resolution of certain litigation, at which time the Visa Class B-1 common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B-1 common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B-1 common stock or certain new denominations of Visa’s former Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares has elected not to participate in any exchange offers pertaining to its shares of Visa Class B-1 common stock, including the exchange offer which commenced on April 13, 2026 and expired on May 8, 2026. BancShares continues to monitor the trading activity in Visa Class B-1 common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B-1 common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At September 30, 2026, accrued interest receivable for available for sale and held to maturity debt securities was $199 million and $18 million, respectively. At December 31, 2025, accrued interest receivable for available for sale and held to maturity debt securities was $157 million and $20 million, respectively. During the three and nine months ended September 30, 2026 and 2025, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2026 or December 31, 2025.

The following table provides the amortized cost and fair value by contractual maturity. For certain securities, expected maturities will differ from contractual maturities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Residential and commercial mortgage-backed, government agency, and other investment securities are stated separately as they are not due at a single maturity date.

Maturities

dollars in millions	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$5,439	$5,423	$4,893	$4,914
After one through five years	10,395	10,266	5,853	5,879
After five through 10 years	16	14	23	20
After 10 years	12	12	12	12
Government agency	29	28	44	43
Residential mortgage-backed securities	17,856	17,014	17,683	17,623
Commercial mortgage-backed securities	3,062	2,831	3,444	3,299
Other	18	18	—	—
Total investment securities available for sale	$36,827	$35,606	$31,952	$31,790
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$679	$665	$307	$303
After one through five years	953	866	1,434	1,360
After five through 10 years	—	—	119	107
Residential mortgage-backed securities	4,276	3,632	4,450	3,992
Commercial mortgage-backed securities	3,249	2,481	3,337	2,729
Total investment securities held to maturity	$9,157	$7,644	$9,647	$8,491

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income - taxable investment securities (1)	$426	$432	$1,210	$1,263
Interest income - nontaxable investment securities	—	1	—	1
Dividend income - marketable equity securities	1	—	2	2
Interest on investment securities	$427	$433	$1,212	$1,266
(1) Amount includes interest income on securities purchased under agreements to resell.

The following table presents the gross realized gain and loss on sales of investment securities available for sale, and the net realized gain on sale of marketable equity securities:

Realized Gain on Sale of Investment Securities, Net

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gain on sale of investment securities available for sale	$1	$—	$13	$1
Gross realized loss on sale of investment securities available for sale	—	—	(12)	(2)
Net realized gain (loss) on sale of investment securities available for sale	1	—	1	(1)
Net realized gain on sale of marketable equity securities	27	—	27	1
Realized gain on sale of investment securities, net	$28	$—	$28	$—

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Investment Securities Available For Sale

dollars in millions	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$14,692	$(144)	$—	$—	$14,692	$(144)
Government agency	—	—	28	(1)	28	(1)
Residential mortgage-backed securities	14,130	(438)	2,660	(405)	16,790	(843)
Commercial mortgage-backed securities	1,383	(23)	934	(209)	2,317	(232)
Corporate bonds	13	—	95	(4)	108	(4)
Other	16	—	—	—	16	—
Total	$30,234	$(605)	$3,717	$(619)	$33,951	$(1,224)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$859	$(1)	$—	$—	$859	$(1)
Government agency	—	—	43	(1)	43	(1)
Residential mortgage-backed securities	815	(2)	3,292	(321)	4,107	(323)
Commercial mortgage-backed securities	48	—	1,129	(173)	1,177	(173)
Corporate bonds	—	—	123	(5)	123	(5)
Total	$1,722	$(3)	$4,587	$(500)	$6,309	$(503)

As of September 30, 2026, there were 290 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 278 were government sponsored enterprise-issued mortgage-backed securities including GNMA, FHLMC and FNMA, or government agency securities, and the remaining 12 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2026, no ACL was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no ACL was required for investment securities available for sale as of September 30, 2026. We reviewed the underlying credit exposures related to the Retained SBA Notes and determined no ACL was required as of September 30, 2026.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities including GNMA, FHLMC and FNMA, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no ACL was required for debt securities held to maturity as of September 30, 2026.

There were no debt securities on nonaccrual status as of September 30, 2026 or December 31, 2025.

Investment securities having an aggregate carrying value of $3.55 billion at September 30, 2026, and $3.89 billion at December 31, 2025, were pledged as collateral to secure public funds on deposit, the Purchase Money Note, certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, investments in qualified affordable housing projects and new market tax credits (“NMTC”) that are accounted for under the proportional amortization method (the “PAM”), and renewable energy tax credit investments that utilize the hypothetical liquidation at book value method (“HLBVM”). Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for descriptions of the accounting methodologies.

NOTE 4 — ASSETS HELD FOR SALE

The composition of assets held for sale is summarized in the following table.

dollars in millions	September 30, 2026	December 31, 2025
Loans and leases:
Commercial (1)	$83	$18
Consumer	48	781
Loans and leases	131	799
Operating lease equipment	11	5
Total assets held for sale	$142	$804
(1) There were nonaccrual loans held for sale of $7 million at September 30, 2026 and $10 million at December 31, 2025.

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

Consumer loans held for sale at September 30, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell. Additionally, consumer loans held for sale at December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost. In April 2026, these residential mortgage loans held for sale totaling $644 million in amortized cost were sold and BancShares recognized a gain of $1 million.

NOTE 5 — LOANS AND LEASES

Loans held for sale are excluded from loans and leases on the Consolidated Balance Sheets and are included in Note 4—Assets Held for Sale. Finance leases for which we are the lessor are included in the commercial and industrial loan class in the following tables. Refer to Note 7—Leases for further information on leases.

The following table summarizes loans by class:

Loans by Class

dollars in millions	September 30, 2026	December 31, 2025
Commercial
Commercial and industrial	$48,684	$44,721
Capital call lines	38,126	31,791
Owner occupied commercial mortgage	18,346	17,660
Investor dependent	2,582	2,778
Commercial real estate	23,038	23,784
Total commercial	130,776	120,734
Consumer
Residential mortgage	21,516	21,861
Revolving mortgage	2,853	2,863
Auto	1,224	1,416
Other consumer	821	1,056
Total consumer	26,414	27,196
Total loans and leases	$157,190	$147,930

At September 30, 2026 and December 31, 2025, accrued interest receivable on loans included in other assets was $678 million and $635 million, respectively, and was excluded from the estimate of the ALLL.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income was $50 million and $153 million for the three and nine months ended September 30, 2026, including $1 million and $3 million for unfunded commitments, respectively. Discount accretion income was $71 million and $230 million for the three and nine months ended September 30, 2025, including $6 million and $17 million for unfunded commitments, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	September 30, 2026	December 31, 2025
Deferred fees, including unamortized costs and unearned fees on Non-PCD loans	$(100)	$(103)

Net unamortized discount on acquired loans
Non-PCD	$1,143	$1,281
PCD	29	45
Total net unamortized discount	$1,172	$1,326

The aging and nonaccrual status of the outstanding loans and leases by class at September 30, 2026 and December 31, 2025 are provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency and Nonaccrual Status (1)

dollars in millions	September 30, 2026
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$119	$42	$6	$167	$48,051	$48,218	$466	$48,684
Capital call lines	—	—	—	—	38,126	38,126	—	38,126
Owner occupied commercial mortgage	70	26	17	113	18,053	18,166	180	18,346
Investor dependent	1	1	—	2	2,552	2,554	28	2,582
Commercial real estate	52	20	78	150	22,458	22,608	430	23,038
Total commercial	242	89	101	432	129,240	129,672	1,104	130,776
Consumer
Residential mortgage	100	22	1	123	21,175	21,298	218	21,516
Revolving mortgage	20	4	—	24	2,795	2,819	34	2,853
Auto	11	3	—	14	1,201	1,215	9	1,224
Other consumer	5	2	2	9	811	820	1	821
Total consumer	136	31	3	170	25,982	26,152	262	26,414
Total loans and leases	$378	$120	$104	$602	$155,222	$155,824	$1,366	$157,190

	December 31, 2025
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Accruing	Nonaccrual Loans (2)	Total
Commercial
Commercial and industrial	$232	$56	$63	$351	$43,914	$44,265	$456	$44,721
Capital call lines	—	—	—	—	31,791	31,791	—	31,791
Owner occupied commercial mortgage	78	19	1	98	17,403	17,501	159	17,660
Investor dependent	11	1	—	12	2,717	2,729	49	2,778
Commercial real estate	221	31	171	423	22,943	23,366	418	23,784
Total commercial	542	107	235	884	118,768	119,652	1,082	120,734
Consumer
Residential mortgage	168	42	7	217	21,465	21,682	179	21,861
Revolving mortgage	25	4	—	29	2,799	2,828	35	2,863
Auto	15	3	—	18	1,389	1,407	9	1,416
Other consumer	5	3	2	10	1,044	1,054	2	1,056
Total consumer	213	52	9	274	26,697	26,971	225	27,196
Total loans and leases	$755	$159	$244	$1,158	$145,465	$146,623	$1,307	$147,930
(1)    Accrued interest that was deducted from interest income when the loan was moved to nonaccrual status was $14 million for the nine months ended September 30, 2026 and $14 million for the nine months ended September 30, 2025.
(2)    Nonaccrual loans for which there was no related ALLL totaled $384 million at September 30, 2026 and $415 million at December 31, 2025. Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for discussion of loans individually evaluated to determine the ALLL.

Other real estate owned (“OREO”) and repossessed assets were $80 million as of September 30, 2026 and $124 million as of December 31, 2025.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2026 and December 31, 2025, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

September 30, 2026
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial and industrial
Pass	$12,042	$9,117	$5,071	$2,452	$1,731	$2,195	$12,503	$126	$45,237
Special Mention	167	197	280	92	110	100	149	—	1,095
Substandard	238	392	341	168	323	237	289	7	1,995
Doubtful	56	27	14	20	39	29	18	—	203
Ungraded	—	—	—	—	—	—	154	—	154
Total commercial and industrial	12,503	9,733	5,706	2,732	2,203	2,561	13,113	133	48,684
Capital call lines
Pass	—	—	—	—	—	—	38,108	18	38,126
Total capital call lines	—	—	—	—	—	—	38,108	18	38,126
Owner occupied commercial mortgage
Pass	2,339	2,659	2,533	1,911	2,242	5,392	281	28	17,385
Special Mention	20	25	32	35	104	55	3	—	274
Substandard	25	58	95	132	129	226	11	1	677
Doubtful	—	—	—	8	—	2	—	—	10
Total owner occupied commercial mortgage	2,384	2,742	2,660	2,086	2,475	5,675	295	29	18,346
Investor dependent
Pass	682	719	246	29	46	—	280	—	2,002
Special Mention	20	84	44	2	—	—	22	—	172
Substandard	26	138	129	34	—	—	54	—	381
Doubtful	7	9	4	5	—	—	2	—	27
Total Investor dependent	735	950	423	70	46	—	358	—	2,582
Commercial real estate
Pass	3,685	4,110	4,134	2,947	2,343	3,391	920	—	21,530
Special Mention	91	146	4	72	60	12	—	—	385
Substandard	363	309	38	148	90	129	1	—	1,078
Doubtful	3	4	—	8	17	13	—	—	45
Total commercial real estate	4,142	4,569	4,176	3,175	2,510	3,545	921	—	23,038
Total commercial
Pass	18,748	16,605	11,984	7,339	6,362	10,978	52,092	172	124,280
Special Mention	298	452	360	201	274	167	174	—	1,926
Substandard	652	897	603	482	542	592	355	8	4,131
Doubtful	66	40	18	41	56	44	20	—	285
Ungraded	—	—	—	—	—	—	154	—	154
Total commercial	$19,764	$17,994	$12,965	$8,063	$7,234	$11,781	$52,795	$180	$130,776

Consumer Loans - Delinquency Status by Class

September 30, 2026
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Residential mortgage
Current	$1,444	$1,495	$1,500	$2,220	$4,495	$10,066	$7	$—	$21,227
30-59 days	2	5	4	18	17	74	—	—	120
60-89 days	1	—	2	1	6	30	—	—	40
90 days or greater	—	5	5	13	20	86	—	—	129
Total residential mortgage	1,447	1,505	1,511	2,252	4,538	10,256	7	—	21,516
Revolving mortgage
Current	—	—	—	—	—	—	2,654	150	2,804
30-59 days	—	—	—	—	—	—	13	10	23
60-89 days	—	—	—	—	—	—	—	7	7
90 days or greater	—	—	—	—	—	—	3	16	19
Total revolving mortgage	—	—	—	—	—	—	2,670	183	2,853
Auto
Current	291	352	279	139	94	50	—	—	1,205
30-59 days	1	3	4	2	2	1	—	—	13
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	—	1	1	—	—	—	—	2
Total consumer auto	292	356	285	143	97	51	—	—	1,224
Other consumer
Current	131	101	57	33	23	12	455	—	812
30-59 days	—	1	—	—	—	—	4	—	5
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	—	2	—	2
Total consumer other	131	102	57	33	23	12	463	—	821
Total consumer	$1,870	$1,963	$1,853	$2,428	$4,658	$10,319	$3,140	$183	$26,414

The following tables represent current credit quality indicators by origination year as of December 31, 2025:

Commercial Loans - Risk Classifications by Class

December 31, 2025
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial and industrial
Pass	$13,484	$7,906	$3,552	$2,963	$1,428	$1,539	$10,143	$76	$41,091
Special Mention	213	264	113	97	143	60	181	—	1,071
Substandard	451	296	215	475	347	65	416	5	2,270
Doubtful	18	24	27	35	10	—	32	—	146
Ungraded	—	—	—	—	—	—	143	—	143
Total Commercial and industrial	14,166	8,490	3,907	3,570	1,928	1,664	10,915	81	44,721
Capital call lines
Pass	—	—	—	—	—	—	31,758	33	31,791
Total capital call lines	—	—	—	—	—	—	31,758	33	31,791
Owner occupied commercial mortgage
Pass	2,816	2,739	2,177	2,430	2,290	3,954	248	28	16,682
Special Mention	26	34	49	78	24	27	2	—	240
Substandard	41	55	128	179	88	222	8	3	724
Doubtful	—	4	10	—	—	—	—	—	14
Total owner occupied commercial mortgage	2,883	2,832	2,364	2,687	2,402	4,203	258	31	17,660
Investor dependent
Pass	981	648	110	67	—	—	326	—	2,132
Special Mention	29	78	1	19	—	—	19	—	146
Substandard	104	164	117	14	4	—	50	—	453
Doubtful	13	11	16	5	—	—	2	—	47
Total investor dependent	1,127	901	244	105	4	—	397	—	2,778
Commercial real estate
Pass	5,005	4,720	4,512	2,791	1,614	2,631	732	—	22,005
Special Mention	202	19	139	25	2	31	—	—	418
Substandard	409	249	221	145	70	193	1	—	1,288
Doubtful	29	3	—	18	1	22	—	—	73
Total commercial real estate	5,645	4,991	4,872	2,979	1,687	2,877	733	—	23,784
Total commercial
Pass	22,286	16,013	10,351	8,251	5,332	8,124	43,207	137	113,701
Special Mention	470	395	302	219	169	118	202	—	1,875
Substandard	1,005	764	681	813	509	480	475	8	4,735
Doubtful	60	42	53	58	11	22	34	—	280
Ungraded	—	—	—	—	—	—	143	—	143
Total commercial	$23,821	$17,214	$11,387	$9,341	$6,021	$8,744	$44,061	$145	$120,734

Consumer Loans - Delinquency Status by Class

December 31, 2025
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Residential mortgage
Current	$1,601	$1,609	$2,512	$4,783	$4,715	$6,295	$2	$—	$21,517
30-59 days	3	4	12	32	32	94	2	—	179
60-89 days	—	1	3	9	3	38	—	—	54
90 days or greater	1	5	6	10	7	82	—	—	111
Total residential mortgage	1,605	1,619	2,533	4,834	4,757	6,509	4	—	21,861
Revolving mortgage
Current	—	—	—	—	—	—	2,686	125	2,811
30-59 days	—	—	—	—	—	—	20	9	29
60-89 days	—	—	—	—	—	—	—	6	6
90 days or greater	—	—	—	—	—	—	3	14	17
Total revolving mortgage	—	—	—	—	—	—	2,709	154	2,863
Auto
Current	504	405	217	157	77	33	—	—	1,393
30-59 days	3	4	3	3	2	1	—	—	16
60-89 days	—	1	1	1	1	—	—	—	4
90 days or greater	—	1	1	1	—	—	—	—	3
Total consumer auto	507	411	222	162	80	34	—	—	1,416
Other consumer
Current	176	100	65	53	15	6	630	—	1,045
30-59 days	1	1	—	—	—	—	4	—	6
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	1	—	—	—	—	—	2	—	3
Total consumer other	178	101	65	53	15	6	638	—	1,056
Total consumer	$2,290	$2,131	$2,820	$5,049	$4,852	$6,549	$3,351	$154	$27,196

Gross Charge-offs

Gross charge-off disclosures by origination year and loan class are summarized in the following tables:

Nine Months Ended September 30, 2026
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2026	2025	2024	2023	2022	2021 & Prior	Revolving		Total
Commercial
Commercial and industrial	$12	$25	$36	$20	$41	$16	$91	$1	$242
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	1	4	—	—	—	—	—	5
Investor dependent	—	17	11	8	9	2	3	—	50
Commercial real estate	20	19	21	—	—	15	—	—	75
Total commercial	32	62	72	28	50	33	94	1	372
Consumer
Residential mortgage	—	—	—	—	—	1	—	—	1
Revolving mortgage	—	—	—	—	—	—	—	1	1
Auto	—	2	2	1	1	—	—	—	6
Other consumer	—	2	1	1	—	—	13	—	17
Total consumer	—	4	3	2	1	1	13	1	25
Total loans and leases	$32	$66	$75	$30	$51	$34	$107	$2	$397

Nine Months Ended September 30, 2025
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2025	2024	2023	2022	2021	2020 & Prior	Revolving		Total
Commercial
Commercial and industrial	$30	$23	$54	$47	$10	$6	$191	$1	$362
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	—	2	—	—	—	1	—	—	3
Investor dependent	—	14	30	28	7	4	9	—	92
Commercial real estate	4	23	3	21	—	32	—	—	83
Total commercial	34	62	87	96	17	43	200	1	540
Consumer
Residential mortgage	—	—	—	—	—	6	—	—	6
Revolving mortgage	—	—	—	—	—	—	—	—	—
Auto	—	2	2	1	1	—	—	—	6
Other consumer	—	1	1	1	—	—	12	—	15
Total consumer	—	3	3	2	1	6	12	—	27
Total loans and leases	$34	$65	$90	$98	$18	$49	$212	$1	$567

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

Amortized Cost of Loans Modified during the three months ended September 30, 2026

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$49	$21	$—	$2	$19	$1	$92	0.19%
Owner occupied commercial mortgage	12	—	—	3	1	—	16	0.09
Investor dependent	7	12	—	—	—	—	19	0.72
Commercial real estate	84	—	—	—	32	21	137	0.59
Total commercial	152	33	—	5	52	22	264	0.20
Consumer
Residential mortgage	2	1	2	1	—	—	6	0.03
Total consumer	2	1	2	1	—	—	6	0.03
Total loans and leases	$154	$34	$2	$6	$52	$22	$270	0.17%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $21 million of commercial real estate loans modified with a payment delay and interest rate reduction, as well as $1 million of commercial and industrial loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the three months ended September 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$233	$48	$—	$14	$4	$1	$300	0.67%
Owner occupied commercial mortgage	8	3	—	—	—	—	11	0.07
Investor dependent	9	40	—	—	4	—	53	1.92
Commercial real estate	69	9	—	45	7	—	130	0.56
Total commercial	319	100	—	59	15	1	494	0.42
Consumer
Residential mortgage	7	—	1	—	2	—	10	0.04
Total consumer	7	—	1	—	2	—	10	0.04
Total loans and leases	$326	$100	$1	$59	$17	$1	$504	0.35%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $1 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Financial Effects of Loan Modifications made during the three months ended September 30, 2026

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	14	2.85%	20
Owner occupied commercial mortgage	13	0.23	3
Investor dependent	12	—	9
Commercial real estate	10	0.71	10
Total commercial	12	0.84	14
Consumer
Residential mortgage	19	2.36	3
Revolving mortgage	34	2.34	—
Auto	22	—	—
Other consumer	—	7.43	—
Total consumer	21	2.44	3
Total loans and leases	12	1.04%	13

Financial Effects of Loan Modifications made during the three months ended September 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	15	1.05%	12
Owner occupied commercial mortgage	13	—	6
Investor dependent	11	—	6
Commercial real estate	9	0.52	23
Total commercial	13	0.65	11
Consumer
Residential mortgage	21	1.52	8
Revolving mortgage	58	4.36	—
Auto	18	—	—
Other consumer	60	11.41	—
Total consumer	24	3.01	8
Total loans and leases	13	0.71%	11

Note: The financial effects of loan modifications for certain loan classes reported in the tables above were not reported in the preceding tables as the total amortized cost of loans modified during the period for such loan classes rounded to less than $1 million.

Amortized Cost of Loans Modified during the nine months ended September 30, 2026

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$253	$25	$—	$3	$44	$18	$343	0.70%
Owner occupied commercial mortgage	30	3	—	21	4	2	60	0.32
Investor dependent	12	41	—	—	—	—	53	2.05
Commercial real estate	145	—	113	3	32	27	320	1.39
Total commercial	440	69	113	27	80	47	776	0.59
Consumer
Residential mortgage	6	1	3	1	—	—	11	0.05
Revolving mortgage	1	—	1	—	—	—	2	0.06
Total consumer	7	1	4	1	—	—	13	0.05
Total loans and leases	$447	$70	$117	$28	$80	$47	$789	0.50%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $21 million of commercial real estate loans and $2 million of owner occupied commercial mortgage loans modified with a payment delay and interest rate reduction, as well as $18 million of commercial and industrial loans and $6 million of commercial real estate loans modified with a term extension, interest rate reduction, and payment delay.

Amortized Cost of Loans Modified during the nine months ended September 30, 2025

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension (1) and Interest Rate Reduction	Term Extension (1) and Payment Delay	Other Combinations (2)	Total	Percent of Total Loan Class
Commercial
Commercial and industrial	$264	$124	$—	$16	$9	$6	$419	0.93%
Owner occupied commercial mortgage	11	5	—	29	22	—	67	0.39
Investor dependent	15	59	—	—	10	—	84	3.04
Commercial real estate	131	9	—	109	42	—	291	1.25
Total commercial	421	197	—	154	83	6	861	0.74
Consumer
Residential mortgage	15	—	1	2	25	—	43	0.18
Revolving mortgage	1	—	—	1	—	—	2	0.07
Total consumer	16	—	1	3	25	—	45	0.16
Total loans and leases	$437	$197	$1	$157	$108	$6	$906	0.63%
(1) Term extensions include modifications which extended the maturity date or amortization period, and modifications that deferred lump-sum principal payments to a later date.
(2) Consists of $6 million of commercial and industrial loans modified with a term extension, payment delay, and interest rate reduction.

Financial Effects of Loan Modifications made during the nine months ended September 30, 2026

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	20	0.88%	13
Owner occupied commercial mortgage	10	1.72	6
Investor dependent	9	—	7
Commercial real estate	9	1.36	10
Total commercial	15	1.35	10
Consumer
Residential mortgage	18	2.23	3
Revolving mortgage	47	2.68	—
Auto	24	0.47	—
Other consumer	—	8.70	—
Total consumer	23	2.45	3
Total loans and leases	15	1.38%	10

Financial Effects of Loan Modifications made during the nine months ended September 30, 2025

	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)
Commercial
Commercial and industrial	15	1.31%	12
Owner occupied commercial mortgage	11	1.93	5
Investor dependent	9	—	7
Commercial real estate	16	0.56	11
Total commercial	15	0.91	10
Consumer
Residential mortgage	14	1.21	6
Revolving mortgage	48	4.04	5
Auto	19	—	—
Other consumer	60	9.93	—
Total consumer	16	2.39	6
Total loans and leases	15	0.95%	10

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

At September 30, 2026, there were $164 million of loans modified in the twelve months ended September 30, 2026, which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.
Modified Loans Payment Status (twelve months ended September 30, 2026)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$434	$1	$15	$19	$469
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	63	5	5	6	79
Investor dependent	61	—	—	—	61
Commercial real estate	273	11	—	92	376
Total commercial	831	17	20	117	985
Consumer
Residential mortgage	10	2	5	2	19
Revolving mortgage	2	—	—	—	2
Auto	—	—	—	—	—
Other consumer	3	—	—	—	3
Total consumer	15	2	5	2	24
Total loans and leases	$846	$19	$25	$119	$1,009
Modified Loans Payment Status (twelve months ended September 30, 2025)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial and industrial	$396	$2	$1	$24	$423
Capital call lines	—	—	—	—	—
Owner occupied commercial mortgage	74	1	—	9	84
Investor dependent	90	—	—	1	91
Commercial real estate	271	5	1	60	337
Total commercial	831	8	2	94	935
Consumer
Residential mortgage	35	3	3	6	47
Revolving mortgage	7	—	—	—	7
Auto	—	—	—	—	—
Other consumer	—	—	—	—	—
Total consumer	42	3	3	6	54
Total loans and leases	$873	$11	$5	$100	$989

At September 30, 2026, there were $22 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the nine months ended September 30, 2026. At December 31, 2025, there were $60 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2025.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the FRB, and loans pledged as collateral for the Purchase Money Note to the FDIC.

Loans Pledged

dollars in millions	September 30, 2026	December 31, 2025
FHLB of Atlanta
Lendable collateral value of pledged Non-PCD loans	$19,323	$19,225
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$17,873	$17,775
Pledged Non-PCD loans	$32,329	$31,713

FRB
Lendable collateral value of pledged Non-PCD loans	$13,227	$12,962
Less: advances	—	—
Available borrowing capacity	$13,227	$12,962
Pledged Non-PCD loans	$13,862	$13,640

FDIC
Lendable collateral value of pledged loans	$31,708	$35,705
Less: advances	—	—
Less: principal amount of the Purchase Money Note	20,500	33,500
Available borrowing capacity (1)	$—	$—
Pledged loans (2)	$30,588	$34,465
(1) The draw period for the Advance Facility Agreement (an expired funding agreement between FCB and the FDIC in connection with the SVBB Acquisition) ended on March 27, 2025 so there was no available borrowing capacity at September 30, 2026 or December 31, 2025.
(2) Carrying value, net of remaining discount, for loans pledged as collateral for the Purchase Money Note.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition. There were no outstanding advances from the FHLB at September 30, 2026 or December 31, 2025.

Under borrowing arrangements with the FRB, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2026 or December 31, 2025.

NOTE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure of $190 million and $260 million at September 30, 2026 and December 31, 2025, respectively, is included in other liabilities. The provision or benefit for credit losses related to (i) loans and leases, (ii) off-balance sheet credit exposure, and (iii) other receivables or investment securities available for sale, if any, is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The ALLL activity for loans and leases is summarized in the following tables:

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,353	$131	$1,484	$1,512	$160	$1,672
BMO PSL ALLL	5	—	5	—	—	—
Provision (benefit) for loan and lease losses	34	16	50	238	(24)	214
Charge-offs	(127)	(8)	(135)	(244)	(12)	(256)
Recoveries	29	3	32	18	4	22
Balance at end of period	$1,294	$142	$1,436	$1,524	$128	$1,652

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566	$1,518	$158	$1,676
BMO PSL ALLL	5	—	5	—	—	—
Provision (benefit) for loan and lease losses	159	28	187	487	(14)	473
Charge-offs	(372)	(25)	(397)	(540)	(27)	(567)
Recoveries	66	9	75	59	11	70
Balance at end of period	$1,294	$142	$1,436	$1,524	$128	$1,652

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

The ALLL was $1.44 billion at September 30, 2026, a decrease of $130 million from $1.57 billion at December 31, 2025, largely due to lower reserves for individually evaluated loans, growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, improvements in credit quality including updates to certain models used to estimate the ALLL as discussed above, and changes in the macroeconomic scenarios, partially offset by the BMO PSL ALLL of $5 million discussed in Note 2—Business Combinations.

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for loan and lease losses	$50	$214	$187	$473
Provision (benefit) for off-balance sheet credit exposure	6	(23)	(70)	(13)
Benefit for other receivables	(1)	—	—	—
Provision for credit losses	$55	$191	$117	$460

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	September 30, 2026	December 31, 2025
Lease assets:
Operating lease ROU assets	Other assets	$301	$294
Finance leases	Premises and equipment	80	71
Total lease assets		$381	$365
Lease liabilities:
Operating leases	Other liabilities	$333	$329
Finance leases	Other borrowings	81	72
Total lease liabilities		$414	$401
Weighted-average remaining lease terms:
Operating leases		6.8 years	7.2 years
Finance leases		7.9 years	7.7 years
Weighted-average discount rate:
Operating leases		3.30%	3.10%
Finance leases		4.30	4.20

As of September 30, 2026, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost	Occupancy expense	$18	$18	$53	$54
Finance lease ROU asset amortization	Equipment expense	3	3	9	6
Interest on lease liabilities	Interest expense - other borrowings	1	1	3	2
Variable lease cost (1)	Occupancy expense	5	4	14	16
Sublease income	Occupancy expense	(2)	(1)	(4)	(4)
Net lease cost (1)		$25	$25	$75	$74
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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$58
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	8	5
ROU assets obtained in exchange for new operating lease liabilities	56	44
ROU assets obtained in exchange for new finance lease liabilities	18	55

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

The following table presents lease income related to BancShares’ equipment leases:

Lease Income

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income – operating leases	$273	$261	$808	$772
Variable lease income – operating leases (1)	15	12	41	43
Rental income on operating leases	288	273	849	815
Interest income – sales type and direct financing leases	42	44	127	131
Variable lease income included in other noninterest income (2)	12	14	40	44
Interest income – leveraged leases	—	1	1	3
Total lease income	$342	$332	$1,017	$993
(1) Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 8 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $418 million and $346 million at September 30, 2026 and December 31, 2025, respectively. All of BancShares’ goodwill relates to the General Bank reporting unit. Refer to Note 2—Business Combinations for discussion of goodwill associated with the BMO Branch Acquisition. There was no goodwill impairment during the nine months ended September 30, 2026 or 2025.

Goodwill

dollars in millions	September 30, 2026	December 31, 2025
Balance at January 1	$346	$346
BMO Branch Acquisition goodwill	72	—
Balance at end of period	$418	$346

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits acquired in business combinations, including the BMO Branch Acquisition. Core deposit intangibles are amortized over their estimated useful lives. Refer to Note 2—Business Combinations for discussion of core deposit intangibles associated with the BMO Branch Acquisition.

The following tables summarize the activity for core deposit intangibles:

Core Deposit Intangibles

Nine Months Ended September 30,
dollars in millions	2026
Balance at beginning of period, net of accumulated amortization	$195
BMO Branch Acquisition core deposit intangibles	192
Less: amortization for the period	38
Balance at end of period, net of accumulated amortization	$349

The following table summarizes the accumulated amortization balance for core deposit intangibles:

Core Deposit Intangible Accumulated Amortization

dollars in millions	September 30, 2026	December 31, 2025
Gross balance	$693	$501
Less: accumulated amortization	344	306
Balance, net of accumulated amortization	$349	$195

The following table summarizes the expected amortization expense as of September 30, 2026 in subsequent periods for core deposit intangibles:
Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2026	$22
2027	80
2028	70
2029	61
2030	53
2031	37
Thereafter	26
Balance, net of accumulated amortization	$349

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

Unconsolidated VIEs Carrying Value and Liabilities for Funding Commitments

dollars in millions	September 30, 2026	December 31, 2025
Affordable housing tax credit investments	$2,437	$2,761
Other tax credit investments (1)	13	—
Total tax credit equity investments	2,450	2,761
Other unconsolidated investments	229	194
Tax credit and other unconsolidated VIE investments (2)	2,679	2,955
Other investment securities available for sale (3)	18	—
Total unconsolidated VIE investments	$2,697	$2,955
Liabilities for commitments to fund tax credit investments (4)	$1,096	$1,321
(1) Other tax credit investments include renewable energy tax credit investments, along with a $2 million NMTC investment.
(2) Included in other assets.
(3) Represents the Retained SBA Notes further discussed in Note 3—Investment Securities.
(4)    Represents commitments to invest in qualified affordable housing investments. These commitments are payable on demand and included in other liabilities.

During the nine months ended September 30, 2026, we sold $161 million of tax credit investments and recognized a pretax gain of $17 million, reflected in other noninterest income on the Consolidated Statements of Income.

The table below summarizes the tax benefits, recognized in income tax expense on the Consolidated Statements of Income, for the affordable housing tax credit investments accounted for under the PAM. Amortization and tax credit impacts from the NMTC were not material.

Tax Benefits - PAM

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of affordable housing tax credit investments (1)	$69	$63	$219	$197
Tax credits from affordable housing tax credit investments	(73)	(66)	(230)	(201)
Other tax benefits from affordable housing tax credit investments	(10)	(15)	(42)	(38)
Net income tax benefit from affordable housing tax credit investments (2)	$(14)	$(18)	$(53)	$(42)
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
Other Tax Credit Investments
Other tax credit investments at September 30, 2026 primarily consisted of renewable energy tax credit investments accounted for under the HLBVM. We elected the deferral method for the tax credits and deferred tax assets (“DTAs”) related to HLBVM tax credit investments. During the three and nine months ended September 30, 2026, we received $69 million and $85 million, respectively, of tax credits related to renewable energy tax credit investments accounted for under the HLBVM and deferral method.

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

FCB did not consolidate the SBA Trust because FCB is not the primary beneficiary of the SBA Trust. FCB recognized a servicing asset and earns servicing and other ancillary fees for its role as servicer which includes performing remedy obligations regarding representations and warranties. BancShares recognized a gain of $3 million on the SBA Securitization, which is net of transaction costs and includes recognition of the servicing asset.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for further information regarding accounting policies for loan sales and securitizations. Refer to Note 3—Investment Securities for further information regarding the Retained SBA Notes.

NOTE 10 — BORROWINGS

Short-term Borrowings
Securities Sold under Agreements to Repurchase
BancShares held $116 million and $224 million at September 30, 2026 and December 31, 2025, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities. The weighted average interest rate for securities sold under agreements to repurchase was 0.48% and 0.41% at September 30, 2026 and December 31, 2025, respectively.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security. BancShares segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $155 million and $230 million at September 30, 2026 and December 31, 2025, respectively.

Long-term Borrowings
On June 24, 2026, FCB issued and sold $750 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029, then on August 3, 2026, issued and sold an additional $400 million aggregate principal amount of the same series. On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032.

During the nine months ended September 30, 2026, FCB made prepayments of $13.00 billion on the Purchase Money Note and recognized a loss on extinguishment of debt of $34 million. In October 2026, we made an additional prepayment of $1.50 billion.

The following table presents long-term borrowings as of September 30, 2026 and December 31, 2025, net of the respective unamortized purchase accounting adjustments, issuance costs, and impacts of fair value hedges:

Long-term Borrowings

dollars in millions	Interest Rate	Issuance Date	Maturity	Rate Reset Date	Interest Rate After Reset	September 30, 2026	December 31, 2025
Parent Company:
Senior unsecured:
Fixed-to-Floating Senior Notes (1)	5.231%	March 12, 2025	March 2031	March 12, 2030	Compounded SOFR + 141 bps	$479	$497
Fixed-to-Floating Senior Notes (1)	4.869%	March 3, 2026	March 2032	March 3, 2031	Compounded SOFR + 148.7 bps	474	—
Subordinated:
Fixed Rate Reset Subordinated Notes (1)	5.600%	September 5, 2025	September 2035	September 5, 2030	Five-year U.S. Treasury Rate + 185 bps	571	597
Fixed-to-Fixed Subordinated Notes (1)	6.254%	March 12, 2025	March 2040	March 12, 2035	Five-year U.S. Treasury Rate + 197 bps	689	745
Subsidiaries:
Senior unsecured:
Fixed-to-Floating Senior Notes (1) (2)	5.097%	June 24, 2026	July 2029	July 13, 2028	Compounded SOFR + 114.6 bps	1,130	—
Fixed Senior Notes	6.000%	March 27, 2006	April 2036	—	—	57	58
Subordinated:
Fixed Subordinated Notes	6.125%	March 9, 2018	March 2028	—	—	420	430
Secured:
Purchase Money Note to FDIC (fixed rate) (3)	3.500%	March 27, 2023	March 2028	—	—	20,453	33,385
Capital lease obligations	—	—	Maturities through May 2057	—	—	81	72
Total long-term borrowings						$24,354	$35,784
(1) Borrowings that are the hedged item in a fair value hedge as discussed in Note 11—Derivative Financial Instruments.
(2) Includes an original issuance on June 24, 2026 and an additional issuance on August 3, 2026.
(3) Issued in connection with the SVBB Acquisition. The unamortized discount was $47 million and $115 million at September 30, 2026 and December 31, 2025, respectively. Refer to Note 5—Loans and Leases for further information on loans pledged as collateral to secure borrowings.

Pledged Assets
Refer to the “Loans Pledged” section in Note 5—Loans and Leases for information on loans pledged as collateral to secure borrowings. Additionally, interest-earning deposits at banks included $163 million and $212 million at September 30, 2026 and December 31, 2025, respectively, that were required minimum deposits under the Purchase Money Note.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives designated as hedging instruments (“Designated Derivatives”) include interest rate swap contracts utilized to manage our interest rate exposure for items on our Consolidated Balance Sheets. This includes floating-rate loan portfolio cash flow hedges and fair value hedges of our fixed-rate borrowings.

Our derivatives not designated as hedging instruments (“Non-Designated Derivatives”) mainly include interest rate and foreign exchange contracts that our customers utilized for their risk management needs. We typically manage our exposure to these customer derivatives by entering into offsetting or “back-to-back” interest rate and foreign exchange contracts with third-party dealers. Our Non-Designated Derivatives also include risk participation agreements and commodity derivatives, as well as equity warrants that we often obtain through credit facility negotiations, primarily with private venture-backed companies in the technology, life sciences, or healthcare industries.

Derivative instruments that are cleared through certain central counterparty clearing houses are settled-to-market and reported net of collateral positions.

Refer to Note 1—Significant Accounting Policies and Basis of Presentation of our 2025 Form 10-K for accounting policies for derivatives.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	September 30, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Designated Derivatives
Fair Value Hedges
Interest rate contracts hedging long-term borrowings (1) (2)	$3,500	$—	$(1)	$—	$—	$—
Cash Flow Hedges
Interest rate contracts hedging loans (1) (2)	10,500	—	—	4,000	—	—
Total Designated Derivatives	$14,000	$—	$(1)	$4,000	$—	$—
Non-Designated Derivatives
Interest rate contracts (1) (2)	$32,436	$555	$(720)	$28,741	$385	$(381)
Foreign exchange contracts (3)	9,141	115	(84)	8,912	122	(113)
Equity warrants	69	44	—	69	27	—
Other contracts (4)	1,613	3	(2)	1,416	—	—
Total Non-Designated derivatives	$43,259	$717	$(806)	$39,138	$534	$(494)
Derivative fair values included in the Consolidated Balance Sheets (2)		$717	$(807)		$534	$(494)
(1)    Fair value balances include accrued interest.
(2)    BancShares accounts for derivatives cleared by a central counterparty, including the Chicago Mercantile Exchange and LCH Clearnet, as “settled-to-market.” As a result, the derivative asset and liability fair values in the table above and in other assets and other liabilities in the Consolidated Balance Sheets are presented net of the variation margin payments as discussed below.
(3)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $510 million and $1 million, respectively, as of September 30, 2026, and $252 million and $0 million, respectively, as of December 31, 2025.
(4)    Other contracts primarily include risk participation agreements and commodity derivatives.

Variation margin payments are periodic cash settlements FCB receives from or pays to a central counterparty based on changes in the fair value of the underlying derivatives. The following table presents the impact of the variation margin payments on derivatives included in other assets and other liabilities in the Consolidated Balance Sheets:

Impact of Variation Margin Payments on Derivative Assets and Liabilities

dollars in millions	September 30, 2026		December 31, 2025
	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Designated Derivatives
Fair value, before variation margin payments	$—	$(236)	$19	$—
Impact of variation margin payments	—	235	(19)	—
Total Designated Derivatives	$—	$(1)	$—	$—
Non-Designated Derivatives
Fair value, before variation margin payments	$956	$(835)	$596	$(529)
Impact of variation margin payments	(239)	29	(62)	35
Total Non-Designated Derivatives	$717	$(806)	$534	$(494)
Derivative assets and liabilities included in the Consolidated Balance Sheets	$717	$(807)	$534	$(494)
Amounts subject to master netting agreements (1)	(10)	10	(118)	118
Cash collateral pledged (received) subject to master netting agreements (2)	(526)	(1)	(204)	62
Total net derivative fair value	$181	$(798)	$212	$(314)
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

Fair Value Hedges
The following table presents the impact of fair value hedges recorded in interest expense on the Consolidated Statements of Income:

Recognized Gains (Losses) on Fair Value Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Interest Expense	2026	2025	2026	2025
Loss on hedging instruments - borrowings	Borrowings	$(104)	$—	$(142)	$—
Gain on hedged item - time deposits	Deposits	—	1	—	1
Gain on hedged item - borrowings	Borrowings	103	—	141	2
Net (loss) gain on fair value hedges	Total interest expense	$(1)	$1	$(1)	$3

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges as of September 30, 2026. There were no fair value hedges outstanding as of December 31, 2025.

Carrying Value of Hedged Items

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
September 30, 2026
Long-term borrowings	$3,343	$(141)	$—

Cash Flow Hedges
The following table presents the pretax unrealized (loss) or gain on hedging instruments in cash flow hedges, which are reported in other comprehensive income, and the pretax amount reclassified from accumulated other comprehensive income (“AOCI”) to earnings:

Other Comprehensive (Loss) Gain on Cash Flow Hedges, Pretax

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other comprehensive (loss) income on cash flow hedge derivatives before reclassifications	$(64)	$(2)	$(111)	$10
Amounts reclassified from AOCI to earnings	(2)	—	(4)	(4)
Other comprehensive (loss) income on cash flow hedge derivatives	$(66)	$(2)	$(115)	$6

Interest income on cash flow hedges	$2	$—	$4	$4

Other Information for Cash Flow Hedges

dollars in millions	September 30, 2026	December 31, 2025
Unrealized (loss) gain on cash flow hedge derivatives reported in AOCI, net of income taxes	$(71)	$14
Estimated (decrease) increase to earnings on cash flow hedges during the next 12 months, net of income taxes (1)	$(44)	$9
Maximum number of months over which forecasted cash flows are hedged (2)	25	27
(1) Estimated amounts to be reclassified from AOCI to earnings. Actual amounts could differ from estimates due to factors such as changes in interest rates, hedge de-designations and the addition of other hedges.
(2) Maximum number of months is based on the latest maturity date of cash flow hedges outstanding at September 30, 2026 and December 31, 2025.

Non-Designated Derivatives
The following table presents the gain or (loss) on Non-Designated Derivatives recognized on the Consolidated Statements of Income:

Gain (Loss) on Non-Designated Derivatives

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Amounts Recognized	2026	2025	2026	2025
Interest rate contracts	Other noninterest income	$22	$4	$34	$10
Foreign currency contracts (1)	Other noninterest income	8	12	45	(52)
Equity warrants	Other noninterest income	(6)	1	29	3
Gain (loss) on Non-Designated Derivatives		$24	$17	$108	$(39)
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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$15,582	$—	$15,582	$—	$10,673	$—	$10,673	$—
Government agency	28	—	28	—	43	—	43	—
Residential mortgage-backed securities	17,014	—	17,014	—	17,623	—	17,623	—
Commercial mortgage-backed securities	2,831	—	2,831	—	3,299	—	3,299	—
Corporate bonds	121	—	101	20	140	—	117	23
Municipal bonds	12	—	12	—	12	—	12	—
Other	18	—	18	—	—	—	—	—
Total investment securities available for sale	$35,606	$—	$35,586	$20	$31,790	$—	$31,767	$23
Marketable equity securities	112	52	60	—	127	50	77	—
Loans held for sale	48	—	48	—	87	—	87	—
Loans	23	—	23	—	22	—	22	—
Derivative assets (1)
Total Designated Derivatives assets	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate contracts — Non-Designated Derivatives	$555	$—	$554	$1	$385	$—	$383	$2
Foreign exchange contracts — Non-Designated Derivatives	115	—	115	—	122	—	122	—
Equity warrants — Non-Designated Derivatives	44	—	—	44	27	—	—	27
Other derivative contracts — Non-Designated Derivatives	3	—	3	—	—	—	—	—
Total Non-Designated Derivatives assets	$717	$—	$672	$45	$534	$—	$505	$29
Total derivative assets	$717	$—	$672	$45	$534	$—	$505	$29
Liabilities
Derivative liabilities (1)
Interest rate contracts — Designated Derivatives	$1	$—	$1	$—	$—	$—	$—	$—
Interest rate contracts — Non-Designated Derivatives	$720	$—	$719	$1	$381	$—	$381	$—
Foreign exchange contracts — Non-Designated Derivatives	84	—	84	—	113	—	113	—
Other derivative contracts — Non-Designated Derivatives	2	—	2	—	—	—	—	—
Total Non-Designated Derivatives liabilities	$806	$—	$805	$1	$494	$—	$494	$—
Total derivative liabilities	$807	$—	$806	$1	$494	$—	$494	$—
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value		Valuation Technique	Significant Unobservable Inputs
	September 30, 2026	December 31, 2025
Assets
Corporate bonds	$20	$23	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate, equity warrants, and other derivative — Non-Designated Derivatives	$45	$29	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate and other derivative — Non-Designated Derivatives	$1	$—	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Corporate Bonds	Other Derivative Assets — Non-Designated	Other Derivative Liabilities — Non-Designated	Corporate Bonds	Other Derivative Assets — Non-Designated	Other Derivative Liabilities — Non-Designated
Beginning balance	$23	$29	$—	$168	$17	$1
Purchases	—	7	—	—	6	—
Changes in fair value included in earnings	—	20	1	—	4	—
Changes in fair value included in comprehensive income	—	—	—	9	—	—
Maturity and settlements	(3)	(11)	—	(68)	(2)	—
Ending balance	$20	$45	$1	$109	$25	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance (“UPB”) for residential mortgage loans originated for sale measured at fair value:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	September 30, 2026			December 31, 2025
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale (1)	$71	$74	$(3)	$109	$109	$—
(1) Originated loans held for sale include loans held for sale and loans originated for sale but transferred to portfolio and held for investment.

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of other noninterest income were insignificant for the three and nine months ended September 30, 2026 and 2025. Interest earned on originated loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income. No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2026 or December 31, 2025.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2026
Assets held for sale - loans	$25	$—	$—	$25	$(3)
Loans - collateral dependent loans	226	—	—	226	(82)
Other real estate owned	19	—	—	19	—
Total	$270	$—	$—	$270	$(85)
December 31, 2025
Assets held for sale - loans	$5	$—	$—	$5	$(7)
Loans - collateral dependent loans	186	—	—	186	(157)
Other real estate owned	104	—	—	104	—
Total	$295	$—	$—	$295	$(164)

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

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets held for sale - loans. Loans held for investment subsequently transferred to held for sale are carried at LOCOM. When available, the fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs in instances where there is an active market, or Level 2 when there is no active market. The fair value of Level 2 assets may also be estimated based on prices of recent trades of similar assets. For other loans held for sale, the fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of committed trades. Gains and losses are recorded in noninterest income.

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 5% and 14%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2026 and December 31, 2025, the weighted average discount applied was 9.84% and 7.86%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	September 30, 2026
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$981	$981	$—	$—	$981
Interest-earning deposits at banks	18,290	18,290	—	—	18,290
Securities purchased under agreements to resell	197	—	197	—	197
Investment in marketable equity securities	112	52	60	—	112
Investment securities available for sale	35,606	—	35,586	20	35,606
Investment securities held to maturity	9,157	—	7,644	—	7,644
Loans held for sale	131	—	48	83	131
Net loans	153,833	—	1,560	151,723	153,283
Accrued interest receivable	1,007	—	1,007	—	1,007
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	46	—	—	80	80
Derivative assets - Non-Designated Derivatives	717	—	672	45	717
Financial Liabilities
Deposits with no stated maturity	167,122	—	167,122	—	167,122
Time deposits	18,142	—	18,077	—	18,077
Credit balances of factoring clients	1,578	—	—	1,578	1,578
Securities sold under customer repurchase agreements	116	—	116	—	116
Long-term borrowings	24,273	—	24,154	—	24,154
Accrued interest payable	180	—	180	—	180
Derivative liabilities - Non-Designated Derivatives	806	—	805	1	806

	December 31, 2025
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$801	$801	$—	$—	$801
Interest-earning deposits at banks	19,801	19,801	—	—	19,801
Securities purchased under agreements to resell	232	—	232	—	232
Investment in marketable equity securities	127	50	77	—	127
Investment securities available for sale	31,790	—	31,767	23	31,790
Investment securities held to maturity	9,647	—	8,491	—	8,491
Loans held for sale	799	—	781	18	799
Net loans	144,346	—	1,580	143,782	145,362
Accrued interest receivable	912	—	912	—	912
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	32	—	—	50	50
Derivative assets - Non-Designated Derivatives	534	—	505	29	534
Financial Liabilities
Deposits with no stated maturity	150,342	—	150,342	—	150,342
Time deposits	11,236	—	11,227	—	11,227
Credit balances of factoring clients	1,148	—	—	1,148	1,148
Securities sold under customer repurchase agreements	224	—	224	—	224
Long-term borrowings	35,712	—	35,795	—	35,795
Accrued interest payable	140	—	140	—	140
Derivative liabilities - Non-Designated Derivatives	494	—	494	—	494

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature and is classified on the fair value hierarchy as Level 1. The balances at September 30, 2026 and December 31, 2025 included $163 million and $212 million, respectively, as a required minimum deposit under the Purchase Money Note.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2026 and December 31, 2025. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 13 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Common Stock Outstanding
	Class A	Class B
Common stock - June 30, 2026	10,385,222	1,005,185
Shares repurchased under authorized repurchase plan	(278,828)	—
Common stock - September 30, 2026	10,106,394	1,005,185

Common stock - December 31, 2025	11,133,974	1,005,185
Shares repurchased under authorized repurchase plan	(1,027,580)	—
Common stock - September 30, 2026	10,106,394	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B common stock, each with a par value of $1. Class A common stockholders have one vote per share and Class B common stockholders have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
As of September 30, 2026, the Parent Company had Series A, Series B, Series C, Series D, Series E, and Series F non-cumulative perpetual preferred stock outstanding (together, “BancShares Preferred Stock”) as summarized in the following table:

Preferred Stock

dollars in millions, except per share, depositary share, and per depositary share data									Liquidation Preference Per Depositary Share
Preferred Stock	Issuance Date	Earliest Redemption Date	Book Value (1)	Par Value Per Share	Shares Authorized, Issued and Outstanding	Aggregate Liquidation Preference	Liquidation Preference Per Share	Depositary Shares (Fractional Interest) (2)		Dividend
Series A	March 12, 2020	March 15, 2025	$340	$0.01	345,000	$345	$1,000	13,800,000 (1/40th)	$25	5.375%
Series B (3)	January 3, 2022	January 4, 2027	334	0.01	325,000	325	1,000	n/a	n/a	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	207	0.01	8,000,000	200	25	n/a	n/a	5.625%
Series D (4)	November 18, 2025	December 15, 2030	494	0.01	5,000	500	100,000	500,000 (1/100th)	1,000	7.000%
Series E (5)	February 5, 2026	March 15, 2031	390	0.01	400,000	400	1,000	16,000,000 (1/40th)	25	6.625%
Series F (6)	September 14, 2026	September 15, 2031	296	0.01	3,000	300	100,000	300,000 (1/100th)	1,000	7.500%
Total			$2,061		9,078,000	$2,070
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
(5) The initial dividend period commenced on and included the issuance date and ended on and included June 14, 2026. The dividend rate is 6.625% per annum from the issuance date to, but excluding, the first reset date of March 15, 2031. Thereafter, the dividend rate resets to the five-year treasury rate plus 2.830% on the fifth anniversary of the preceding reset date.
(6) The initial dividend period commenced on and included the issuance date and will end on and include December 14, 2026. The dividend rate is 7.500% per annum from the issuance date to, but excluding, the first reset date of September 15, 2031. Thereafter, the dividend rate resets to the five-year treasury rate plus 2.894% on the fifth anniversary of the preceding reset date.

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

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table includes the components of AOCI:

Components of Accumulated Other Comprehensive Loss

dollars in millions	September 30, 2026			December 31, 2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(1,221)	$295	$(926)	$(162)	$25	$(137)
Unrealized loss on securities available for sale transferred to held to maturity	(5)	1	(4)	(5)	1	(4)
Defined benefit pension items	276	(71)	205	282	(72)	210
Unrealized (loss) gain on cash flow hedge derivatives	(96)	25	(71)	19	(5)	14
Total accumulated other comprehensive (loss) income	$(1,046)	$250	$(796)	$134	$(51)	$83

The following table summarizes the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component, Net of Income Taxes

dollars in millions	Unrealized loss on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Defined benefit pension items	Unrealized gain (loss) on cash flow hedge derivatives	Total accumulated other comprehensive income (loss)
Balance as of December 31, 2025	$(137)	$(4)	$210	$14	$83
AOCI activity before reclassifications	(788)	—	(4)	(82)	(874)
Amounts reclassified from AOCI to earnings	(1)	—	(1)	(3)	(5)
Other comprehensive loss for the period	(789)	—	(5)	(85)	(879)
Balance as of September 30, 2026	$(926)	$(4)	$205	$(71)	$(796)

Balance as of December 31, 2024	$(584)	$(4)	$135	$8	$(445)
AOCI activity before reclassifications	400	—	(4)	8	404
Amounts reclassified from AOCI to earnings	—	—	—	(3)	(3)
Other comprehensive income (loss) for the period	400	—	(4)	5	401
Balance as of September 30, 2025	$(184)	$(4)	$131	$13	$(44)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended September 30,
	2026			2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(693)	$177	$(516)	$97	$(25)	$72
Amounts reclassified from AOCI to earnings	(1)	—	(1)	—	—	—	Realized gain on sale of investment securities, net
Other comprehensive (loss) income on securities available for sale	$(694)	$177	$(517)	$97	$(25)	$72

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$—	$—	$—	$1	$(1)	$—	Interest income on investment securities

Defined benefit pension items:
Actuarial loss	$—	$—	$—	$(1)	$—	$(1)

Unrealized loss on cash flow hedge derivatives:
AOCI activity before reclassifications	$(64)	$16	$(48)	$(2)	$1	$(1)
Amounts reclassified from AOCI to earnings	(2)	1	(1)	—	—	—	Interest income on loans and leases
Other comprehensive loss on cash flow hedge derivatives	$(66)	$17	$(49)	$(2)	$1	$(1)
Total other comprehensive (loss) income	$(760)	$194	$(566)	$95	$(25)	$70

dollars in millions	Nine Months Ended September 30,
	2026			2025
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized (loss) gain on securities available for sale:
AOCI activity before reclassifications	$(1,058)	$270	$(788)	$538	$(138)	$400
Amounts reclassified from AOCI to earnings	(1)	—	(1)	—	—	—	Realized gain on sale of investment securities, net
Other comprehensive (loss) income on securities available for sale	$(1,059)	$270	$(789)	$538	$(138)	$400

Unrealized loss on securities available for sale transferred to held to maturity:
Amounts reclassified from AOCI to earnings	$—	$—	$—	$1	$(1)	$—	Interest income on investment securities

Defined benefit pension items:
Actuarial loss	$(5)	$1	$(4)	$(5)	$1	$(4)
Amounts reclassified from AOCI to earnings	(1)	—	(1)	—	—	—	Other noninterest expense
Other comprehensive loss for defined benefit pension items	$(6)	$1	$(5)	$(5)	$1	$(4)

Unrealized (loss) gain on cash flow hedge derivatives:
AOCI activity before reclassifications	$(111)	$29	$(82)	$10	$(2)	$8
Amounts reclassified from AOCI to earnings	(4)	1	(3)	(4)	1	(3)	Interest income on loans and leases
Other comprehensive (loss) income on cash flow hedge derivatives	$(115)	$30	$(85)	$6	$(1)	$5
Total other comprehensive (loss) income	$(1,180)	$301	$(879)	$540	$(139)	$401

NOTE 15 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except share and per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$606	$568	$1,812	$1,626
Preferred stock dividends	29	14	87	43
Net income available to common stockholders	$577	$554	$1,725	$1,583
Weighted average common shares outstanding
Basic shares outstanding	11,250,519	12,849,339	11,567,933	13,217,940
Stock-based awards	—	—	—	—
Diluted shares outstanding	11,250,519	12,849,339	11,567,933	13,217,940
Earnings per common share
Basic and diluted	$51.23	$43.08	$149.14	$119.70
NOTE 16 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 24.7% and 24.4% for the three months ended September 30, 2026 and 2025, respectively. The increase in the ETR for the three months ended September 30, 2026 compared to 2025 was primarily due to the benefit related to purchased tax credits reflected in the prior year. BancShares’ global ETRs were 24.5% and 24.7% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the ETR for the nine months ended September 30, 2026 compared to 2025 was primarily due to a reduction in state and local income taxes.

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

Deferred Tax Assets and Valuation Adjustments
BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there were any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, changes to the valuation allowance may be required.

NOTE 17 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans and supplemental and executive retirement plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages, while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

Net Periodic Benefit Costs

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$2	$2	$6	$6
Interest cost	16	16	48	48
Expected return on assets	(25)	(24)	(74)	(71)
Amortization of net actuarial gain	—	—	(1)	—
Total net periodic benefit	$(7)	$(6)	$(21)	$(17)

NOTE 18 — SEGMENT INFORMATION

BancShares’ segments include the General Bank, the Commercial Bank, and Rail. All other financial information not included in the segments is reported in the Corporate section of the segment disclosures. We do not aggregate multiple operating segments into a reportable segment. Therefore, each of our operating segments is a reportable segment.

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

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily tailored to commercial and middle market companies in a wide range of industries, including: healthcare, energy, technology media and telecommunications, maritime, and aerospace and defense. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment, and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other commercial real estate professionals. Additionally, we provide business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

Commercial Bank also includes products and services offered to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. Loan products are offered through Fund Banking and Innovation Banking and consist of capital call lines of credit, investor dependent loans, and commercial and industrial loans made primarily to technology, life science and healthcare companies.

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

dollars in millions	Three Months Ended September 30, 2026
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$829	$848	$(60)	$82	$1,699
Rental income on operating lease equipment	—	51	237	—	288
All other noninterest income	184	269	2	(9)	446
Total noninterest income	184	320	239	(9)	734
Total revenue	1,013	1,168	179	73	2,433
Depreciation on operating lease equipment	—	41	59	—	100
Maintenance and other operating lease expenses	—	—	66	—	66
Personnel cost	225	186	7	424	842
Acquisition-related expenses	—	—	—	18	18
All other noninterest expense (3)	397	398	19	(267)	547
Total noninterest expense	622	625	151	175	1,573
Provision for credit losses	37	18	—	—	55
Income (loss) before income taxes	354	525	28	(102)	805
Income tax expense (benefit)	88	131	7	(27)	199
Net income (loss)	$266	$394	$21	$(75)	$606
Select Period End Balances
Loans and leases	$64,988	$92,119	$83	$—	$157,190
Operating lease equipment, net	—	717	9,048	—	9,765
Investment securities	18	—	—	44,857	44,875
Deposits	81,381	47,151	2	56,730	185,264

	Three Months Ended September 30, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$846	$796	$(55)	$147	$1,734
Rental income on operating lease equipment	—	54	219	—	273
All other noninterest income	166	236	2	22	426
Total noninterest income	166	290	221	22	699
Total revenue	1,012	1,086	166	169	2,433
Depreciation on operating lease equipment	—	43	55	—	98
Maintenance and other operating lease expenses	—	—	67	—	67
Personnel cost	210	184	6	417	817
Acquisition-related expenses	—	—	—	28	28
All other noninterest expense (3)	372	412	16	(319)	481
Total noninterest expense	582	639	144	126	1,491
Provision for credit losses	1	190	—	—	191
Income before income taxes	429	257	22	43	751
Income tax expense	109	64	5	5	183
Net income	$320	$193	$17	$38	$568
Select Period End Balances
Loans and leases	$65,225	$79,470	$63	$—	$144,758
Operating lease equipment, net	—	737	8,709	—	9,446
Investment securities	—	—	—	45,124	45,124
Deposits	74,596	42,869	2	45,723	163,190
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

dollars in millions	Nine Months Ended September 30, 2026
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,461	$2,455	$(177)	$237	$4,976
Rental income on operating lease equipment	—	160	689	—	849
All other noninterest income	543	769	18	23	1,353
Total noninterest income	543	929	707	23	2,202
Total revenue	3,004	3,384	530	260	7,178
Depreciation on operating lease equipment	—	127	175	—	302
Maintenance and other operating lease expenses	—	—	198	—	198
Personnel cost	649	571	21	1,314	2,555
Acquisition-related expenses	—	—	—	31	31
All other noninterest expense (3)	1,174	1,202	54	(856)	1,574
Total noninterest expense	1,823	1,900	448	489	4,660
Provision for credit losses	108	9	—	—	117
Income (loss) before income taxes	1,073	1,475	82	(229)	2,401
Income tax expense (benefit)	263	362	20	(56)	589
Net income (loss)	$810	$1,113	$62	$(173)	$1,812

	Nine Months Ended September 30, 2025
	General Bank	Commercial Bank	Rail	Corporate (1)	BancShares (2)
Net interest income (expense)	$2,458	$2,371	$(160)	$423	$5,092
Rental income on operating lease equipment	—	164	651	—	815
All other noninterest income	494	665	7	31	1,197
Total noninterest income	494	829	658	31	2,012
Total revenue	2,952	3,200	498	454	7,104
Depreciation on operating lease equipment	—	131	165	—	296
Maintenance and other operating lease expenses	—	—	180	—	180
Personnel cost	627	557	20	1,241	2,445
Acquisition-related expenses	—	—	—	108	108
All other noninterest expense (3)	1,100	1,254	56	(955)	1,455
Total noninterest expense	1,727	1,942	421	394	4,484
Provision for credit losses	60	400	—	—	460
Income before income taxes	1,165	858	77	60	2,160
Income tax expense (benefit)	298	218	19	(1)	534
Net income	$867	$640	$58	$61	$1,626
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

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	September 30, 2026	December 31, 2025
Financing Commitments
Financing assets (excluding leases)	$52,221	$51,726
Letters of Credit
Financial standby letters of credit	2,903	2,583
Other letters of credit	210	227
Deferred Purchase Agreements	1,852	1,723
Purchase and Funding Commitments (1)	57	102
(1)    BancShares’ purchase and funding commitments relate to the Rail segment commitments to fund railcar manufacturer purchase and upgrade commitments.

Financing Commitments
Commitments to extend credit are legally binding agreements to lend to customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires collateral to be pledged to secure the commitment, including cash deposits, securities and other assets.

Financing commitments, referred to as net unfunded loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2026 and December 31, 2025, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $275 million and $360 million at September 30, 2026 and December 31, 2025, respectively, related to off-balance sheet commitments to fund other tax credit investments and other unconsolidated investments. These off-balance sheet investment commitments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $196 million and $211 million at September 30, 2026 and December 31, 2025, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.85 billion and $1.71 billion of DPA exposures at September 30, 2026 and December 31, 2025, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $6 million and $13 million available under DPA credit line agreements provided at September 30, 2026 and December 31, 2025, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters for which a loss is probable or reasonably possible, BancShares is able to estimate a range of reasonably possible losses in excess of any established reserve, or for which there is no established reserve. Management currently estimates an aggregate range of reasonably possible losses to be up to approximately $45 million in excess of any established reserves. This estimate represents reasonably possible losses (in excess of any established reserves) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2026. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. For certain other Litigation matters for which a loss is probable or reasonably possible, BancShares is not able to estimate a range of reasonably possible losses.

Based on information currently available as of September 30, 2026, those Litigation matters for which BancShares is not able to estimate a range of reasonably possible losses or as to which a loss does not appear to be reasonably possible are not included within this estimated range and, therefore, this estimated range does not represent BancShares’ maximum loss exposure.

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

Recent Events

BMO Branch Acquisition
On September 4, 2026 (the “BMO Branch Acquisition Date”), FCB completed its previously announced acquisition of 138 branches from BMO Bank N.A. located throughout the Midwest, Great Plains and West regions of the U.S. (the “BMO Branch Acquisition”). In connection with the BMO Branch Acquisition, FCB assumed $4.86 billion in deposits and acquired $643 million in loans. Refer to Note 2—Business Combinations for further details.

Equity Transactions
Share Repurchase Programs
During the third quarter of 2026, we repurchased 278,828 shares of our Class A common stock for $600 million under BancShares’ Share Repurchase Program announced in July 2025 (the “2025 SRP”) and paid a dividend of $2.10 per share on our Class A and Class B common stock. Shares repurchased during the third quarter of 2026 represented 2.68% of Class A common stock and 2.45% of total Class A and Class B common stock outstanding at June 30, 2026. From inception of the 2024 share repurchase program through September 30, 2026, we repurchased 3,420,683 shares of our Class A common stock for $6.79 billion, representing 25.29% of Class A common stock and 23.54% of total Class A and Class B common stock outstanding as of June 30, 2024.

From October 1, 2026 through October 31, 2026, BancShares repurchased an additional 47,713 shares of Class A common stock for a total of $103 million and had total capacity remaining under the 2025 SRP of $608 million as of October 31, 2026.

On October 23, 2026, BancShares announced that the Board of Directors (the “Board”) authorized a new share repurchase program, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $1.2 billion in 2027 (the “2027 SRP”).

Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for third quarter 2026 monthly repurchase activity of Class A common stock.

Preferred Stock Issuance
The Parent Company issued and sold 7.500% non-cumulative perpetual preferred stock, series F for a total of $300 million on September 14, 2026, and 6.625% non-cumulative perpetual preferred stock, series E for a total of $400 million on February 5, 2026. Refer to Note 13—Stockholders' Equity for further information, including depositary shares and liquidation preference.

Debt Transactions
Prepayments of the Purchase Money Note
In connection with the SVBB Acquisition (as defined in Note 2—Business Combinations), FCB issued a five-year $36.07 billion note payable to the FDIC, maturing March 27, 2028 (the “Purchase Money Note”). The Purchase Money Note had a carrying value of $20.45 billion and $33.39 billion at September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026, we prepaid $8.00 billion of the Purchase Money Note which resulted in a $19 million loss on extinguishment of debt. Prepayments in the quarter were largely driven by liquidity from the BMO Branch Acquisition. During the nine months ended September 30, 2026, we prepaid $13.00 billion of the Purchase Money Note which resulted in a $34 million loss on extinguishment of debt. The outstanding balance of the Purchase Money Note declined from $35.85 billion at September 30, 2025 to $20.45 billion at September 30, 2026. Additionally, we prepaid $1.50 billion in October 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect prepayments in the range of $3.5 billion to $4.0 billion per quarter, and are planning to fully repay the Purchase Money Note by December 31, 2027.

Debt Issuances
Debt issuances from January 1, 2026 to September 30, 2026 had aggregate principal amounts totaling $1.65 billion (the “2026 Debt Issuances”) and included the following:
•On August 3, 2026, FCB issued and sold an additional $400 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029.
•On June 24, 2026, FCB issued and sold $750 million aggregate principal amount of its 5.097% Fixed-to-Floating Rate Senior Notes due in 2029.
•On March 3, 2026, the Parent Company issued and sold $500 million aggregate principal amount of its 4.869% Fixed-to-Floating Rate Senior Notes due in 2032.

SBA Securitization
On June 29, 2026, we completed the SBA Securitization (as defined in Note 9—Variable Interest Entities) of Small Business Administration (“SBA”) commercial loans held for sale totaling $363 million in amortized cost, resulting in a gain of $3 million.

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

Commercial Banking Brand Alignment
On April 23, 2026, FCB announced plans to expand its commercial banking capabilities and align brand names in the fourth quarter of 2026. In early October, Silicon Valley Bank, a division of FCB, was rebranded as First Citizens Innovation Banking and First Citizens Fund Banking. In addition, the Silicon Valley Bank Wine division was rebranded as FCB and in November, CIT Commercial Services will also rebrand under FCB.

Recent Economic, Industry and Regulatory Developments
Economic conditions reflected heightened uncertainty in 2026, as inflationary pressures, due in part to global energy constraints related to the conflicts in the Middle East, including the ongoing conflict with Iran, contributed to market volatility. We continue to monitor these developments and the broader macroeconomic environment; however, the ultimate effects remain uncertain and dependent on future events.

Entering 2026, the benchmark federal funds range was between 3.50% - 3.75%. The benchmark federal funds rate was left unchanged until the September 2026 meeting, during which the Federal Open Market Committee (the “FOMC”) raised the benchmark federal funds rate by a quarter percentage point, to a range of 3.75% - 4.00%. The FOMC left the benchmark federal funds rate unchanged during its October 2026 meeting.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (the “IEEPA”). In February 2026, the Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs. The Supreme Court’s ruling has given rise to refund claims for tariffs previously paid under the IEEPA, and the U.S. government responded with replacement measures under other legal authorities. The current tariff environment remains dynamic and uncertain. We continue to closely monitor both the impact and potential impact of such measures on our business, our customers and on overall economic conditions in the United States.

On March 19, 2026, federal banking regulators issued revised notices of proposed rulemaking to implement the final components of the Basel III accords (the “Basel III proposals”). The proposals include a new expanded risk-based approach (the “ERBA”). The proposals require the ERBA for Category I and Category II firms and allow all other banking organizations, including Category III and Category IV firms, to elect the ERBA. The proposals include a revised standardized approach for calculating risk-weighted assets applicable to all other banking organizations, including Category III and Category IV firms, that do not elect the ERBA. These proposals are expected to decrease risk-weighted assets in aggregate for the banking industry. The proposals also require Category III and Category IV firms to recognize most aspects of accumulated other comprehensive income (“AOCI”) in regulatory capital. The comment period closed on June 18, 2026. As of September 2026, the federal banking agencies have not issued final rules, and the timing, final calibration, and impact of the proposed capital framework, including the ERBA, remain uncertain. We will continue to monitor further developments regarding the proposals and assess potential impacts to our regulatory capital requirements, including enhanced capital flexibility.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended September 30, 2026 (the “current quarter”), June 30, 2026 (the “linked quarter”) and September 30, 2025 (the “prior year quarter”), along with the nine months ended September 30, 2026 (“current YTD”), and the nine months ended September 30, 2025 (“prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus our discussion of quarterly results of operations on changes compared to the linked quarter for the narrative discussion and analysis as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of September 30, 2026 to December 31, 2025, however the tables also provide linked quarter balances. Certain of these comparisons will be impacted by the BMO Branch Acquisition. Percent changes within this MD&A are based on unrounded amounts and may not recalculate precisely using the displayed rounded amounts.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Results of Operations:
Interest income	$2,965	$2,851	$2,998	$8,602	$8,838
Interest expense	1,266	1,195	1,264	3,626	3,746
Net interest income	1,699	1,656	1,734	4,976	5,092
Provision (benefit) for credit losses	55	(10)	191	117	460
Net interest income after provision for credit losses	1,644	1,666	1,543	4,859	4,632
Noninterest income	734	776	699	2,202	2,012
Noninterest expense	1,573	1,551	1,491	4,660	4,484
Income before income taxes	805	891	751	2,401	2,160
Income tax expense	199	219	183	589	534
Net income	606	672	568	1,812	1,626
Preferred stock dividends	29	32	14	87	43
Net income available to common stockholders	$577	$640	$554	$1,725	$1,583
Per Common Share Information:
Weighted average common shares outstanding (diluted)	11,250,519	11,535,792	12,849,339	11,567,933	13,217,940
Diluted earnings per common share	$51.23	$55.52	$43.08	$149.14	$119.70
Key Performance Metrics:
Return on average assets	1.00%	1.15%	0.98%	1.02%	0.95%
Net interest margin (1)	3.07	3.10	3.26	3.09	3.26
Net interest margin, excluding purchase accounting accretion or amortization (1) (2)	2.99	3.01	3.15	3.00	3.13
Select Average Balances:
Investment securities	$44,732	$42,891	$44,827	$43,138	$44,110
Total loans and leases (3)	154,589	150,602	142,960	151,711	141,940
Operating lease equipment, net	9,785	9,728	9,463	9,724	9,412
Total assets	240,727	235,200	230,529	236,397	227,862
Total deposits	178,682	170,639	160,624	171,796	158,237
Total borrowings	30,622	33,229	38,258	33,044	38,015
Total stockholders’ equity	22,004	22,180	22,291	22,222	22,411

	As of the Period Ending
	September 30, 2026	June 30, 2026	September 30, 2025	December 31, 2025
Select Ending Balances:
Investment securities	$44,875	$43,557	$45,124	$41,564
Total loans and leases	157,190	151,034	144,758	147,930
Operating lease equipment, net	9,765	9,755	9,446	9,621
Total assets	241,182	236,842	233,488	229,698
Total deposits	185,264	173,427	163,190	161,578
Total borrowings	24,470	32,188	38,675	36,008
Total stockholders’ equity	21,577	21,900	21,986	22,238
Loan to deposit ratio	84.85%	87.09%	88.71%	91.55%
Noninterest-bearing deposits to total deposits	22.89	24.49	26.20	25.16
Capital Ratios:
Total risk-based capital	12.90%	13.37%	14.05%	13.71%
Tier 1 risk-based capital	11.32	11.73	12.15	11.91
Common equity Tier 1	10.24	10.77	11.65	11.15
Tier 1 leverage	9.00	9.22	9.34	9.29
Select Asset Quality Metrics:
Ratio of nonaccrual loans to total loans	0.87%	0.96%	0.97%	0.88%
Allowance for loan and lease losses to loans ratio	0.91	0.98	1.14	1.06
(1)     Calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.
(2)     Net interest margin (“NIM”), excluding purchase accounting accretion or amortization (“PAA”), is a non-GAAP financial measure. Refer to the “Net Interest Income (“NII”), NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most directly comparable GAAP measure to the non-GAAP measure.
(3) Average loan balances include loans held for sale and nonaccrual loans.

Financial highlights are summarized below. Further details are discussed in the “Results of Operations” and “Balance Sheet Analysis” sections of this MD&A.

Current Quarter Income Statement Highlights (Current Quarter Compared to Linked Quarter)
•Net income for the current quarter was $606 million, a decrease of $66 million or 10% from $672 million for the linked quarter. Net income available to common stockholders for the current quarter was $577 million, a decrease of $63 million or 10% from $640 million for the linked quarter. Earnings per basic and diluted common share for the current quarter were $51.23, decreases from $55.52 for the linked quarter. The decreases in net income and net income available to common stockholders were due to higher provision for credit losses, lower noninterest income and higher noninterest expense, partially offset by higher NII and lower income tax expense, as discussed below.
•NII for the current quarter was $1.70 billion, an increase of $43 million or 3% from $1.66 billion for the linked quarter. The increase in NII was mainly due to higher average balances of and higher yields on loans and investment securities, and a decline in the average balance of borrowings as we repaid an additional $8.00 billion of the Purchase Money Note, partially offset by a higher average balance of and rate paid on interest-bearing deposits.
•NIM was 3.07% for the current quarter, a modest decline of 3 basis points (“bps”) from 3.10% for the linked quarter, primarily due to a higher average balance of and a higher rate paid on interest-bearing deposits, partially offset by the impacts of a lower average balance of borrowings and a higher average balance of loans.
◦PAA for the current quarter was $44 million, a decrease of $4 million from $48 million for the linked quarter. NIM, excluding PAA(1) was 2.99% and 3.01% for the current and linked quarters, respectively.
•Noninterest income for the current quarter was $734 million, a decrease of $42 million or 5% from $776 million for the linked quarter, largely due to a decrease in other noninterest income of $42 million, mostly attributable to a $37 million decrease in fair value of equity warrants as the fair value declined $6 million in the current quarter after increasing $31 million in the linked quarter. Additionally, a decrease of $38 million in the fair value of marketable equity securities and a higher loss on extinguishment of debt of $12 million were partially offset by increases of $28 million in the realized gain on sale of investment securities, $10 million in lending-related fees, $9 million in client investment fees, and $8 million in rental income on operating lease equipment.
•Noninterest expense for the current quarter was $1.57 billion, an increase of $22 million or 2% from $1.55 billion for the linked quarter, mainly due to increases of $19 million in other noninterest expense, $12 million in third-party processing fees and $10 million in acquisition-related expenses, partially offset by decreases of $8 million in equipment expense, and $5 million in marketing expense.
•Provision for credit losses was $55 million for the current quarter, compared to a benefit for credit losses of $10 million for the linked quarter. The current quarter primarily included a provision for loan and lease losses of $50 million and a provision for off-balance sheet credit exposure of $6 million.
◦The provision for loan and lease losses for the current quarter was $50 million, compared to $34 million for the linked quarter. The $16 million increase was mainly attributable to the impact of a $48 million allowance for loan and lease losses (“ALLL”) release in the current quarter compared to a $74 million ALLL release in the linked quarter, partially offset by a decline of $5 million in net charge-offs and a $5 million ALLL for purchased seasoned loans acquired in the BMO Branch Acquisition as of the BMO Branch Acquisition Date (“BMO PSL ALLL”).
▪The $48 million ALLL release in the current quarter was largely driven by lower specific reserves, improvements in credit quality, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, partially offset by changes in the macroeconomic scenarios.
▪The $74 million ALLL release in the linked quarter was largely driven by lower specific reserves, improvements in credit quality including updates to certain models used to estimate the allowance, changes in the macroeconomic scenarios, and growth concentrated in capital call lines.
◦The provision for off-balance sheet credit exposure was $6 million, an increase of $50 million from a benefit of $44 million for the linked quarter, primarily due to the model updates in the linked quarter discussed above and changes in the macroeconomic scenarios.
•Income tax expense for the current quarter was $199 million, a decrease of $20 million from $219 million for the linked quarter, reflecting lower income before income taxes.
•Return on average assets for the current quarter was 1.00%, a decrease of 15 bps from 1.15% for the linked quarter due to the decrease in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

YTD Income Statement Highlights (Current YTD Compared to Prior YTD)
•Net income for the current YTD was $1.81 billion, an increase of $186 million or 12% from $1.63 billion for the prior YTD. Net income available to common stockholders for the current YTD was $1.73 billion, an increase of $142 million or 9% from $1.58 billion for the prior YTD. Earnings per basic and diluted common share for the current YTD were $149.14, increases from $119.70 for the prior YTD. The increases in net income and net income available to common stockholders were due to lower provision for credit losses and higher noninterest income, partially offset by higher noninterest expense and lower NII, as further discussed below.
•NII for the current YTD was $4.98 billion, a decrease of $116 million or 2% from $5.09 billion for the prior YTD. NIM was 3.09% for the current YTD and 3.26% for the prior YTD, a decrease of 17 bps. The decreases in NII and NIM were mainly due to a lower yield on loans, lower yields on and lower average balances of interest-earning deposits at banks and investment securities, lower PAA, and a higher average balance of interest-bearing deposits, partially offset by the impacts of a higher average balance of loans, a decline in the rate paid on interest-bearing deposits, and a decline in the average balance of borrowings, largely due to continued prepayments on the Purchase Money Note.
◦PAA for the current YTD was $131 million, a decrease of $71 million from $202 million for the prior YTD. NIM, excluding PAA(1) was 3.00% for the current YTD, a decrease of 13 bps from 3.13% for the prior YTD.
•Noninterest income for the current YTD was $2.20 billion, an increase of $190 million or 10% from $2.01 billion for the prior YTD, largely due to increases in other noninterest income of $65 million, deposit fees and service charges of $42 million, rental income on operating lease equipment of $34 million, realized gain on sale of investment securities of $28 million, and lending-related fees of $23 million.
•Noninterest expense for the current YTD was $4.66 billion, an increase of $176 million or 4% from $4.48 billion for the prior YTD, mainly due to increases in third-party processing fees of $112 million, personnel cost of $110 million, maintenance and other operating lease expenses of $18 million, and marketing expense of $18 million, partially offset by decreases in acquisition-related expenses of $77 million and other noninterest expense of $7 million.
•Provision for credit losses for the current YTD was $117 million, a decrease of $343 million or 75% from $460 million for the prior YTD. The current YTD included a provision for loan and lease losses of $187 million, partially offset by a benefit for off-balance sheet credit exposure of $70 million.
◦The provision for loan and lease losses for the current YTD was $187 million compared to $473 million for the prior YTD. The $286 million decrease was mainly due to a decline in net charge-offs of $175 million and a $130 million ALLL release in the current YTD compared to $24 million in the prior YTD, and a $5 million BMO PSL ALLL.
▪The $130 million ALLL release for the current YTD was largely due to lower reserves for individually evaluated loans, growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, improvements in credit quality including updates to certain models during the linked quarter used to estimate the ALLL, and changes in the macroeconomic scenarios.
◦The benefit for off-balance sheet credit exposure for the current YTD was $70 million compared to a benefit for the prior YTD of $13 million, resulting in a decrease in provision of $57 million, primarily due to the model updates discussed above in the “Current Quarter Income Statement Highlights” section of this MD&A and changes in the macroeconomic scenarios.
•Income tax expense for the current YTD was $589 million, an increase of $55 million from $534 million for the prior YTD, largely due to higher income before income taxes.
•Return on average assets for the current YTD was 1.02%, an increase of 7 bps from 0.95% for the prior YTD due to the increase in net income explained above.

(1) NIM, excluding PAA is a non-GAAP measure. Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further discussion.

Balance Sheet Highlights
•Loans and leases at September 30, 2026 were $157.19 billion, an increase of $9.26 billion or 6% from $147.93 billion at December 31, 2025, primarily due to Commercial Bank segment loan growth of $9.21 billion, mainly concentrated in Fund Banking and Innovation Banking, partially offset by a decline in Commercial Finance.
•Investment securities at September 30, 2026 were $44.88 billion, an increase of $3.31 billion or 8% from $41.56 billion at December 31, 2025, as purchases of available for sale U.S. Treasury securities were partially offset by sales, maturities and paydowns.
•Deposits at September 30, 2026 were $185.26 billion, an increase of $23.69 billion or 15% from $161.58 billion at December 31, 2025. Refer to Table 2 and further discussion below. Noninterest-bearing deposits grew by $1.75 billion or 4% compared to December 31, 2025, and represented 22.9% of total deposits as of September 30, 2026, compared to 25.2% at December 31, 2025.
•Borrowings at September 30, 2026 were $24.47 billion, a decrease of $11.54 billion or 32% from $36.01 billion at December 31, 2025. The decrease was primarily due to prepayments of $13.00 billion on the Purchase Money Note, partially offset by the 2026 Debt Issuances.
•The ALLL was $1.44 billion at September 30, 2026, compared to $1.57 billion at December 31, 2025, resulting in an ALLL release of $130 million as further discussed above in the “YTD Income Statement Highlights” section of this MD&A. The ALLL as a percentage of loans was 0.91% at September 30, 2026, a decrease of 15 bps from 1.06% at December 31, 2025.
•Interest-earning deposits at banks were $18.29 billion at September 30, 2026, a decrease of $1.51 billion compared to $19.80 billion at December 31, 2025, a function of the balance sheet trends discussed above.
•At September 30, 2026, BancShares remained well capitalized with a total risk-based capital ratio of 12.90%, a Tier 1 risk-based capital ratio of 11.32%, a Common Equity Tier 1 ratio of 10.24% and a Tier 1 leverage ratio of 9.00%.

Funding, Liquidity and Capital Overview

Deposit Composition and Trends
We primarily fund our business through deposits, which represented 88% of total funding at September 30, 2026.

Table 2
Deposit Trends

dollars in millions	Deposit Balance			Increase From
	September 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
General Bank segment	$81,381	$75,718	$74,796	$6,585
Commercial Bank segment	47,151	45,690	41,532	5,619
Rail segment	2	2	2	—
Corporate
Direct Bank	51,428	48,222	44,802	6,626
Brokered Deposits	4,647	3,325	—	4,647
Other	655	470	446	209
Corporate	56,730	52,017	45,248	11,482
Total deposits	$185,264	$173,427	$161,578	$23,686

Deposit trends for the segments and Corporate at September 30, 2026 compared to December 31, 2025 are discussed below:
•Corporate deposit growth of $11.48 billion was primarily due to Direct Bank and brokered deposit growth of $6.63 billion and $4.65 billion, respectively. We utilized brokered deposits more prevalently in 2026 as rates were more favorable relative to Direct Bank deposits. We will continue to monitor the rate environments for brokered and Direct Bank deposits to determine the target growth for these deposit channels.
•General Bank segment deposit growth of $6.59 billion was primarily due to deposits of $4.86 billion assumed in the BMO Branch Acquisition, with the remaining organic growth mostly concentrated in our branch network and Community Association Banking. Deposit growth was mostly in money market, time deposits and noninterest-bearing deposits.
•Commercial Bank segment deposit growth of $5.62 billion was mainly in Innovation Banking and Fund Banking. Most of the growth was in interest-bearing checking, money market, and noninterest-bearing deposits.
Refer to the “Results by Segment” for discussion of changes in deposits at September 30, 2026 compared to June 30, 2026.

Total uninsured deposits were $67.14 billion or 36% of total deposits at September 30, 2026 and $61.81 billion or 38% at December 31, 2025.

Refer to the “Balance Sheet Analysis—Interest-bearing Liabilities—Deposits” section of this MD&A for further discussion of deposits.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At September 30, 2026, we had $57.33 billion in high-quality liquid assets consisting of $16.97 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank (“FRB”)) and $40.36 billion in high-quality liquid securities (“HQLS”), mainly comprised of U.S. agency mortgage-backed and U.S. Treasury investment securities. Additionally, we have unused borrowing capacity with the Federal Home Loan Bank (“FHLB”) and FRB of $17.87 billion and $13.23 billion, respectively. Refer to the “Risk Management—Liquidity Risk” section of this MD&A for further discussion.

In connection with the SVBB Acquisition, FCB issued a five-year, 3.50% fixed rate Purchase Money Note, which had a carrying value of $20.45 billion at September 30, 2026. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. In the third quarter of 2026, prepayments of $8.00 billion were largely driven by liquidity from the BMO Branch Acquisition. FCB prepaid $13.00 billion during the current YTD, and previously prepaid $2.49 billion in December 2025, which reduced the outstanding balance from $35.85 billion at September 30, 2025 to $20.45 billion at September 30, 2026. Additionally, we prepaid $1.50 billion in October 2026. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect prepayments in the range of $3.5 billion to $4.0 billion per quarter, and are planning to fully repay the Purchase Money Note by December 31, 2027. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings.

Investment Securities Duration
At September 30, 2026, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. We manage debt security market risk by monitoring the average duration of our investment securities portfolio. The duration of our investment securities was 2.5 years at September 30, 2026. The investment securities available for sale portfolio had an average duration of 2.3 years and the held to maturity portfolio had an average duration of 3.9 years. Refer to the “Balance Sheet Analysis—Interest-earning Assets—Investment Securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 3
Investment Securities Summary

dollars in millions	September 30, 2026
	Composition (1)	Amortized Cost	Fair Value	Fair Value to Amortized Cost
Total investment securities available for sale	82.1%	$36,827	$35,606	96.7%
Total investment securities held to maturity	17.6	9,157	7,644	83.5
Investment in marketable equity securities	0.3	73	112	152.1
Total investment securities	100.0%	$46,057	$43,362
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
At September 30, 2026, all regulatory capital ratios for BancShares and FCB exceeded the prompt corrective action (“PCA”) thresholds, well capitalized thresholds, and Basel III requirements established by the federal banking agencies as further discussed in the “Capital” section of this MD&A.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 4
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Linked Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Sep 30, 2026	Jun 30, 2026			Sep 30, 2026	Jun 30, 2026	Increase (Decrease) bps	Sep 30, 2026	Jun 30, 2026	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$153,107	$149,275	$3,832	2.6%	6.07%	6.05%	2	$2,341	$2,253	$88	$77	$11
Investment securities	44,732	42,891	1,841	4.3	3.77	3.72	5	423	398	25	19	6
Securities purchased under agreements to resell	355	323	32	9.9	3.66	3.60	6	4	3	1	1	—
Interest-earning deposits at banks	21,538	21,501	37	0.2	3.64	3.67	(3)	197	197	—	—	—
Total interest-earning assets (2)	$219,732	$213,990	$5,742	2.7	5.36	5.34	2	$2,965	$2,851	$114	$97	$17

Noninterest-earning assets	20,995	21,210	(215)	(1.0)
Total assets	$240,727	$235,200	$5,527	2.3

Interest-bearing deposits
Checking with interest	$27,175	$26,146	$1,029	3.9%	1.66%	1.60%	6	$113	$104	$9	$4	$5
Money market	41,214	40,889	325	0.8	2.40	2.35	5	250	240	10	3	7
Savings	51,872	48,357	3,515	7.3	3.52	3.48	4	461	420	41	36	5
Time deposits	16,511	13,993	2,518	18.0	3.54	3.36	18	147	117	30	23	7
Total interest-bearing deposits	136,772	129,385	7,387	5.7	2.82	2.73	9	971	881	90	66	24
Borrowings:
Short-term borrowings	145	162	(17)	(10.7)	0.37	0.35	2	—	—	—	—	—
Senior unsecured borrowings	2,031	1,136	895	78.8	5.31	5.13	18	27	14	13	12	1
Subordinated debt	1,729	1,755	(26)	(1.5)	5.43	5.27	16	23	24	(1)	(1)	—
Other borrowings	26,717	30,176	(3,459)	(11.5)	3.66	3.66	—	245	276	(31)	(31)	—
Long-term borrowings	30,477	33,067	(2,590)	(7.8)	3.87	3.80	7	295	314	(19)	(20)	1
Total borrowings	30,622	33,229	(2,607)	(7.8)	3.85	3.78	7	295	314	(19)	(20)	1
Total interest-bearing liabilities	$167,394	$162,614	$4,780	2.9%	3.01	2.95	6	$1,266	$1,195	$71	$46	$25

Noninterest-bearing liabilities	$51,329	$50,406	$923	1.8%
Stockholders' equity	22,004	22,180	(176)	(0.8)
Total liabilities and stockholders’ equity	$240,727	$235,200	$5,527	2.3

Net interest spread (2)					2.35%	2.39%	(4)
Net interest margin and net interest income (2)					3.07%	3.10%	(3)	$1,699	$1,656	$43
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
•NII for the current quarter was $1.70 billion, an increase of $43 million or 3% from $1.66 billion for the linked quarter. NII, excluding PAA,(1) was $1.66 billion for the current quarter, an increase of $47 million, from $1.61 billion for the linked quarter. The main reasons for the increases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on loans and leases for the current quarter was $2.34 billion, an increase of $88 million or 4% from $2.25 billion for the linked quarter, mainly due to a higher average balance and a higher yield, partially offset by a $5 million decrease in loan PAA.
▪Interest income on loans and leases, excluding loan PAA,(1) was $2.29 billion for the current quarter, an increase of $93 million or 4% from $2.20 billion for the linked quarter. Loan PAA was $50 million in the current quarter, a decrease of $5 million or 10% from $55 million in the linked quarter, mainly a result of higher accelerated PAA for prepayments of residential mortgage loans in the linked quarter.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current quarter was $427 million, an increase of $26 million or 6% from $401 million for the linked quarter, due to a higher average balance and a higher yield.
◦Interest expense on borrowings for the current quarter was $295 million, a decrease of $19 million or 6% from $314 million for the linked quarter, mainly due to a decline in the average balance as we repaid an additional $8.00 billion of the Purchase Money Note, partially offset by a higher average balance of and a higher rate paid on senior unsecured borrowings.
◦Interest expense on interest-bearing deposits for the current quarter was $971 million, an increase of $90 million or 10% from $881 million for the linked quarter, due to a higher average balance and a higher rate paid, reflecting growth in the Direct Bank and in brokered deposits.
•NIM for the current quarter was 3.07%, a modest decline of 3 bps from 3.10% for the linked quarter, mainly due to a higher rate paid on average interest-bearing liabilities, partially offset by a higher yield on average interest-earning assets as further discussed below:
◦The rate paid on average interest-bearing liabilities was 3.01%, an increase of 6 bps from the linked quarter, primarily due to increases in the average balance of and rate paid on interest-bearing deposits, partially offset by the impact of a lower average balance of borrowings as we repaid an additional $8.00 billion of the Purchase Money Note.
◦The yield on average interest-earning assets was 5.36%, an increase of 2 bps from the linked quarter, mainly due to higher yields on and higher average balances of loans and investment securities.
◦NIM, excluding PAA,(1) was 2.99% for the current quarter, a modest decline of 2 bps from 3.01% for the linked quarter.
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

Table 5
Average Balances, Yields and Rates, NII, and NIM (Current Quarter Compared to Prior Year Quarter)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Three Months Ended		Increase (Decrease)		Three Months Ended			Three Months Ended			Increase (Decrease) due to:
	Sep 30, 2026	Sep 30, 2025			Sep 30, 2026	Sep 30, 2025	Increase (Decrease) bps	Sep 30, 2026	Sep 30, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$153,107	$141,785	$11,322	8.0%	6.07%	6.44%	(37)	$2,341	$2,300	$41	$177	$(136)
Investment securities	44,732	44,827	(95)	(0.2)	3.77	3.83	(6)	423	430	(7)	(1)	(6)
Securities purchased under agreements to resell	355	284	71	25.0	3.66	4.32	(66)	4	3	1	1	—
Interest-earning deposits at banks	21,538	24,146	(2,608)	(10.8)	3.64	4.36	(72)	197	265	(68)	(27)	(41)
Total interest-earning assets (2)	$219,732	$211,042	$8,690	4.1	5.36	5.64	(28)	$2,965	$2,998	$(33)	$150	$(183)

Noninterest-earning assets	20,995	19,487	1,508	7.7
Total assets	$240,727	$230,529	$10,198	4.4

Interest-bearing deposits
Checking with interest	$27,175	$23,028	$4,147	18.0%	1.66%	1.70%	(4)	$113	$99	$14	$17	$(3)
Money market	41,214	39,396	1,818	4.6	2.40	2.82	(42)	250	280	(30)	13	(43)
Savings	51,872	47,005	4,867	10.4	3.52	3.66	(14)	461	435	26	44	(18)
Time deposits	16,511	11,146	5,365	48.1	3.54	3.45	9	147	97	50	47	3
Total interest-bearing deposits	136,772	120,575	16,197	13.4	2.82	3.00	(18)	971	911	60	121	(61)
Borrowings:
Short-term borrowings	145	442	(297)	(67.2)	0.37	0.51	(14)	—	1	(1)	(1)	—
Senior unsecured borrowings	2,031	555	1,476	265.7	5.31	5.27	4	27	7	20	20	—
Subordinated debt	1,729	1,350	379	28.1	5.43	5.02	41	23	17	6	4	2
Other borrowings	26,717	35,911	(9,194)	(25.6)	3.66	3.66	—	245	328	(83)	(83)	—
Long-term borrowings	30,477	37,816	(7,339)	(19.4)	3.87	3.73	14	295	352	(57)	(59)	2
Total borrowings	30,622	38,258	(7,636)	(20.0)	3.85	3.70	15	295	353	(58)	(60)	2
Total interest-bearing liabilities	$167,394	$158,833	$8,561	5.4%	3.01	3.16	(15)	$1,266	$1,264	$2	$61	$(59)

Noninterest-bearing liabilities	$51,329	$49,405	$1,924	3.9%
Stockholders' equity	22,004	22,291	(287)	(1.3)
Total liabilities and stockholders’ equity	$240,727	$230,529	$10,198	4.4

Net interest spread (2)					2.35%	2.48%	(13)
Net interest margin and net interest income (2)					3.07%	3.26%	(19)	$1,699	$1,734	$(35)
(1)     Loans and leases include nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The average balances and yields for loans and leases are calculated net of average credit balances of factoring clients to appropriately reflect the interest-earning portion of factoring receivables.

Table 6
Average Balances, Yields and Rates, NII, and NIM (Current YTD Compared to Prior YTD)

dollars in millions	Average Balance				Yield / Rate			Interest Income / Expense
	Nine Months Ended		Increase (Decrease)		Nine Months Ended			Nine Months Ended			Increase (Decrease) due to:
	Sep 30, 2026	Sep 30, 2025			Sep 30, 2026	Sep 30, 2025	Increase (Decrease) bps	Sep 30, 2026	Sep 30, 2025	Increase (Decrease)	Volume(1)	Yield /Rate(1)
Loans and leases (1) (2)	$150,366	$140,668	$9,698	6.9%	6.04%	6.46%	(42)	$6,800	$6,806	$(6)	$453	$(459)
Investment securities	43,138	44,110	(972)	(2.2)	3.72	3.80	(8)	1,203	1,257	(54)	(28)	(26)
Securities purchased under agreements to resell	327	268	59	22.4	3.64	4.34	(70)	9	9	—	2	(2)
Interest-earning deposits at banks	21,620	23,386	(1,766)	(7.6)	3.65	4.38	(73)	590	766	(176)	(55)	(121)
Total interest-earning assets (2)	$215,451	$208,432	$7,019	3.4	5.33	5.66	(33)	$8,602	$8,838	$(236)	$372	$(608)

Noninterest-earning assets	20,946	19,430	1,516	7.8
Total assets	$236,397	$227,862	$8,535	3.7

Interest-bearing deposits
Checking with interest	$26,227	$23,292	$2,935	12.6%	1.59%	1.72%	(13)	$312	$300	$12	$35	$(23)
Money market	41,100	38,055	3,045	8.0	2.38	2.83	(45)	732	806	(74)	62	(136)
Savings	49,002	45,707	3,295	7.2	3.49	3.74	(25)	1,279	1,280	(1)	89	(90)
Time deposits	14,167	11,752	2,415	20.5	3.42	3.55	(13)	362	312	50	62	(12)
Total interest-bearing deposits	130,496	118,806	11,690	9.8	2.75	3.04	(29)	2,685	2,698	(13)	248	(261)
Borrowings:
Short-term borrowings	168	447	(279)	(62.4)	0.36	0.53	(17)	—	2	(2)	(1)	(1)
Senior unsecured borrowings	1,300	428	872	203.8	5.22	5.20	2	51	17	34	34	—
Subordinated debt	1,751	1,262	489	38.8	5.32	4.68	64	70	44	26	19	7
Other borrowings	29,825	35,878	(6,053)	(16.9)	3.66	3.66	—	820	985	(165)	(165)	—
Long-term borrowings	32,876	37,568	(4,692)	(12.5)	3.81	3.71	10	941	1,046	(105)	(112)	7
Total borrowings	33,044	38,015	(4,971)	(13.1)	3.80	3.67	13	941	1,048	(107)	(113)	6
Total interest-bearing liabilities	$163,540	$156,821	$6,719	4.3%	2.96	3.19	(23)	$3,626	$3,746	$(120)	$135	$(255)

Noninterest-bearing liabilities	$50,635	$48,630	$2,005	4.1%
Stockholders' equity	22,222	22,411	(189)	(0.8)
Total liabilities and stockholders’ equity	$236,397	$227,862	$8,535	3.7

Net interest spread (2)					2.37%	2.47%	(10)
Net interest margin and net interest income (2)					3.09%	3.26%	(17)	$4,976	$5,092	$(116)
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
•NII for the current YTD was $4.98 billion, a decrease of $116 million or 2% from $5.09 billion for the prior YTD. NII, excluding PAA,(1) was $4.85 billion for the current YTD, a decrease of $45 million from $4.89 billion for the prior YTD. The main reasons for the decreases in NII and NII, excluding PAA,(1) are explained below:
◦Interest income on interest-earning deposits at banks for the current YTD was $590 million, a decrease of $176 million or 23% from $766 million for the prior YTD, due to a decline in the federal funds rate and a lower average balance.
◦Interest income on investment securities (including securities purchased under agreements to resell) for the current YTD was $1.21 billion, a decrease of $54 million or 4% from $1.27 billion for the prior YTD, due to a lower average balance and a decline in yield.
◦Interest income on loans and leases for the current YTD was $6.80 billion, a decrease of $6 million from $6.81 billion for the prior YTD, mainly due to a lower yield and lower loan PAA, partially offset by a higher average balance.
•Interest income on loans and leases, excluding loan PAA,(1) was $6.65 billion for the current YTD, an increase of $71 million from $6.58 billion for the prior YTD.
•Loan PAA was $153 million in the current YTD, a decrease of $77 million or 34% from $230 million for the prior YTD.
◦Interest expense on borrowings for the current YTD was $941 million, a decrease of $107 million or 10% from $1.05 billion for the prior YTD, primarily due to a lower average balance as a result of $13.00 billion in prepayments on the Purchase Money Note, partially offset by the 2026 Debt Issuances and a higher rate paid on subordinated debt.
◦Interest expense on interest-bearing deposits for the current YTD was $2.69 billion, a decrease of $13 million or 1% from $2.70 billion for the prior YTD, as a lower rate paid was mostly offset by a higher average balance.
•NIM for the current YTD was 3.09%, a decrease of 17 bps from 3.26% for the prior YTD. NIM, excluding PAA,(1) was 3.00% for the current YTD, a decrease of 13 bps from 3.13% for the prior YTD.
◦The yield on average interest-earning assets for the current YTD was 5.33%, a decrease of 33 bps from 5.66% for the prior YTD, mainly due to a decline in yield on loans, as well as lower loan PAA and lower yields on and average balances of interest-earning deposits at banks and investment securities, partially offset by a higher average balance of loans.
◦The rate paid on average interest-bearing liabilities for the current YTD was 2.96%, a decrease of 23 bps from 3.19% for the prior YTD, primarily due to a lower rate paid on interest-bearing deposits and a lower average balance of other borrowings, partially offset by higher average balances of interest-bearing deposits, senior unsecured borrowings and subordinated debt.
(1) Refer to the “NII, NIM, and Interest Income on Loans and Leases, Excluding PAA” discussion in the “Non-GAAP Financial Measurements” section of this MD&A for further information.
The following table shows the types of average interest-earning assets as a percentage of total average interest-earning assets.
Table 7
Average Interest-earning Asset Mix

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Loans and leases	70%	70%	67%	70%	68%
Investment securities	20	20	21	20	21
Interest-earning deposits at banks	10	10	12	10	11
Total interest-earning assets	100%	100%	100%	100%	100%

The following table shows the average interest-bearing liabilities as a percentage of total average interest-bearing liabilities.

Table 8
Average Interest-bearing Liability Mix

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Total interest-bearing deposits	82%	80%	76%	80%	76%
Long-term borrowings	18	20	24	20	24
Total interest-bearing liabilities	100%	100%	100%	100%	100%

Provision for Credit Losses

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Provision for loan and lease losses	$50	$34	$214	$16	48.2%	$187	$473	$(286)	(60.5)%
Provision (benefit) for off-balance sheet credit exposure	6	(44)	(23)	50	112.8	(70)	(13)	(57)	(439.5)
Benefit for other receivables	(1)	—	—	(1)	NM	—	—	—	—
Provision (benefit) for credit losses	$55	$(10)	$191	$65	650.2%	$117	$460	$(343)	(74.6)%

Provision for credit losses was $55 million for the current quarter, compared to a benefit for credit losses of $10 million for the linked quarter. The current quarter primarily included a provision for loan and lease losses of $50 million and a provision for off-balance sheet credit exposure of $6 million.
•The provision for loan and lease losses for the current quarter was $50 million, compared to $34 million for the linked quarter. The $16 million increase was mainly attributable to the impact of a $48 million ALLL release in the current quarter compared to a $74 million ALLL release in the linked quarter, partially offset by a decline of $5 million in net charge-offs and the BMO PSL ALLL of $5 million.
◦The $48 million ALLL release in the current quarter was largely driven by lower reserves for individually evaluated loans, improvements in credit quality, and growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, partially offset by changes in the macroeconomic scenarios.
◦The $74 million ALLL release in the linked quarter was largely driven by lower reserves for individually evaluated loans, improvements in credit quality including updates to certain models used to estimate the allowance as further discussed in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A, changes in the macroeconomic scenarios, and growth concentrated in capital call lines.
•The provision for off-balance sheet credit exposure was $6 million, an increase of $50 million from a benefit of $44 million for the linked quarter, primarily due to the model updates in the linked quarter discussed above and changes in the macroeconomic scenarios.
Provision for credit losses for the current YTD was $117 million, a decrease of $343 million or 75% from $460 million for the prior YTD. The current YTD included a provision for loan and lease losses of $187 million, partially offset by a benefit for off-balance sheet credit exposure of $70 million.
•The provision for loan and lease losses for the current YTD was $187 million compared to $473 million for the prior YTD. The $286 million decrease was mainly due to a decline in net charge-offs of $175 million, a $130 million ALLL release in the current YTD compared to $24 million in the prior YTD, and the BMO PSL ALLL of $5 million.
◦The $130 million ALLL release for the current YTD was largely due to lower reserves for individually evaluated loans, growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, improvements in credit quality including updates to certain models during the linked quarter used to estimate the ALLL, and changes in the macroeconomic scenarios.
◦The $24 million ALLL release in the prior YTD primarily reflected improvements in the economic outlook, elimination of reserves related to Hurricane Helene, improvements in credit quality, and a modest shift in our weighting from the downside to baseline economic scenario, partially offset by higher reserves for individually evaluated loans and the impact of loan growth.
•The benefit for off-balance sheet credit exposure for the current YTD was $70 million compared to a benefit for the prior YTD of $13 million, resulting in a decrease in provision of $57 million, primarily due to the model updates in the linked quarter and changes in the macroeconomic scenarios.

The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk” section of this MD&A and in Note 6—Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents noninterest income:

Table 10
Noninterest Income

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Rental income on operating lease equipment	$288	$280	$273	$8	2.9%	$849	$815	$34	4.2%
Lending-related fees	83	73	67	10	14.6	225	202	23	10.9
Deposit fees and service charges	76	74	61	2	3.8	220	178	42	23.7
Client investment fees	68	59	58	9	13.1	180	163	17	10.9
Wealth management services	62	62	57	—	—	183	168	15	8.9
International fees	34	36	34	(2)	(2.1)	105	99	6	6.4
Factoring commissions	20	18	18	2	10.1	55	53	2	4.6
Cardholder services, net	40	38	39	2	4.7	116	121	(5)	(3.5)
Merchant services, net	12	13	12	(1)	(2.8)	38	39	(1)	0.1
Insurance commissions	12	13	13	(1)	(10.8)	38	41	(3)	(8.4)
Realized gain on sale of investment securities, net	28	—	—	28	NM	28	—	28	NM
Fair value adjustment on marketable equity securities, net	(23)	15	13	(38)	(257.2)	(5)	10	(15)	(151.2)
Gain on sale of leasing equipment, net	7	14	3	(7)	(48.1)	32	16	16	105.4
Loss on extinguishment of debt	(19)	(7)	—	(12)	(173.4)	(34)	—	(34)	NM
Other noninterest income	46	88	51	(42)	(49.4)	172	107	65	60.4
Total noninterest income	$734	$776	$699	$(42)	(5.4)%	$2,202	$2,012	$190	9.5%

Noninterest income for the current quarter was $734 million, a decrease of $42 million or 5% from $776 million for the linked quarter, primarily due to the following:
•The decrease of $42 million in other noninterest income was mostly attributable to a sequential quarter decrease of $37 million in fair value gains of equity warrants as the fair value declined $6 million in the current quarter after increasing $31 million in the linked quarter, a $12 million decrease in other investment income, primarily due to gain on sales of tax credit investments in the linked quarter, partially offset by a $13 million increase in fair value of customer derivatives.
◦Changes in the fair value of our equity warrants will continue to largely depend on market conditions affecting the underlying entities, primarily private venture-backed companies in the technology, life sciences, or healthcare industries.
•The decrease of $38 million in the fair value of marketable equity securities was largely offset by an increase of $28 million in realized gain on sale of investment securities.
•The increase of $10 million in lending-related fees was largely driven by higher capital markets activity, due to an increase in arranger fee transactions, along with higher fees from lines of credit and letters of credit.
•The increase of $9 million in client investment fees was mostly due to higher average off-balance sheet client funds.
•The increase of $8 million in rental income on operating lease equipment was mainly the result of growth in the railcar portfolio, positive repricing, and increased utilization.
•The decrease of $7 million in gains on sale of leasing equipment, net was mostly due to lower sales volume of rail equipment, in addition to costs incurred for scrapping certain railcars.
•The loss on extinguishment of debt increased $12 million due to payments of $8.00 billion on the Purchase Money Note in the current quarter, compared to $2.50 billion in the linked quarter.

Noninterest income for the current YTD was $2.20 billion, an increase of $190 million or 10% from $2.01 billion for the prior YTD as further discussed below:
•The increase of $65 million in other noninterest income was mainly attributable to a $26 million increase in the fair value of equity warrants, a $20 million increase in the fair value of customer derivative and foreign exchange products largely due to change in interest rates and higher commercial client transaction volumes, and a $16 million increase in other investment income, primarily due to a gain on sale of tax credit investments in the linked quarter.
•The increase of $42 million in deposit fees and service charges was primarily due to higher overdraft fees charged, and higher volume-related service charges for commercial clients.

•The increase of $34 million in rental income on operating lease equipment was mainly the result of growth in the railcar portfolio and positive repricing.
•The increase of $28 million in the realized gain on sale of investment securities mainly resulted from the sale of marketable equity securities, partially offset by the $15 million decrease in the fair value of the marketable equity security portfolio.
•The increase of $23 million in lending-related fees was mainly due to a higher volume of capital market transactions, along with a higher volume of lines of credit and letters of credit.
•The increase of $17 million in client investment fees was mostly due to a higher average balance of client off balance sheet funds.
•The increase of $16 million in gain on sale of leasing equipment was mainly due to a higher volume of rail equipment sales.
•The increase of $15 million in wealth management services was primarily due to growth in assets under management.
•The loss on extinguishment of debt increased $34 million due to payments of $13.00 billion during the current YTD.

Noninterest Expense

The following table presents noninterest expense:

Table 11
Noninterest Expense

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Depreciation on operating lease equipment	$100	$101	$98	$(1)	(0.6)%	$302	$296	$6	1.9%
Maintenance and other operating lease expenses	66	67	67	(1)	(1.1)	198	180	18	10.2
Personnel cost	842	844	817	(2)	(0.3)	2,555	2,445	110	4.5
Net occupancy expense	64	59	58	5	6.4	183	177	6	3.4
Equipment expense	133	141	137	(8)	(5.4)	410	404	6	1.6
Professional fees	18	26	26	(8)	(28.8)	68	81	(13)	(16.9)
Third-party processing fees	112	100	67	12	13.1	305	193	112	57.6
FDIC insurance expense	37	39	38	(2)	(2.6)	114	114	—	—
Marketing expense	40	45	33	(5)	(10.2)	115	97	18	19.2
Acquisition-related expenses	18	8	28	10	110.8	31	108	(77)	(71.1)
Intangible asset amortization	14	11	13	3	32.3	38	41	(3)	(7.2)
Other noninterest expense	129	110	109	19	16.2	341	348	(7)	(2.1)
Total noninterest expense	$1,573	$1,551	$1,491	$22	1.5%	$4,660	$4,484	$176	3.9%

Noninterest expense for the current quarter was $1.57 billion, an increase of $22 million or 2% from $1.55 billion for the linked quarter as further discussed below:
•The increase of $19 million in other noninterest expense included software impairment and other accruals.
•The increase of $12 million in third-party processing fees was largely offset by a decrease of $8 million in equipment expense, reflecting continued investment in digital infrastructure and data center modernization.
•The increase of $10 million in acquisition-related expenses was due to completion of the BMO Branch Acquisition as summarized in Table 12 and discussed below.
•The decrease of $8 million in professional fees was primarily due to completion of several risk management and technology projects.
•The decrease of $5 million in marketing expense was primarily related to lower promotion costs for Direct Bank deposits.

Noninterest expense for the current YTD was $4.66 billion, an increase of $176 million or 4% from $4.48 billion for the prior YTD as further discussed below:
•Third-party processing fees and equipment expense increased $112 million and $6 million, respectively, as we advanced our long-term digital infrastructure dedicated to data center modernization and enhanced client-facing capabilities.
•The increase in personnel cost of $110 million was mainly due to higher salaries, reflecting higher merit and promotion costs and net staff additions, in addition to higher employee benefit costs.

•The increase of $18 million in maintenance and other operating lease expenses reflects timing and the number of railcars coming on or off lease. Refer to the “Results by Segment—Rail” section of this MD&A for further information.
•The increase of $18 million in marketing expense was primarily related to marketing promotions for Direct Bank deposits.
•The decrease of $77 million in acquisition-related expenses is summarized in Table 12 and discussed below.
•The decrease of $13 million in professional fees was mostly due to the completion of certain projects, including risk management and technology projects.

Table 12
Acquisition-related Expenses

dollars in millions	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Personnel cost	$8	$2	$12	$11	$42
Professional fees	1	—	15	2	61
Other acquisition-related expense	9	6	1	18	5
Total acquisition-related expense	$18	$8	$28	$31	$108

The acquisition-related expenses for the current quarter and the current YTD relate to the BMO Branch Acquisition. Acquisition-related expenses for the prior year quarter and prior YTD also include costs related to previous acquisitions, mainly the SVBB Acquisition (defined in Note 2—Business Combinations).

Personnel cost for the 2026 periods primarily relates to temporary contract labor costs. Personnel costs for the 2025 periods mainly included severance and retention costs for employees associated with business combinations. These amounts are recognized over the requisite service period, if any.

Acquisition-related professional fees mainly include consulting, legal and accounting costs associated with business combinations and the related integration, optimization, and business process reengineering, including enhancements to technology. These amounts are expensed as incurred.

Income Taxes

Table 13
Income Tax Data

dollars in millions	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Income before income taxes	$805	$891	$751	$2,401	$2,160
Income tax expense	$199	$219	$183	$589	$534
Effective income tax rate	24.7%	24.5%	24.4%	24.5%	24.7%
The effective income tax rate (“ETR”) was 24.7% for the current quarter compared to 24.5% for the linked quarter. The modest increase in the ETR compared to the linked quarter was primarily due to the current year-to-date true-up resulting from the impact of the increase in forecasted pre-tax income. The ETRs were 24.5% and 24.7% for the current YTD and prior YTD, respectively. The decrease in the ETR compared to the prior YTD was primarily due to a decrease in the state and local income taxes.

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

General Bank
Table 14
General Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Net interest income	$829	$819	$846	$10	1.2%	$2,461	$2,458	$3	0.1%
Total noninterest income	184	187	166	(3)	(1.6)	543	494	49	9.9
Total revenue	1,013	1,006	1,012	7	0.7	3,004	2,952	52	1.8
Personnel cost	225	209	210	16	7.9	649	627	22	3.6
All other noninterest expense	397	392	372	5	1.4	1,174	1,100	74	6.7
Total noninterest expense	622	601	582	21	3.7	1,823	1,727	96	5.6
Provision for credit losses	37	54	1	(17)	(26.6)	108	60	48	84.6
Income before income taxes	354	351	429	3	0.2	1,073	1,165	(92)	(8.2)
Income tax expense	88	85	109	3	3.1	263	298	(35)	(11.8)
Net income	$266	$266	$320	$—	—	$810	$867	$(57)	(6.9)
Select Period End Balances
Loans and leases	$64,988	$64,355	$65,225	$633	1.0%	$64,988	$65,225	$(237)	(0.4)%
Deposits	81,381	75,718	74,596	5,663	7.5	81,381	74,596	6,785	9.1

General Bank segment net income was $266 million for both the current and linked quarters. While net income was flat compared to the linked quarter, the largest changes are summarized below:
•Total noninterest expense increased $21 million, mostly due to higher personnel costs reflecting higher incentives and additional employees as a result of the BMO Branch Acquisition, and higher all other noninterest expense, which includes allocated expenses.
•The provision for credit losses decreased $17 million, largely due to lower net charge-offs.

General Bank segment loans were $64.99 billion at September 30, 2026, an increase of $633 million compared to $64.36 billion at June 30, 2026, largely attributable to the $643 million acquired in the BMO Branch Acquisition.

General Bank segment deposits were $81.38 billion at September 30, 2026, an increase of $5.66 billion compared to $75.72 billion at June 30, 2026, mostly attributable to deposits of $4.86 billion assumed in the BMO Branch Acquisition, with the remaining organic growth mostly concentrated in our branch network and Community Association Banking.

General Bank segment net income for the current YTD decreased $57 million compared to the prior YTD, primarily due to higher noninterest expense and provision for credit losses, partially offset by higher noninterest income and lower income tax expense.
•The $96 million increase in total noninterest expense was mainly due to a $74 million increase in all other noninterest expense, which includes allocated expenses.
•The $48 million increase in provision for credit losses was largely due to a lower benefit for off-balance sheet credit exposure and a modest increase in net charge-offs.
•The $49 million increase in total noninterest income was mostly due to higher deposit fees and service charges, including overdraft fees, and wealth management services.

Commercial Bank

Table 15
Commercial Bank: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Net interest income	$848	$805	$796	$43	5.3%	$2,455	$2,371	$84	3.5%
Noninterest Income
Rental income on operating lease equipment	51	54	54	(3)	(3.5)	160	164	(4)	(2.4)
All other noninterest income	269	270	236	(1)	(0.3)	769	665	104	15.7
Total noninterest income	320	324	290	(4)	(0.8)	929	829	100	12.1
Total revenue	1,168	1,129	1,086	39	3.5	3,384	3,200	184	5.8
Noninterest Expense
Personnel cost	186	186	184	—	—	571	557	14	2.6
Depreciation on operating lease equipment	41	43	43	(2)	(3.8)	127	131	(4)	(3.4)
All other noninterest expense	398	400	412	(2)	(0.2)	1,202	1,254	(52)	(4.1)
Total noninterest expense	625	629	639	(4)	(0.5)	1,900	1,942	(42)	(2.1)
Provision (benefit) for credit losses	18	(64)	190	82	128.1	9	400	(391)	(97.8)
Income before income taxes	525	564	257	(39)	(6.9)	1,475	858	617	71.8
Income tax expense	131	136	64	(5)	(3.9)	362	218	144	65.1
Net income	$394	$428	$193	$(34)	(7.9)	$1,113	$640	$473	74.0
Select Period End Balances
Loans and leases	$92,119	$86,635	$79,470	$5,484	6.3%	$92,119	$79,470	$12,649	15.9%
Operating lease equipment, net	717	723	737	(6)	(0.9)	717	737	(20)	(2.7)
Deposits	47,151	45,690	42,869	1,461	3.2	47,151	42,869	4,282	10.0
Table 16
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Rental income on operating lease equipment (GAAP)	$51	$54	$54	$(3)	(3.5)%	$160	$164	$(4)	(2.4)%
Less: depreciation on operating lease equipment	41	43	43	(2)	(3.8)	127	131	(4)	(3.4)
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$10	$11	$11	$(1)	(9.1)	$33	$33	$—	—
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most directly comparable GAAP measure to the non-GAAP measure.

Commercial Bank segment net income for the current quarter decreased $34 million compared to the linked quarter, primarily due to an increase in the provision for credit losses, partially offset by higher NII as further discussed below:
•The $82 million increase in provision for credit losses was mainly due to linked quarter updates to certain models used to estimate the ALLL and reserve for off-balance sheet credit exposure, which decreased both the provision for off-balance sheet credit exposure and the provision for loan and lease losses in the linked quarter as discussed further in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A.
•The $43 million increase in NII was mainly due to higher interest income related to loan growth.

Commercial Bank segment loans were $92.12 billion at September 30, 2026, an increase of $5.48 billion from $86.64 billion at June 30, 2026, mainly concentrated in Fund Banking.

Commercial Bank deposits were $47.15 billion at September 30, 2026, an increase of $1.46 billion from $45.69 billion at June 30, 2026, mainly concentrated in Innovation Banking.

Commercial Bank segment net income for the current YTD increased $473 million compared to the prior YTD, primarily due to a lower provision for credit losses, higher noninterest income, higher NII, and lower noninterest expense, partially offset by higher income tax expense.
•The $391 million decrease in provision for credit losses was largely due to lower net charge-offs, as well as decreases in both the provision for off-balance sheet credit exposure and the provision for loan and lease losses as the current YTD reflected updates to certain models used to estimate the ALLL and reserve for off-balance sheet credit exposure as discussed further in the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A.
•The $100 million increase in total noninterest income was largely due to the increases in lending-related fees, deposit fees and service charges, the fair value of customer derivatives, and client investment fees.
•The $84 million increase in NII was largely due to the impact of loan growth and a lower rate paid on interest-bearing deposits.
•The $42 million decrease in total noninterest expense was mainly due to a $52 million decrease in all other noninterest expense, which includes allocated expenses, partially offset by a $14 million increase in personnel cost.

Rail
Table 17
Rail: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Net interest expense	$(60)	$(59)	$(55)	$(1)	(2.3)%	$(177)	$(160)	$(17)	(10.5)%
Noninterest Income
Rental income on operating lease equipment	237	226	219	11	4.4	689	651	38	5.8
All other noninterest income	2	7	2	(5)	(72.3)	18	7	11	165.8
Total noninterest income	239	233	221	6	2.2	707	658	49	7.5
Total revenue	179	174	166	5	2.2	530	498	32	6.5
Noninterest Expense
Personnel cost	7	6	6	1	0.2	21	20	1	4.1
Depreciation on operating lease equipment	59	58	55	1	1.7	175	165	10	6.1
Maintenance and other operating lease expenses	66	67	67	(1)	(1.0)	198	180	18	10.2
All other noninterest expense	19	18	16	1	7.0	54	56	(2)	(4.2)
Total noninterest expense	151	149	144	2	1.0	448	421	27	6.4
Income before income taxes	28	25	22	3	8.1	82	77	5	7.6
Income tax expense	7	6	5	1	11.3	20	19	1	2.3
Net income	$21	$19	$17	$2	7.2%	$62	$58	$4	9.4
Select Period End Balances
Loans and leases	$83	$44	$63	$39	90.6%	$83	$63	$20	33.9%
Operating lease equipment, net	9,048	9,032	8,709	16	0.2	9,048	8,709	339	3.9
Deposits	2	2	2	—	(22.5)	2	2	—	—

Table 18
Adjusted Rental Income on Operating Lease Equipment (non-GAAP)

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Rental income on operating lease equipment (GAAP)	$237	$226	$219	$11	4.4%	$689	$651	$38	5.8%
Less: depreciation on operating lease equipment	59	58	55	1	1.7	175	165	10	6.1
Less: maintenance and other operating lease expenses	66	67	67	(1)	(1.0)	198	180	18	10.2
Adjusted rental income on operating lease equipment (non-GAAP) (1)	$112	$101	$97	$11	10.9	$316	$306	$10	3.3
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. Refer to the “Non-GAAP Financial Measurements” section of this MD&A for a reconciliation from the most directly comparable GAAP measure to the non-GAAP measure.

Rail segment net income for the current quarter increased $2 million compared to the linked quarter, mostly due to higher rental income on operating leasing equipment, partially offset by lower all other noninterest income.
•The $11 million increase in rental income on operating lease equipment reflected growth in the railcar portfolio, increased utilization, and positive repricing.
•The $5 million decrease in all other noninterest income reflected lower gains on sales of operating lease equipment.

Rail segment net income for the current YTD increased $4 million compared to the prior YTD, as higher rental income on operating lease equipment and other noninterest income was partially offset by higher maintenance and other operating lease expenses, net interest expense, and depreciation on operating lease equipment.
•The $38 million increase in rental income on operating lease equipment reflected portfolio growth and strong repricing.
•The $11 million increase in all other noninterest income is mainly due to higher gains on sales of operating lease equipment.
•The $17 million increase in net interest expense was primarily due to higher funding costs and an increase in operating lease equipment.
•Total noninterest expense increased $27 million, primarily driven by higher depreciation on operating lease equipment of $10 million due to growth in operating lease equipment, and higher maintenance and other operating lease expenses of $18 million. Maintenance and other operating lease expenses tend to be variable due to timing and the number of railcars coming on or off lease as well as asset condition.

Railcar Portfolio
Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 104% of the average prior or expiring lease rate during the current quarter. Railcar utilization, including commitments to lease, was 96.9% at September 30, 2026 and 96.2% at December 31, 2025.

Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at September 30, 2026 consisted of 129,519 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 19
Operating Lease Railcar Portfolio by Type (units and net investment)

	September 30, 2026		June 30, 2026		December 31, 2025
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	41%	45%	41%	45%	41%
Tank cars	28	40	28	40	28	39
Mill/ coil gondolas	8	5	8	5	8	6
Coal	6	1	6	1	6	1
Boxcars	5	5	5	5	5	5
Other	8	8	8	8	8	8
Total	100%	100%	100%	100%	100%	100%

Table 20
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	September 30, 2026		June 30, 2026		December 31, 2025
Manufacturing	$4,071	45%	$3,988	44%	$3,782	43%
Rail	1,961	22	2,017	22	2,047	23
Wholesale	1,554	17	1,567	18	1,554	18
Oil and gas extraction / services	466	5	468	5	487	5
Energy and utilities	187	2	188	2	206	2
Other	809	9	804	9	806	9
Total	$9,048	100%	$9,032	100%	$8,882	100%

Corporate
Table 21
Corporate: Financial Data

dollars in millions	Three Months Ended			Increase (Decrease) from Linked Quarter		Nine Months Ended		Increase (Decrease) from Prior YTD
Earnings Summary	September 30, 2026	June 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Net interest income	$82	$91	$147	$(9)	(9.2)%	$237	$423	$(186)	(43.9)%
Total noninterest income	(9)	32	22	(41)	(128.5)	23	31	(8)	(25.8)
Total revenue	73	123	169	(50)	(40.4)	260	454	(194)	(42.6)
Personnel cost	424	443	417	(19)	(4.1)	1,314	1,241	73	5.8
Acquisition-related expenses	18	8	28	10	110.8	31	108	(77)	(71.1)
All other noninterest expense (1)	(267)	(279)	(319)	12	4.1	(856)	(955)	99	10.4
Total noninterest expense	175	172	126	3	1.6	489	394	95	24.1
Provision for credit losses	—	—	—	—	—	—	—	—	—
(Loss) Income before income taxes	(102)	(49)	43	(53)	(100.3)	(229)	60	(289)	(477.1)
Income tax (benefit) expense	(27)	(8)	5	(19)	(206.2)	(56)	(1)	(55)	NM
Net (loss) income	$(75)	$(41)	$38	$(34)	(77.5)	$(173)	$61	$(234)	(374.9)
Select Period End Balances
Deposits	56,730	52,017	45,723	4,713	9.1%	56,730	45,723	11,007	24.1%
(1) Under our segment expense allocation methodology, allocated expenses increase noninterest expense of the applicable segment(s), with an offsetting decrease to Corporate noninterest expense. “All other noninterest expense” in the Corporate table above includes the effect of allocated expenses, resulting in a reduction to expense (i.e., contra expense).

The Corporate loss before income taxes was $102 million for the current quarter, compared to $49 million for the linked quarter. The $53 million change was mainly due to the following:
•Total noninterest income decreased $41 million, largely due to the gain on sale of tax credit investments in the linked quarter, a decrease in the fair value of marketable equity securities and higher loss on extinguishment of debt, partially offset by an increase in realized gain on sale of investment securities.
•NII decreased $9 million, mainly due to a higher average balance of and a higher rate paid on interest-bearing deposits, and lower loan PAA, partially offset by a higher yield on and a higher average balance of investment securities, and a lower average balance of borrowings mainly due to prepayments of the Purchase Money Note totaling $8.00 billion during the current quarter.

Corporate deposits were $56.73 billion at September 30, 2026, an increase of $4.71 billion compared to $52.02 billion at June 30, 2026, as Direct Bank and brokered deposits increased $3.21 billion and $1.32 billion, respectively. At September 30, 2026, Corporate deposits primarily included $51.43 billion of Direct Bank deposits, the vast majority of which are savings, and $4.65 billion of brokered deposits, which are further discussed in the “Executive Overview—Funding, Liquidity and Capital Overview” section of this MD&A.

The Corporate loss before income taxes was $229 million for the current YTD, compared to income before income taxes of $60 million for the prior YTD. The $289 million change primarily reflected lower NII and higher noninterest expense.
•NII decreased $186 million, mainly due to the impacts of lower average balances of and lower yields on interest-earning deposits at banks and investment securities, a higher average balance of interest-bearing deposits, and lower loan PAA, partially offset by a lower rate paid on interest-bearing deposits and a lower average balance of borrowings, mainly due to prepayments of the Purchase Money Note.
•Total noninterest expense increased $95 million. All other noninterest expense, which includes allocated expenses, increased $99 million. Personnel cost increased $73 million, mainly due to higher salaries, reflecting higher merit and promotion costs and net staff additions, in addition to higher employee benefit costs. The decrease in acquisition-related expenses of $77 million is summarized in Table 12 and discussed in the “Results of Operations—Noninterest Expense” section of this MD&A.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-earning deposits at the FRB. Interest-earning deposits at banks as of September 30, 2026 totaled $18.29 billion, a decrease of $1.51 billion or 8% from $19.80 billion at December 31, 2025. The decrease from December 31, 2025 is a function of the balance sheet trends discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell at September 30, 2026 totaled $197 million, a decrease of $35 million from $232 million at December 31, 2025, due primarily to timing of these short-term investments.

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

The carrying value of investment securities at September 30, 2026 totaled $44.88 billion, an increase of $3.31 billion or 8% from $41.56 billion at December 31, 2025. The increase mainly resulted from purchases of $13.61 billion, which were primarily short duration available for sale U.S. Treasury and agency mortgage-backed securities, partially offset by maturities, sales, and prepayments totaling $9.44 billion.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, corporate and municipal bonds, and Retained SBA Notes (as defined in Note 9—Variable Interest Entities). Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of September 30, 2026, investment securities available for sale had a pretax net unrealized loss of $1.22 billion, compared to $162 million as of December 31, 2025, primarily reflecting changes in interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally increases when interest rates decrease or when credit spreads tighten.

Our portfolio of investment securities held to maturity consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and by the Supranational Entities & Multilateral Development Banks.

The following table presents the investment securities portfolio, segregated by major category:

Table 22
Investment Securities

dollars in millions	September 30, 2026			June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)	Amortized Cost	Fair Value	Composition (1)
Investment securities available for sale:
U.S. Treasury	$15,725	$15,582	36.0%	$13,365	$13,320	31.5%	$10,624	$10,673	26.4%
Government agency	29	28	0.1	34	33	0.1	44	43	0.1
Residential mortgage-backed securities	17,856	17,014	39.2	17,804	17,500	41.3	17,683	17,623	43.6
Commercial mortgage-backed securities	3,062	2,831	6.5	3,145	2,972	7.0	3,444	3,299	8.2
Corporate bonds	125	121	0.3	132	128	0.3	145	140	0.3
Municipal bonds	12	12	—	12	12	—	12	12	—
Other (2)	18	18	—	18	18	—	—	—	—
Total investment securities available for sale	$36,827	$35,606	82.1%	$34,510	$33,983	80.2%	$31,952	$31,790	78.6%
Investment in marketable equity securities	$73	$112	0.3%	$95	$156	0.4%	$83	$127	0.3%
Investment securities held to maturity:
U.S. Treasury	$391	$377	0.9%	$390	$376	0.9%	$388	$373	0.9%
Government agency	992	930	2.1	1,190	1,135	2.7	1,225	1,170	2.9
Residential mortgage-backed securities	4,276	3,632	8.4	4,311	3,830	9.0	4,450	3,992	9.9
Commercial mortgage-backed securities	3,249	2,481	5.7	3,279	2,646	6.3	3,337	2,729	6.8
Supranational securities	247	222	0.5	247	226	0.5	246	226	0.6
Other	2	2	—	1	1	—	1	1	—
Total investment securities held to maturity	$9,157	$7,644	17.6%	$9,418	$8,214	19.4%	$9,647	$8,491	21.1%
Total investment securities	$46,057	$43,362	100.0%	$44,023	$42,353	100.0%	$41,682	$40,408	100.0%
(1) Calculated as a percentage of the total fair value of investment securities.
(2) Other investment securities available for sale includes Retained SBA Notes.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at September 30, 2026, segregated by major category with ranges of contractual maturities. The weighted average yields represent the yields of the underlying securities as of the specified date, September 30, 2026, within the specified maturity range. The weighted average yield on the portfolio was calculated using security-level annualized yields based on book yield to maturity and takes into account amortization of premiums and accretion of discounts. The total weighted average yields for investment securities available for sale and held to maturity are based on the underlying weighted average amortized cost.

Table 23
Weighted Average Yield on Investment Securities

	September 30, 2026
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.07%	3.96%	—%	—%	4.00%
Government agency	—	3.45	—	—	3.45
Residential mortgage-backed securities (1)	—	4.68	3.78	4.47	4.24
Commercial mortgage-backed securities (1)	4.44	4.76	4.46	2.67	3.89
Corporate bonds	7.00	8.37	5.32	—	7.85
Municipal bonds	—	—	—	7.73	7.73
Other (2)	—	—	—	6.46	6.46
Total investment securities available for sale	4.10%	4.11%	3.78%	4.31%	4.12%

Investment securities held to maturity:
U.S. Treasury	1.42%	1.57%	—%	—%	1.43%
Government agency	1.47	1.75	—	—	1.66
Residential mortgage-backed securities (1)	—	—	1.07	2.96	2.79
Commercial mortgage-backed securities (1)	—	1.83	4.65	2.42	2.43
Supranational securities	—	1.64	—	—	1.64
Other	3.17	—	—	—	3.17
Total investment securities held to maturity	1.45%	1.72%	1.29%	2.71%	2.45%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at September 30, 2026. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
(2) Other investment securities available for sale includes Retained SBA Notes. Refer to the “Executive Overview—Recent Events—SBA Securitization” section of this MD&A and Note 9—Variable Interest Entities for further information.

Assets Held for Sale
Assets held for sale at September 30, 2026 were $142 million, a decrease of $662 million from $804 million at December 31, 2025, primarily due to loan sales.

The composition of assets held for sale is included in the following table:

Table 24
Assets Held for Sale

				Increase (Decrease) from:
dollars in millions	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Loans and leases:
Commercial (1)	$83	$34	$18	$49	145.9%	$65	NM
Consumer	48	56	781	(8)	(14.3)	(733)	(93.8)
Loans and leases	131	90	799	41	45.6	(668)	(83.5)
Operating lease equipment	11	3	5	8	NM	6	106.1
Total assets held for sale	$142	$93	$804	$49	52.3%	$(662)	(82.3)%
(1) There were nonaccrual loans held for sale of $7 million at September 30, 2026, $0 at June 30, 2026, and $10 million at December 31, 2025.
NM calculated amount is not meaningful.

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

Consumer loans held for sale at September 30, 2026 and December 31, 2025 consisted of residential mortgage loans that FCB originated with the intent to sell. Additionally, consumer loans held for sale at December 31, 2025 were largely comprised of residential mortgage loans that were transferred from held for investment to held for sale in December 2025. We did not establish a valuation allowance for the loans transferred to held for sale as the estimated fair value exceeded the amortized cost. In April 2026, these residential mortgage loans held for sale totaling $644 million in amortized cost were sold and BancShares recognized a gain of $1 million.

Loans and Leases
The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 25
Loans and Leases

dollars in millions	September 30, 2026		June 30, 2026		December 31, 2025		Balance Increase (Decrease) from:
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans	June 30, 2026		December 31, 2025
Commercial:
Commercial and industrial	$48,684	31%	$46,574	31%	$44,721	30%	$2,110	4.5%	$3,963	8.9%
Capital call lines	38,126	24	34,203	22	31,791	21	3,923	11.5	6,335	19.9
Owner occupied commercial mortgage	18,346	11	17,904	12	17,660	12	442	2.5	686	3.9
Investor dependent	2,582	2	2,624	2	2,778	2	(42)	(1.6)	(196)	(7.0)
Commercial real estate	23,038	15	23,233	15	23,784	16	(195)	(0.8)	(746)	(3.1)
Total commercial	$130,776	83%	$124,538	82%	$120,734	81%	$6,238	5.0%	$10,042	8.3%
Consumer:
Residential mortgage	$21,516	13%	$21,566	14%	$21,861	15%	$(50)	(0.2)%	$(345)	(1.6)%
Revolving mortgage	2,853	2	2,868	2	2,863	2	(15)	(0.6)	(10)	(0.4)
Auto	1,224	1	1,261	1	1,416	1	(37)	(2.9)	(192)	(13.6)
Other consumer	821	1	801	1	1,056	1	20	2.4	(235)	(22.3)
Total consumer	$26,414	17%	$26,496	18%	$27,196	19%	$(82)	(0.3)%	$(782)	(2.9)%
Total loans and leases	$157,190	100%	$151,034	100%	$147,930	100%	$6,156	4.1%	$9,260	6.3%
Allowance for loan and lease losses	(1,436)		(1,484)		(1,566)
Net loans and leases	$155,754		$149,550		$146,364

Loans and leases at September 30, 2026 were $157.19 billion, an increase of $9.26 billion or 6% from $147.93 billion at December 31, 2025, primarily due to growth of $6.34 billion in capital call lines. In addition, the acquired loans in the BMO Branch Acquisition primarily consist of commercial and industrial, owner occupied commercial mortgage, and commercial real estate loans, along with a limited population of consumer loans.
The unamortized discount related to acquired loans was $1.17 billion at September 30, 2026, a decrease of $154 million from $1.33 billion at December 31, 2025.

Refer to Note 5—Loans and Leases for further information.

Operating Lease Equipment, Net

Our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment as summarized in the following table. Refer to the “Results by Segment” section of this MD&A for further details on the operating lease equipment portfolio in Rail.

Table 26
Operating Lease Equipment, Net

dollars in millions				Balance Increase (Decrease) from:
	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Railcars and locomotives	$9,048	$9,032	$8,882	$16	0.2%	$166	1.9%
Other equipment	717	723	739	(6)	(0.9)	(22)	(3.0)
Total (1)	$9,765	$9,755	$9,621	$10	0.1%	$144	1.5%
(1)    Includes off-lease rail equipment of $208 million at September 30, 2026, $251 million at June 30, 2026 and $257 million at December 31, 2025.

Interest-bearing Liabilities

Interest-bearing liabilities include interest-bearing deposits, securities sold under agreements to repurchase, and borrowings. Interest-bearing liabilities at September 30, 2026 totaled $167.33 billion, an increase of $10.40 billion or 7% from $156.93 billion at December 31, 2025. The increase from December 31, 2025 was mainly due to deposit growth, both organically and through acquisition, partially offset by lower borrowings as further discussed below.

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

The following table summarizes the types of deposits:

Table 27
Deposits

dollars in millions				Increase (Decrease) from:
	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Noninterest-bearing	$42,402	$42,475	$40,653	$(73)	(0.2)%	$1,749	4.3%
Checking with interest	28,349	25,778	24,377	2,571	10.0	3,972	16.3
Money market	42,906	39,964	38,687	2,942	7.4	4,219	10.9
Savings	53,465	50,083	46,625	3,382	6.8	6,840	14.7
Time	18,142	15,127	11,236	3,015	19.9	6,906	61.5
Interest-bearing deposits	142,862	130,952	120,925	11,910	9.1	21,937	18.1
Total deposits	$185,264	$173,427	$161,578	$11,837	6.8%	$23,686	14.7%
Noninterest-bearing deposits to total deposits	22.9%	24.5%	25.2%

Deposits at September 30, 2026 were $185.26 billion, an increase of $23.69 billion or 15% from $161.58 billion at December 31, 2025 as further discussed below:
•Corporate deposit growth of $11.48 billion was primarily due to Direct Bank and brokered deposit growth of $6.63 billion and $4.65 billion, respectively.
•Commercial Bank segment deposit growth of $5.62 billion was mainly in Innovation Banking and Fund Banking lines of business. Most of the growth was in interest-bearing checking, money market, and noninterest-bearing deposits.
•General Bank segment deposit growth of $6.59 billion was primarily attributable to deposits assumed in the BMO Branch Acquisition, along with growth in our branch network. Deposit growth was mostly in money market, time deposits and noninterest-bearing deposits.

Noninterest-bearing deposits grew by $1.75 billion or 4% compared to December 31, 2025 and represented 22.9% of total deposits as of September 30, 2026, compared to 25.2% at December 31, 2025.

Deposit Concentrations
BancShares operates a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, our top state deposit concentrations as of September 30, 2026 were in North Carolina, South Carolina, and California, which represented 25.6%, 6.7%, and 6.0%, respectively, of total deposits.

The Direct Bank had $51.43 billion or 27.8% of our total deposits as of September 30, 2026. The Direct Bank deposits mainly consist of savings.

Commercial Bank segment deposits as of September 30, 2026 were $47.15 billion or 25.5% of total deposits and are primarily concentrated in online banking. Deposits in the Commercial Bank segment include large dollar accounts with private equity and venture capital clients, primarily in the technology, life science and healthcare industries.

Deposit accounts with balances in excess of $50 million totaled $12.19 billion as of September 30, 2026, compared to $7.09 billion as of December 31, 2025.

Brokered deposits as of September 30, 2026 were $4.65 billion or 2.5% of total deposits. We had no brokered deposits as of December 31, 2025. We utilized brokered deposits more prevalently in 2026 as rates have been favorable relative to Direct Bank deposits. We will continue to monitor the rate environments for brokered and Direct Bank deposits to determine the target growth for these deposit channels.

Uninsured Deposits
The amount of uninsured deposits is estimated consistent with the methodologies and assumptions utilized in providing information to the FDIC and Federal Reserve. We estimate total uninsured deposits were $67.14 billion, which represented 36.2% of total deposits at September 30, 2026, compared to $61.81 billion or 38.3% of total deposits at December 31, 2025.

Refer to the “Executive Overview—Funding, Liquidity and Capital Overview” and “Results by Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of September 30, 2026:

Table 28
Maturities of Time Deposits In Excess of $250,000

dollars in millions	September 30, 2026
Time deposits maturing in:
Three months or less	$425
Over three months through six months	939
Over six months through 12 months	336
More than 12 months	31
Total	$1,731
Borrowings
Total borrowings at September 30, 2026 were $24.47 billion, a decrease of $11.54 billion or 32% from $36.01 billion at December 31, 2025. The decrease from December 31, 2025 primarily related to the prepayments of the Purchase Money Note, partially offset by the 2026 Debt Issuances. Refer to the “Executive Overview—Recent Events” section of this MD&A for further information related to 2026 borrowings activity, and Table 30 below for current YTD debt issuances.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments, premiums, discounts, and issuance costs:

Table 29
Borrowings

dollars in millions				Balance Increase (Decrease) from:
	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Securities sold under agreements to repurchase	$116	$152	$224	$(36)	(23.9)%	$(108)	(48.3)%
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	20,453	28,423	33,385	(7,970)	(28.0)	(12,932)	(38.7)
Senior Unsecured Borrowings
5.097% fixed-to-floating rate notes due July 2029	1,130	746	—	384	51.5	1,130	NM
5.231% fixed-to-floating rate notes due March 2031	479	491	497	(12)	(2.4)	(18)	(3.6)
4.869% fixed-to-floating rate notes due March 2032	474	489	—	(15)	(3.1)	474	NM
6.000% fixed rate notes due April 2036	57	58	58	(1)	(1.7)	(1)	(1.7)
Subordinated debt
6.125% fixed rate notes due March 2028	420	423	430	(3)	(0.7)	(10)	(2.3)
5.600% fixed rate reset notes due September 2035	571	589	597	(18)	(3.1)	(26)	(4.4)
6.254% fixed-to-fixed rate notes due March 2040	689	732	745	(43)	(5.9)	(56)	(7.5)
Capital lease obligations	81	85	72	(4)	(4.7)	9	12.5
Total borrowings	$24,470	$32,188	$36,008	$(7,718)	(24.0)%	$(11,538)	(32.0)%
(1) Issued in connection with the SVBB Acquisition and secured by collateral. Refer to Note 5—Loans and Leases. The unamortized discount was $47 million, $77 million, and $115 million at September 30, 2026, June 30, 2026, and December 31, 2025, respectively.

The following summarizes debt issuances in the current YTD:

Table 30
Borrowings - Issuances

dollars in millions
Borrowing Type	Issuance Date	Stated Maturity Date	Earliest Par Call Date	Par Value	Current Interest Rate	Current Payment Frequency	Rate Reset Date	Interest Rate After Reset	Payment Frequency After Reset
Parent Company
Fixed-to-Floating Rate Senior Notes	March 3, 2026	March 3, 2032	March 3, 2031	$500	4.869%	Semiannual	March 3, 2031	Compounded SOFR + 148.7 bps	Quarterly
FCB
Fixed-to-Floating Rate Senior Notes	Various(1)	July 13, 2029	July 13, 2028	$1,150	5.097%	Semiannual	July 13, 2028	Compounded SOFR + 114.6 bps	Quarterly
(1) Includes an original $750 million issuance on June 24, 2026 and an additional $400 million on August 3, 2026.

We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate. Refer to the “Risk Management—Liquidity Risk” section of this MD&A and Note 10—Borrowings for further information regarding liquidity and borrowings.

Other Assets and Liabilities

The following table includes the components of other assets:

Table 31
Other Assets

dollars in millions				Balance Increase (Decrease) from:
	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Affordable housing tax credit and other unconsolidated investments (1) (2)	$2,679	$2,731	$2,955	$(52)	(1.9)%	$(276)	(9.3)%
Accrued interest receivable	1,007	943	912	64	6.8	95	10.4
Fair value of derivative financial instruments	717	508	534	209	41.0	183	34.3
Pension and other retirement plan assets	811	803	784	8	1.1	27	3.4
Right of use assets for operating leases, net	301	278	294	23	8.2	7	2.5
Income tax assets	503	526	510	(23)	(4.3)	(7)	(1.3)
Counterparty receivables	127	122	124	5	4.1	3	2.5
Bank-owned life insurance	108	107	108	1	1.2	—	—
Nonmarketable investments	158	158	167	—	—	(9)	(5.1)
Other real estate owned	77	113	119	(36)	(32.0)	(42)	(35.9)
Mortgage servicing rights	46	45	32	1	2.4	14	45.7
Federal Home Loan Bank stock	20	20	20	—	—	—	—
Other	1,106	1,105	964	1	0.1	142	14.7
Total other assets	$7,660	$7,459	$7,523	$201	2.7%	$137	1.8%
(1)    Refer to Note 9—Variable Interest Entities for additional information.
(2) During the linked quarter, we sold $161 million of tax credit investments and recognized a pretax gain of $17 million included in other noninterest income.

The following table includes the components of other liabilities:

Table 32
Other Liabilities

dollars in millions				Balance Increase (Decrease) from:
	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Income tax liabilities	$3,614	$3,805	$3,819	$(191)	(5.0)%	$(205)	(5.4)%
Commitments to fund tax credit investments	1,096	1,166	1,321	(70)	(5.9)	(225)	(17.0)
Accrued personnel cost (1)	844	724	1,042	120	16.6	(198)	(18.9)
Fair value of derivative financial instruments	807	466	494	341	73.2	313	63.4
Lease liabilities	333	310	329	23	7.3	4	1.2
Reserve for off-balance sheet credit exposure	190	184	260	6	3.0	(70)	(27.0)
Accrued interest payable	180	167	140	13	7.7	40	28.6
Accounts payable and other	1,229	1,166	1,321	63	5.4	(92)	(7.0)
Total other liabilities	$8,293	$7,988	$8,726	$305	3.8%	$(433)	(4.9)%
(1) Includes accruals for annual incentive compensation which is typically paid during the first quarter. Additionally, accrued personnel cost can fluctuate based on timing of the payroll cycle.

A reserve for off-balance sheet credit exposure is established for unfunded commitments and is included in other liabilities. BancShares estimates the expected funding amounts and applies its probability of obligor default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve. The reserve for off-balance sheet credit exposure was $190 million at September 30, 2026, a decrease of $70 million compared to $260 million at December 31, 2025. Refer to the “Results of Operations—Provision for Credit Losses” section of this MD&A for further discussion. Refer to Note 19—Commitments and Contingencies for information relating to off-balance sheet commitments.

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

BancShares assesses emerging risks on an ongoing basis, such as monitoring economic sentiment and emerging geopolitical issues, inflationary pressures due to rising energy prices among other factors, and the impact of artificial intelligence. BancShares also continues to assess operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments will remain ongoing as the conditions continue to exist and develop. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. Key indicators will continue to be monitored, and impacts assessed as part of our ongoing Risk Management Framework.

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

Our ALLL estimate as of September 30, 2026 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

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

At September 30, 2026, ALLL estimates ranged from $1.10 billion, when weighing the upside scenario 100%, to $1.75 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.44 billion was appropriate as of September 30, 2026.

The following table presents the U.S. unemployment rate, U.S. real GDP, HPI, and CRE price index based on the weighted-average scenario forecasts used in determining the ALLL at September 30, 2026 and December 31, 2025. The projected trends in the macroeconomic variables below may fluctuate depending on the underlying scenarios and our scenario weighting assumptions utilized for the applicable period.

Table 33
Select Variables in ALLL Weighted-average Scenarios

	Assumptions as of September 30, 2026
	2026	2027	2028
U.S. unemployment rate (1)	4.4%	5.3%	5.4%
U.S. real GDP (2)	1.9%	1.3%	2.0%
HPI (2)	1.0%	(1.0)%	3.6%
CRE price index (2)	2.8%	(0.6)%	0.5%

	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. unemployment rate (1)	5.2%	5.4%	5.1%
U.S. real GDP (2)	1.5%	1.6%	2.0%
HPI (2)	(1.4)%	2.2%	3.5%
CRE price index (2)	(3.4)%	(1.6)%	4.1%
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

The following table summarizes the ALLL for commercial, consumer and total loans.

Table 34
ALLL

dollars in millions	Three Months Ended September 30, 2026			Three Months Ended June 30, 2026			Three Months Ended September 30, 2025
	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$1,353	$131	$1,484	$1,428	$130	$1,558	$1,512	$160	$1,672
BMO PSL ALLL	5	—	5	—	—	—	—	—	—
Provision (benefit) for loan and lease losses	34	16	50	28	6	34	238	(24)	214
Charge-offs	(127)	(8)	(135)	(122)	(8)	(130)	(244)	(12)	(256)
Recoveries	29	3	32	19	3	22	18	4	22
Balance at end of period	$1,294	$142	$1,436	$1,353	$131	$1,484	$1,524	$128	$1,652
Net charge-off ratio			0.27%			0.29%			0.65%
Net charge-offs	$98	$5	$103	$103	$5	$108	$226	$8	$234
Average loans			$154,515			$150,094			$142,857
Percent of loans in each category to total loans	83%	17%	100%	82%	18%	100%	80%	20%	100%

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
	Commercial	Consumer	Total				Commercial	Consumer	Total
Balance at beginning of period	$1,436	$130	$1,566				$1,518	$158	$1,676
BMO PSL ALLL	5	—	5				—	—	—
Provision (benefit) for loan and lease losses	159	28	187				487	(14)	473
Charge-offs	(372)	(25)	(397)				(540)	(27)	(567)
Recoveries	66	9	75				59	11	70
Balance at end of period	$1,294	$142	$1,436				$1,524	$128	$1,652
Net charge-off ratio			0.28%						0.47%
Net charge-offs	$306	$16	$322				$481	$16	$497
Average loans			$151,263						$141,818
Percent of loans in each category to total loans	83%	17%	100%				80%	20%	100%

The following table summarizes the ALLL as a percentage of loans for each loan class:

Table 35
ALLL by Loan Class

dollars in millions	September 30, 2026			June 30, 2026			December 31, 2025
	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans	ALLL	Loan Balance	ALLL as a Percentage of Loans
Commercial
Commercial and industrial	$736	$48,684	1.51%	$740	$46,574	1.59%	$807	$44,721	1.80%
Capital call lines	29	38,126	0.08	28	34,203	0.08	29	31,791	0.09
Owner occupied commercial mortgage	64	18,346	0.35	60	17,904	0.33	50	17,660	0.28
Investor dependent	146	2,582	5.65	170	2,624	6.46	181	2,778	6.52
Commercial real estate	319	23,038	1.38	355	23,233	1.53	369	23,784	1.55
Total commercial	1,294	130,776	0.99	1,353	124,538	1.09	1,436	120,734	1.19
Consumer
Residential mortgage	80	21,516	0.37	72	21,566	0.33	67	21,861	0.31
Revolving mortgage	25	2,853	0.87	27	2,868	0.94	26	2,863	0.89
Auto	10	1,224	0.81	10	1,261	0.83	9	1,416	0.67
Other consumer	27	821	3.35	22	801	2.75	28	1,056	2.62
Total consumer	142	26,414	0.54	131	26,496	0.49	130	27,196	0.48
Total	$1,436	$157,190	0.91%	$1,484	$151,034	0.98%	$1,566	$147,930	1.06%

The ALLL may vary significantly from period to period due to changes in economic conditions, economic forecasts, the composition and credit quality of the loan and lease portfolio, and the related impacts to the ALLL models. We continuously monitor and update our ALLL estimation methodology and models, as appropriate. During the linked quarter, we implemented enhancements to our PD, LGD, and exposure at default models for the commercial and industrial, and commercial real estate portfolios which contributed to the decreases in the ALLL at September 30, 2026 and June 30, 2026 compared to December 31, 2025.

The ALLL was $1.44 billion at September 30, 2026 compared to $1.56 billion at December 31, 2025, resulting in an ALLL release of $130 million or 8%. The ALLL release was largely due to lower reserves for individually evaluated loans, growth concentrated in capital call lines which have a significantly lower loss rate relative to our other loan portfolios, improvements in credit quality including updates to certain models during the linked quarter used to estimate the ALLL, and changes in the macroeconomic scenarios, partially offset by the BMO PSL ALLL of $5 million.

The ALLL as a percentage of loans was 0.91% at September 30, 2026, a decrease of 7 bps from 0.98% at June 30, 2026 and a decrease of 15 bps from 1.06% at December 31, 2025.

Net Charge-Offs
The following table summarizes net charge-offs for each loan class:

Table 36
Net Charge-Offs

dollars in millions	Three Months Ended September 30, 2026			Three Months Ended June 30, 2026			Three Months Ended September 30, 2025
	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)	Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$74	$23	$51	$73	$10	$63	$196	$12	$184
Owner occupied commercial mortgage	—	—	—	1	—	1	2	—	2
Investor dependent	21	5	16	17	5	12	23	6	17
Commercial real estate	32	1	31	31	4	27	23	—	23
Total commercial	127	29	98	122	19	103	244	18	226
Consumer
Residential mortgage	—	1	(1)	1	1	—	6	2	4
Revolving mortgage	1	—	1	—	1	(1)	—	—	—
Auto	2	1	1	2	—	2	1	1	—
Other consumer	5	1	4	5	1	4	5	1	4
Total consumer	8	3	5	8	3	5	12	4	8
Total	$135	$32	$103	$130	$22	$108	$256	$22	$234

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
	Charge-offs	Recoveries	Net charge-offs (recoveries)				Charge-offs	Recoveries	Net charge-offs (recoveries)
Commercial
Commercial and industrial	$242	$44	$198				$362	$37	$325
Owner occupied commercial mortgage	5	—	5				3	—	3
Investor dependent	50	17	33				92	21	71
Commercial real estate	75	5	70				83	1	82
Total commercial	372	66	306				540	59	481
Consumer
Residential mortgage	1	3	(2)				6	3	3
Revolving mortgage	1	1	—				—	1	(1)
Auto	6	2	4				5	3	2
Other consumer	17	3	14				16	4	12
Total consumer	25	9	16				27	11	16
Total	$397	$75	$322				$567	$70	$497
Net charge-offs for the current quarter were $103 million, a decrease of $5 million from $108 million for the linked quarter, primarily due to a decline of $12 million in commercial and industrial, partially offset by an increase of $4 million in commercial real estate and an increase of $4 million in investor dependent.

Net charge-offs for the current YTD were $322 million, a decrease of $175 million from $497 million for the prior YTD, primarily due to a decline of $127 million in commercial and industrial as the prior YTD included an $82 million charge-off on a single supply chain finance client in the Commercial Bank segment, as well as decreases of $38 million in investor dependent and $12 million in commercial real estate.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets are discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Table 37
Nonperforming Assets

				Increase (Decrease) from:
dollars in millions	September 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
Nonaccrual loans:
Commercial loans	$1,104	$1,204	$1,082	$(100)	(8.4)%	$22	2.0%
Consumer loans	262	242	225	20	8.8	37	16.6
Total nonaccrual loans	1,366	1,446	1,307	(80)	(5.5)	59	4.5
Other real estate owned (1) and repossessed assets	80	116	124	(36)	(31.4)	(44)	(35.6)
Total nonperforming assets	$1,446	$1,562	$1,431	$(116)	(7.4)	$15	1.0
Total loans and leases	$157,190	$151,034	$147,930	$6,156	4.1%	$9,260	6.3%
Total loans and leases, other real estate owned, and repossessed assets	157,270	151,150	148,054	6,120	4.0	9,216	6.2
ALLL to total loans and leases	0.91%	0.98%	1.06%	(7)	bps	(15)	bps
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.92	1.03	0.97	(11)		(5)
Ratio of nonaccrual loans and leases to total loans and leases	0.87%	0.96%	0.88%	(9)		(1)
Ratio of ALLL to nonaccrual loans and leases	105.08	102.61	119.80	247		(1,472)
(1) OREO includes former branch property and other non-foreclosed property of $20 million and $26 million as of September 30, 2026 and December 31, 2025, respectively.

OREO and repossessed assets were $80 million at September 30, 2026 compared to $124 million at December 31, 2025, a decrease of $44 million.

Past Due and Nonaccrual Loans
Past due and nonaccrual loans by loan class are summarized in the following table:
Table 38
Delinquencies and Nonaccrual Loans

dollars in millions	September 30, 2026			June 30, 2026			December 31, 2025
	Accruing Loans			Accruing Loans			Accruing loans
	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans	30-89 Days Past Due	90 Days or Greater	Nonaccrual Loans
Commercial
Commercial and industrial	$161	$6	$466	$204	$37	$498	$288	$63	$456
Capital call lines	—	—	—	—	—	—	—	—	—
Owner occupied commercial mortgage	96	17	180	85	14	153	97	1	159
Investor dependent	2	—	28	5	—	41	12	—	49
Commercial real estate	72	78	430	28	197	512	252	171	418
Total commercial	331	101	1,104	322	248	1,204	649	235	1,082
Consumer
Residential mortgage	122	1	218	155	7	196	210	7	179
Revolving mortgage	24	—	34	28	—	35	29	—	35
Auto	14	—	9	13	—	10	18	—	9
Other consumer	7	2	1	7	1	1	8	2	2
Total consumer	167	3	262	203	8	242	265	9	225
Total	$498	$104	$1,366	$525	$256	$1,446	$914	$244	$1,307
The decrease of $416 million from December 31, 2025 in accruing loans that are 30 to 89 days past due is largely attributable to declines of $180 million in commercial real estate, $127 million in commercial and industrial, $88 million in residential mortgage, and $10 million in investor dependent. Accruing loans that are 30 to 89 days past due are early stage delinquencies that are not showing signs of significant credit deterioration. Delinquency status is considered in the estimate of the ALLL.

The decrease of $140 million from December 31, 2025 in accruing loans that are 90 days or greater past due is primarily attributable to declines of $93 million in commercial real estate and $57 million in commercial and industrial, partially offset by an increase of $16 million in owner occupied commercial mortgage. Loans 90 days or greater past due are assigned a more severe PD in accordance with our ALLL methodology.

Nonaccrual loans and leases at September 30, 2026 were $1.37 billion (0.87% of loans), an increase of $59 million compared to $1.31 billion (0.88% of loans) at December 31, 2025, largely concentrated in a small number of commercial and industrial and owner occupied commercial mortgage loans that were individually evaluated. Nonaccrual loans over an established threshold are individually evaluated for specific ALLL reserves as discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the 2025 Form 10-K.

Commercial Real Estate Portfolio Composition
Our commercial real estate portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our commercial real estate portfolio:
Table 39
Commercial Real Estate Portfolio

dollars in millions	September 30, 2026
	Balance	% to Total Loans and Leases
Multi-family	$5,187	3.3%
Medical office	3,519	2.2
Industrial, including warehouses	2,506	1.6
Data center	3,023	1.9
General office	1,720	1.1
Healthcare	1,736	1.1
Retail	1,521	1.0
Hotel and motel	858	0.6
Other	2,968	1.9
Total	$23,038	14.7%
Evolving macroeconomic and social conditions (including the shift to hybrid work arrangements) may result in changes for general office demand moving forward. Our general office portfolio has experienced more negative credit quality trends relative to our other commercial real estate portfolios. Our general office portfolio is 1.09% of total loans and leases and 7.47% of total commercial real estate at September 30, 2026. Select metrics for our general office portfolio are summarized in the following table:

Table 40
General Office Portfolio

dollars in millions	September 30, 2026
General office as a percentage of total loans and leases	1.09%
General office as a percentage of commercial real estate loans	7.47%
Net charge-offs as a percentage of general office (YTD annualized %)	3.32%
Percentage of general office 30 days or more past due	6.47%
Nonaccrual loans as a percentage of general office	7.57%
ALLL as a percentage of general office	4.01%

Concentration
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to concentration risk. Loan concentration for our commercial and consumer loans is summarized below.

Commercial Loan Concentration

Industry Concentration
The following table summarizes the industry concentration of our commercial loans and leases based on the obligors’ industries:

Table 41
Commercial Loans and Leases - Industry

dollars in millions	September 30, 2026		June 30, 2026		December 31, 2025
Finance and insurance (1)	$46,682	35.7%	$42,180	33.9%	$38,417	31.8%
Real estate	16,871	12.9	17,038	13.7	17,911	14.8
Healthcare	11,046	8.5	11,137	8.9	11,155	9.2
Information	10,840	8.3	10,390	8.3	9,699	8.0
Business services	10,018	7.7	9,808	7.9	9,601	8.0
Transportation, communication, gas, utilities	8,182	6.3	7,890	6.3	7,567	6.3
Manufacturing	7,329	5.6	7,189	5.8	7,137	5.9
Retail	4,539	3.5	4,148	3.3	4,329	3.6
Service industries	4,364	3.3	4,296	3.5	4,274	3.5
Wholesale	4,095	3.1	3,676	3.0	3,571	3.0
Other	6,809	5.1	6,786	5.4	7,073	5.9
Total	$130,775	100.0%	$124,538	100.0%	$120,734	100.0%
(1) Primarily includes capital call lines and other loans to non-depository financial institutions (“NDFIs”).

Loans to NDFIs
Loans to borrowers in the finance and insurance industry were $46.68 billion or 35.7% of commercial loans and leases at September 30, 2026, compared to $38.42 billion or 31.8% of commercial loans and leases at December 31, 2025. Loans to NDFIs represent the vast majority of loans to borrowers in the finance and insurance industry at September 30, 2026. Our NDFI portfolio composition is presented in Table 42 and described below.

Table 42
Loans to Non-Depository Financial Institutions

	September 30, 2026
dollars in millions	Balance	% of Total Loans to NDFIs
Capital call lines	$38,126	82.1%
Net asset value loans	2,965	6.4
Leveraged fund lines	1,737	3.7
Warehouse lines	1,187	2.6
Specialty finance	508	1.1
Other	1,910	4.1
Total	$46,433	100.0%

As of September 30, 2026, loans to NDFIs were $46.43 billion. Capital call lines comprise $38.13 billion, or 82%, of the NDFI portfolio. The primary source of repayment for capital call lines is the capital commitments of the underlying limited partner (“LP”) investors in funds managed by certain private equity and venture capital firms. Capital calls are contractual obligations of the LPs and are not subject to the performance of the underlying portfolio of investments. Capital call lines are typically governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's LP investors. The credit quality is strong for capital call lines based on the structural protection provided by the funds and the underlying investors. Capital call lines have a significantly lower loss rate relative to our other loan portfolios. As of September 30, 2026, the ALLL was 0.08% of capital call lines, compared to 0.91% of total loans.

The loans to NDFIs that are not capital call lines (the “Other NDFI Portfolios”) have balances totaling $8.31 billion at September 30, 2026, and the largest portfolios are described below:
•The net asset value portfolio ($2.97 billion) consists of: (i) loans to private equity funds collateralized by the funds’ portfolios of direct equity investments in private companies, and (ii) loans to predominantly secondary funds collateralized by the funds’ portfolios of investments in LP interests in private funds and/or co-investment vehicles.
•Leveraged fund lines ($1.74 billion) are lines of credit provided to private credit funds and are collateralized by portfolios of the underlying assets, primarily first lien loans.
•Warehouse lines ($1.19 billion) are asset-based lines of credit that finance cash flows for large pools of assets, such as accounts receivable and loans, that the borrower (or sponsor) typically sells or transfers to special purpose vehicle entities.
•Specialty finance ($508 million) includes asset-based lending facilities to lenders that are primarily investing in first lien senior debt.

The Other NDFI Portfolios are included in commercial and industrial loans and leases. As of September 30, 2026, the ALLL was 1.51% of commercial and industrial loans and leases.

Through our credit risk management practices and our targeted analysis of the NDFI portfolios, we determined that the ALLL was appropriate.

NDFIs could be subject to a less stringent regulatory environment than FDIC-insured depository institutions or BHCs as further discussed in Item 1A. Risk Factors of the 2025 Form 10-K. We strive to mitigate the credit risk of our loans to NDFIs through our underwriting and credit monitoring processes. As discussed above, 82% of our NDFI portfolio at September 30, 2026 is comprised of capital call lines which have strong credit quality based on the structural protection provided by the funds and the underlying investors. Additionally, we establish advance rates (the percentage of the collateral value FCB will lend to the borrower) for loans in the Other NDFI Portfolios commensurate with the risks of the underlying collateral type, structural protection of the funds or investors, diversification of the funds, and financial strength of the borrower (or sponsor).

Real estate secured loans
Our commercial real estate portfolio comprises the vast majority of the real estate industry loans in Table 41, which is based on the industry of the obligor. Additionally, we have commercial real estate and owner occupied commercial mortgage loans that are secured by real estate, but are categorized in other industries in Table 41. At September 30, 2026, the combined balances of our commercial real estate and owner occupied commercial mortgage loans were $41.38 billion, or 32% of commercial loans and leases, compared to $41.44 billion or 34% at December 31, 2025. We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we prefer financing secured by owner-occupied real property.

Healthcare and information industries
The healthcare and information industries in Table 41 largely consist of the healthcare, life sciences, and technology sectors, which include clients in our Commercial Finance, Fund Banking, and Innovation Banking lines of business within our Commercial Bank segment. Loans and leases to borrowers in medical, dental or other healthcare fields were $11.05 billion as of September 30, 2026, which represents 8.5% of commercial loans and leases, compared to $11.16 billion or 9.2% of commercial loans and leases at December 31, 2025. Loans and leases to borrowers in the information industry were $10.84 billion as of September 30, 2026, which represents 8.3% of commercial loans and leases, compared to $9.70 billion or 8.0% of commercial loans and leases at December 31, 2025. We actively mitigate credit risk exposure of these industry concentrations through our underwriting policies that emphasize reliance on adequate levels of borrower repayment sources.
Larger Balance Loans
The following table provides a summary of commercial loans by loan size and loan class as of September 30, 2026:

Table 43
Commercial Loans by Size and Class

dollars in millions	Less Than $10 Million	$10 Million to $30 Million	Greater Than $30 Million	Total Commercial Loans
Commercial and industrial	$15,672	$11,252	$21,760	$48,684
Capital call lines	1,175	3,592	33,359	38,126
Owner occupied commercial mortgage	15,198	2,475	673	18,346
Investor dependent	1,359	824	399	2,582
Commercial real estate	8,062	6,698	8,278	23,038
Total	$41,466	$24,841	$64,469	$130,776

Most of our loans greater than $30 million at September 30, 2026 are capital call lines which are described above in “Risk Management—Credit Risk—Concentration—Loans to NDFIs.
Geographic Concentrations
The following table summarizes geographic concentrations based on the location of the real estate collateral for owner occupied commercial mortgage and commercial real estate loans, and based on the obligor address for all other commercial loans.

Table 44
Commercial Loans and Leases - Geography

dollars in millions	September 30, 2026		June 30, 2026		December 31, 2025
State
California	$25,966	19.9%	$26,291	21.1%	$26,056	21.6%
New York	13,450	10.3	12,284	9.9	12,193	10.1
North Carolina	12,277	9.4	11,745	9.4	11,005	9.1
Texas	9,889	7.5	9,491	7.6	8,811	7.3
Massachusetts	9,340	7.1	7,802	6.3	7,325	6.1
Connecticut	6,719	5.1	6,076	4.9	5,630	4.7
Florida	6,511	5.0	6,455	5.2	6,175	5.1
All other states	43,543	33.3	41,291	33.1	40,463	33.5
Total U.S.	$127,695	97.6%	$121,435	97.5%	$117,658	97.5%
Total international	3,081	2.4	3,103	2.5	3,076	2.5
Total	$130,776	100.0%	$124,538	100.0%	$120,734	100.0%

Consumer Loan Concentration
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% of consumer loans based on customer address:

Table 45
Consumer Loans - Geography

dollars in millions	September 30, 2026		June 30, 2026		December 31, 2025
State
California	$7,708	29.2%	$7,764	29.3%	$8,118	29.8%
North Carolina	6,659	25.2	6,672	25.2	6,736	24.8
South Carolina	3,429	13.0	3,452	13.0	3,502	12.9
Massachusetts	1,539	5.8	1,498	5.7	1,597	5.9
Other states	7,079	26.8	7,110	26.8	7,243	26.6
Total	$26,414	100.0%	$26,496	100.0%	$27,196	100.0%
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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities. A component of our interest rate risk management strategy is the use of derivative instruments to mitigate fluctuations in earnings caused by changes in market interest rates. Interest rate swaps are the primary type of derivative instrument that we use as part of our interest rate risk management strategy. These derivatives hedge interest income variability of floating rate loans indexed to secured overnight financing rate (“SOFR”) or the U.S. prime rate, as well as fair value changes of fixed rate long-term debt. Refer to Note 11—Derivative Financial Instruments for further information on our derivative portfolio.
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
Table 46
NII Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	September 30, 2026	June 30, 2026	December 31, 2025
-200	(9.3)%	(9.5)%	(11.3)%
-100	(5.0)	(5.6)	(5.8)
+100	5.1	6.4	6.5
+200	10.0	12.5	13.6
NII Sensitivity metrics at September 30, 2026, compared to December 31, 2025, were primarily affected by increased derivative hedges, prepayments on the Purchase Money Note, as well as other balance sheet compositional and market rate changes.

As of September 30, 2026, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. 67.5% of our loans have floating contractual reference rates, indexed primarily to SOFR or the U.S. prime rate. Deposit betas are currently modeled to have a portfolio average of 35%-40% over the twelve-month forecast horizon, including 50%-55% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from current interest rates and the estimated impact on our EVE profile based on our current modeling approach:

Table 47
EVE Modeling Analysis

	Estimated Increase (Decrease) in EVE
Change in interest rate (bps)	September 30, 2026	June 30, 2026	December 31, 2025
-200	7.3%	6.1%	6.7%
-100	3.8	3.5	4.3
+100	(4.1)	(4.0)	(4.2)
+200	(8.1)	(8.0)	(8.2)

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

Loan Maturity and Loan Interest Rate Sensitivity
The following table provides loan maturity distribution information:

Table 48
Loan Maturity Distribution

dollars in millions	At September 30 2026, Maturing
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
Commercial
Commercial and industrial	$14,130	$29,272	$4,404	$878	$48,684
Capital call lines	37,640	486	—	—	38,126
Owner occupied commercial mortgage	2,300	10,013	5,677	356	18,346
Investor dependent	1,117	1,465	—	—	2,582
Commercial real estate	6,367	13,081	2,455	1,135	23,038
Total commercial	61,554	54,317	12,536	2,369	130,776
Consumer
Residential mortgage	842	2,799	7,742	10,133	21,516
Revolving mortgage	51	168	1,144	1,490	2,853
Auto	316	824	84	—	1,224
Other consumer	207	500	109	5	821
Total consumer	1,416	4,291	9,079	11,628	26,414
Total loans and leases	$62,970	$58,608	$21,615	$13,997	$157,190

As noted above, 67.5% of our total loans have floating contractual reference rates, indexed primarily to SOFR or the U.S. prime rate. The following table provides information regarding fixed and variable interest rate loans and leases maturing after one year, as of September 30, 2026:

Table 49
Fixed and Variable Interest Rate Loans

dollars in millions	Loans Maturing After 1 Year with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial and industrial	$9,846	$24,708
Capital call lines	—	486
Owner occupied commercial mortgage	14,071	1,975
Investor dependent	4	1,461
Commercial real estate	7,394	9,277
Total commercial	31,315	37,907
Consumer
Residential mortgage	7,973	12,701
Revolving mortgage	19	2,783
Auto	908	—
Other consumer	238	376
Total consumer	9,138	15,860
Total loans and leases	$40,453	$53,767
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

Liquidity includes available cash and HQLS. At September 30, 2026 we had $57.33 billion of high-quality liquid assets (23.8% of total assets) and $31.10 billion of contingent liquidity sources available. Some of the more significant changes from December 31, 2025 included higher available cash and HQLS due to balance sheet changes discussed above in “Executive Overview—Financial Performance Summary—Balance Sheet Highlights.”

Table 50
Liquidity

dollars in millions	September 30, 2026	June 30, 2026	December 31, 2025
Available cash	$16,968	$20,180	$19,111
High-quality liquid securities (1)	40,357	38,958	36,895
High-quality liquid assets	$57,325	$59,138	$56,006

Current Capacity (2) of Credit Facilities:
FHLB facility (3)	$17,873	$17,750	$17,775
FRB facility	13,227	12,772	12,962
Total contingent sources	$31,100	$30,522	$30,737
Total liquid assets and contingent sources	$88,425	$89,660	$86,743
Total uninsured deposits	$67,145	$65,060	$61,809
Coverage ratio of total liquid assets and contingent sources to uninsured deposits	132%	138%	140%
(1)    Consists of readily marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of U.S. Treasury and U.S. agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at September 30, 2026, June 30, 2026, and December 31, 2025.
(3)    Refer to Table 51 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Total deposits at September 30, 2026 were $185.26 billion, an increase of $23.69 billion or 15% from $161.58 billion at December 31, 2025. Funding mix improved as deposits represented 88.3% of total funding at September 30, 2026 compared to 81.8% at December 31, 2025.

We use borrowings to diversify the funding of our business operations. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Total borrowings at September 30, 2026 were $24.47 billion, a decrease of $11.54 billion or 32% from $36.01 billion at December 31, 2025. Refer to details of debt prepayments and issuances in the “Executive Overview—Recent Events” section of this MD&A. We continually monitor our capital needs and market conditions in an effort to diversify our borrowing base and capital mix when appropriate.

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

Table 51
FHLB Balances

dollars in millions	September 30, 2026	June 30, 2026	December 31, 2025
Total borrowing capacity	$19,323	$19,200	$19,225
Less:
Advances	—	—	—
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$17,873	$17,750	$17,775
Pledged Non-PCD loans	$32,329	$31,820	$31,713
(1) Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB, FCB has access to $13.23 billion on a secured basis at September 30, 2026. Loans pledged are disclosed in Note 5—Loans and Leases. There were no outstanding borrowings with the FRB Discount Window at September 30, 2026 and December 31, 2025.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of September 30, 2026, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. Refer to Note 19—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase agreements are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 52
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$17,671	$423	$48	$—	$18,142
Short-term borrowings	116	—	—	—	116
Long-term borrowings (1) (2)	(23)	22,021	438	1,918	24,354
Total contractual obligations	$17,764	$22,444	$486	$1,918	$42,612
Commitments:
Financing commitments	$24,572	$10,434	$9,789	$7,426	$52,221
Letters of credit	2,253	570	188	102	3,113
Deferred purchase agreements	1,852	—	—	—	1,852
Purchase and funding commitments	57	—	—	—	57
Affordable housing partnerships (1)	609	411	33	43	1,096
Total commitments	$29,343	$11,415	$10,010	$7,571	$58,339
(1)    Long-term borrowings are presented net of purchase accounting adjustments of $21 million. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $8 million.
(2)    Balance in parenthesis represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of any principal balance.

Long-term Borrowings
As displayed above in Table 52, along with maturity dates of individual issuances in Note 10—Borrowings, we do not have significant long-term debt obligations due until 2028, which is primarily the Purchase Money Note. While scheduled principal payments are not required until maturity in March 2028, FCB may voluntarily prepay principal without a premium or penalty. As noted earlier in “Executive Overview—Recent Events,” FCB made prepayments of the Purchase Money Note in the current quarter totaling $8.00 billion ($13.00 billion for the current YTD) and previously made a prepayment of $2.49 billion in December 2025. We will continue to monitor the interest rate environment, FCB’s collateral position for the Purchase Money Note, and FCB’s liquidity position to determine the timing and magnitude of further voluntary prepayments. We expect prepayments in the range of $3.5 billion to $4.0 billion per quarter, and are planning to fully repay the Purchase Money Note by December 31, 2027. Potential sources that could fund voluntary prepayments or the amount due at maturity include excess liquidity (primarily comprised of interest-earning deposits at banks and proceeds from maturities and paydowns of investment securities), deposit growth including brokered deposits, loan sales or securitizations, FHLB advances, and issuance of perpetual preferred stock, unsecured debt or other borrowings. At the time of any further voluntary prepayment or maturity, the interest rates for the potential interest-bearing sources of prepayment could be higher than the 3.50% rate. Refer to the respective “Deposits” and “Borrowings” discussions in the “Balance Sheet Analysis—Interest-bearing Liabilities” section of this MD&A for further details.

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business of the 2025 Form 10-K.

Common and Preferred Stock Dividends
During the first three quarters of 2026, we paid quarterly dividends of $2.10 per share on the Class A common stock and Class B common stock. In October 2026, the Board declared a quarterly dividend on the Class A common stock and Class B common stock of $2.25 per common share. The dividends are payable on December 15, 2026 to stockholders of record as of November 30, 2026.

During the first three quarters of 2026, we paid quarterly dividends on our Series A, Series B, Series C, Series D, and Series E Preferred Stock as disclosed in Note 13—Stockholders' Equity. In October 2026, the Board declared dividends on our Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock in accordance with their terms. The dividends are payable on December 15, 2026.

Capital Composition and Ratios
As discussed earlier in the “Executive Overview—Recent Events” section of this MD&A, during the current quarter and current YTD, we repurchased 278,828 and 1,027,580 shares of our Class A common stock, respectively. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding repurchases of Class A common stock, including current quarter monthly repurchase activity.

The following table summarizes the change in outstanding Class A common stock through September 30, 2026.

Table 53
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Class A common stock shares outstanding at beginning of period	10,385,222	11,133,974
Shares repurchased under authorized repurchase plan	(278,828)	(1,027,580)
Class A common stock shares outstanding at end of period	10,106,394	10,106,394

We also had 1,005,185 Class B common stock outstanding at September 30, 2026 and December 31, 2025.

Refer to Note 13—Stockholders' Equity for additional information on common and preferred stock

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

Table 54
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	PCA Well Capitalized Thresholds	September 30, 2026		June 30, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,664	12.90%	$24,680	13.37%	$24,945	13.71%
Tier 1 risk-based capital	8.50	8.00	21,645	11.32	21,650	11.73	21,660	11.91
Common equity Tier 1	7.00	6.50	19,584	10.24	19,885	10.77	20,285	11.15
Tier 1 leverage ratio	4.00	5.00	21,645	9.00	21,650	9.22	21,660	9.29

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,887	13.03%	$24,568	13.34%	$24,739	13.62%
Tier 1 risk-based capital	8.50	8.00	23,210	12.15	22,858	12.41	22,796	12.55
Common equity Tier 1	7.00	6.50	23,210	12.15	22,858	12.41	22,796	12.55
Tier 1 leverage ratio	4.00	5.00	23,210	9.67	22,858	9.75	22,796	9.79

As of September 30, 2026, BancShares and FCB had total risk-based capital ratio conservation buffers of 4.90% and 5.03%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2025, BancShares and FCB’s total risk-based capital ratio conservation buffers were 5.71% and 5.62%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of September 30, 2026 and December 31, 2025 over the Basel III minimum for the applicable ratio. On October 1, 2026, BancShares became subject to a stress capital buffer requirement of 2.50%. There was no change to BancShares capital adequacy thresholds as the stress capital buffer requirements and the Basel III conservation buffers were both 2.50%.

Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are a primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $5.79 billion while continuing to meet the requirements for well capitalized banks at September 30, 2026. Dividends declared by FCB and paid to the Parent Company amounted to $1.15 billion for the nine months ended September 30, 2026. Payment of dividends is made at the discretion of FCB’s Board of Directors and may be contingent upon satisfactory earnings as well as projected capital needs.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are described in Note 1—Significant Accounting Policies and Basis of Presentation in the 2025 Form 10-K.

Allowance for Loan and Lease Losses
The ALLL is considered a critical accounting estimate. For more information regarding the ALLL, refer to the “Risk Management—Credit Risk—ALLL Methodology” section of this MD&A and Note 6—Allowance for Loan and Lease Losses.

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

NON-GAAP FINANCIAL MEASUREMENTS

BancShares provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either include or exclude amounts, or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. BancShares’ management believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial information, can provide transparency about, or an alternate means of assessing, its operating results and financial position to its investors, analysts and management. These non-GAAP measures should be considered in addition to, and not superior to or a substitute for, GAAP measures presented in BancShares’ consolidated financial statements and other publicly filed reports. In addition, our non-GAAP measures may be different from or inconsistent with non-GAAP financial measures used by other institutions.

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

The following tables reconcile the most directly comparable GAAP measures to the non-GAAP measures for the Commercial Bank and Rail segments.

Table 55
Commercial Bank Segment

dollars in millions	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Rental income on operating lease equipment (GAAP)	$51	$54	$54	$160	$164
Less: depreciation on operating lease equipment	41	43	43	127	131
Adjusted rental income on operating lease equipment (non-GAAP)	$10	$11	$11	$33	$33

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

Table 56
Rail Segment

dollars in millions	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Rental income on operating lease equipment (GAAP)	$237	$226	$219	$689	$651
Less: depreciation on operating lease equipment	59	58	55	175	165
Less: maintenance and other operating lease expenses	66	67	67	198	180
Adjusted rental income on operating lease equipment (non-GAAP)	$112	$101	$97	$316	$306

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

The following table reconciles NII to NII, excluding PAA, NIM to NIM, excluding PAA, and interest income on loans and leases to interest income on loans and leases, excluding loan PAA:

Table 57
NII, NIM, and Interest Income on Loans and Leases, Excluding PAA

dollars in millions		Three Months Ended			Nine Months Ended September 30,
		September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
NII (GAAP)	a	$1,699	$1,656	$1,734	$4,976	$5,092
Loan PAA	b	50	55	71	153	230
Other PAA	c	(6)	(7)	(10)	(22)	(28)
PAA	d = (b+c)	44	48	61	131	202
NII, excluding PAA (non-GAAP)	e = (a-d)	$1,655	$1,608	$1,673	$4,845	$4,890
Annualized NII	f = a annualized	$6,740	$6,642	$6,878	$6,653	$6,808
Annualized NII, excluding PAA (non-GAAP)	g = e annualized	6,565	6,451	6,637	6,478	6,537
Average interest-earning assets	h	$219,732	$213,990	$211,042	$215,451	$208,432
NIM (GAAP)	f/h	3.07%	3.10%	3.26%	3.09%	3.26%
NIM, excluding PAA (non-GAAP)	g/h	2.99	3.01	3.15	3.00	3.13

Interest income on loans and leases (GAAP)		$2,341	$2,253	$2,300	$6,800	$6,806
Less: loan PAA	b	50	55	71	153	230
Interest income on loans and leases, excluding loan PAA (non-GAAP)		$2,291	$2,198	$2,229	$6,647	$6,576

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic (including the imposition of tariffs, retaliatory tariff measures, trade barriers on trading partners, and supply chain disruptions), political (including impacts of any U.S. government shutdown), geopolitical events (including conflicts or developments in Ukraine, the Middle East, and Latin America), natural disasters and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from previous bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including interest rate decisions by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the timing and amount of any prepayments of the Purchase Money Note, which depend on deposit growth, market conditions and the availability and cost of alternative funding, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the effect of technological change, including artificial intelligence and digital assets, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums, changes in regulatory capital requirements, or limitations on credit card interest rates, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, changes or enhancements BancShares implements with respect to risk management, technology, personnel, financial service offerings, or other areas, and the risks associated with BancShares’ previously completed acquisition transactions, including the integration of, and retention of deposits and clients acquired in, the BMO Branch Acquisition, or any future transactions.

BancShares’ 2025 SRP allows BancShares to repurchase shares of its Class A common stock through 2026, and the 2027 SRP allows BancShares to repurchase shares of its Class A common stock in 2027. BancShares is not obligated under the 2025 SRP or the 2027 SRP to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice. The authorization to repurchase Class A common stock pursuant to the 2025 SRP or the 2027 SRP will be utilized at management’s discretion. The actual timing and amount of Class A common stock that may be repurchased under these plans will depend on a number of factors, including the terms of any Rule 10b5-1 plan then in effect, price, general business and market conditions, regulatory requirements, and alternative investment opportunities or capital needs.

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in BancShares’ 2025 Form 10-K and its other filings with the Securities and Exchange Commission.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our monthly Class A common stock repurchase activity during the three months ended September 30, 2026. Subsequent to September 30, 2026, BancShares purchased an additional 47,713 shares of Class A common stock through October 31, 2026 under the 2025 SRP.

Table 58
Issuer Purchases of Class A Common Stock

dollars in millions, except per share data	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan
Repurchases from July 1 - 31, 2026	97,287	$2,119.51	97,287	$1,105
Repurchases from August 1 - 31, 2026	88,940	2,214.68	88,940	908
Repurchases from September 1 - 30, 2026	92,601	2,128.70	92,601	711
Total	278,828	$2,152.92	278,828	$711

On July 25, 2025, BancShares announced that the Board authorized the 2025 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $4.0 billion through December 31, 2026. On October 23, 2026, BancShares announced that the Board authorized the 2027 SRP, which allows BancShares to repurchase shares of its Class A common stock in an aggregate amount up to $1.2 billion in 2027.

Under the 2025 SRP and 2027 SRP, shares of BancShares’ Class A common stock may be purchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan, but the Board’s action does not obligate BancShares to repurchase any minimum or particular number of shares, and repurchases may be suspended or discontinued at any time (subject to the terms of any Rule 10b5-1 plan in effect) without prior notice.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the third quarter of 2026, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
EXHIBIT INDEX

3.1
Certificate of Designation of 7.500% Non-Cumulative Perpetual Preferred Stock, Series F, dated September 11, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed September 14, 2026)

4.1
Deposit Agreement, dated as of September 14, 2026, among the Registrant, Broadridge Corporate Issuer Solutions, LLC, as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 14, 2026)

4.2	Form of Depositary Receipt relating to the Registrant's 7.500% Non-Cumulative Perpetual Preferred Stock, Series F (included as Exhibit A to Exhibit 4.1 hereto)
4.3	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2026		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer